Form 10-K
period 1995-09-30
UCI MEDICAL AFFILIATES INC
filed 1995-12-28
CIK 737561

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1995
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _________________ to
_________________
Commission File Number:  0-13265

                          UCI MEDICAL AFFILIATES, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                      59-2225346

(State or other jurisdiction of incorporation   (IRS Employer Identification
  or organization)                                 Number)
6168 St. Andrews Road, Columbia, SC                                  29212
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (803) 772-8840

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The registrant's revenue for the year ended September 30, 1995, the registrant's most recent year end, was $17,987,147.
     The aggregate market value of voting stock held by nonaffiliates of the registrant on December 15, 1995, is approximately $4,166,000.*
     The number of shares outstanding of the registrant's common stock, $.05 par value was 3,794,916 at December 15, 1995.
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     * Calculated by excluding all shares held by officers, directors and controlling shareholder of registrant without conceding that all such persons are "affiliates" of registrant for purposes of the federal securities laws.
     Total number of pages, including the cover page, is 123 . Exhibit Index is on page 41 .

                          UCI MEDICAL AFFILIATES, INC.

                               INDEX TO FORM 10-K

                                                                       PAGE

         PART I

Item 1   Business   ..........................................................3

Item 2   Properties  .........................................................5

Item 3   Legal Proceedings  ..................................................6

Item 4   Submission of Matters to a Vote of Security Holders  .............   6

         PART II

Item 5   Market for the Registrant's Common Stock and

         Related Security Holder Matters  ...............................     7

Item 6   Selected Financial Data  ........................................    8

Item 7   Management's Discussion and Analysis of Financial

         Condition and Results of Operations  ..............................  9

Item 8   Financial Statements and Supplementary Data  .......................12

Item 9   Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure  .........................   12
   PART III

Item 10  Directors and Executive Officers of the Registrant  ................12

Item 11  Executive Compensation  ........................................... 14

Item 12  Security Ownership of Certain Beneficial Owners

         and Management  ................................................    15

Item 13  Certain Relationships and Related Transactions  ....................17

         PART IV

Item 14  Exhibits, Financial Statement Schedules and

         Reports on Form 8-K  ...............................................19

                                     PART I

Item 1.  Business

Introduction

         The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA (the "P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 25 medical clinics, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the Centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management's agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1995, the Company has shown a substantial increase in revenues and in medical centers under management. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

General

         UCI-SC provides nonmedical management and administrative services for freestanding medical centers. The Company as of September 1995 owns a network of medical centers consisting of 25 freestanding Centers located throughout South Carolina.

         In order to comply with prohibitions against corporations, other than medical professional associations, providing medical care; all medical services at the Centers are provided by or under the supervision of the P.A., a South Carolina professional association.

         The Centers are staffed by licensed physicians, other healthcare providers and administrative support staff. The medical support staff includes licensed nurses, certified medical assistants, laboratory technicians and x-ray technicians.

         The Centers typically are open for extended hours (weekends and evenings) and out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made.

         The Company's Centers are broadly distributed throughout the state of South Carolina. There are eleven primary care Centers in the Columbia region, four in the Charleston region, four in the Myrtle Beach region and four in the Greenville-Spartanburg region. In addition to these 23 Centers, the Company operates a surgical practice and an orthopedic practice, both of which are located in Columbia.

         The Company's business, by its nature, is subject to various risks, including, but not limited to, difficulties in controlling health care costs, uncertainty of future expansion, availability of primary care physicians and possible negative effects of government regulation.

         The health care industry is subject to extensive federal and state regulation. Changes in healthcare legislation or reinterpretations of existing regulations could significantly affect the business of the Company.

Medical Services Provided at the Centers

         The Company's Centers offer reasonably priced out-patient medical care, without appointment, for treatment of acute and episodic medical problems. The Centers provide a broad range of medical services which would generally be classified as within the scope of family practice and occupational medicine. The medical services are provided by licensed physicians, nurses and auxiliary support personnel. The services provided at the Centers include, but are not limited to the following:

 (bullet) Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia and other conditions typically treated by primary care providers;

 (bullet) Treatment of injuries, such as simple fractures, dislocations, sprains, bruises and cuts;

 (bullet) Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;

 (bullet) Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, urinalysis and various cultures; and,

 (bullet) Occupational and industrial medical services, including drug testing, worker's compensation and physical examinations.

         At any of the Centers, a patient with a life-threatening condition would be evaluated by the physician, stabilized and immediately transferred to a nearby hospital.

Patient Charges and Payments

         The fees charged to a patient are determined by the nature of medical services rendered. Management of the Company believes that the charges at its Centers are significantly lower than the charges of hospital emergency departments and are generally competitive with the charges of local physicians and other providers in the area.

         The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross/Blue Shield, Medicare, Worker's Compensation and other private insurance). Private pay billings represent the most significant source of revenues. The Company also provides services for members of three of the largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HealthSource South Carolina, Inc., and Maxicare South Carolina (a division of Maxicare Southeast Health Plan, Inc.).

         Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees. The increase in medical costs under traditional indemnity health care plans has been caused by a number of factors. These factors include:
(i) the lack of incentives on the part of health care providers to deliver cost-effective medical care; (ii) the absence of controls over the utilization of costly specialty care physicians and hospitals; (iii) a growing and aging population which requires increased health care expenditures; and (iv) the expense involved with the introduction and use of advanced pharmaceuticals and medical technology.

         As a result of escalating health care costs, employers, insurers and governmental entities all sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like the Company to administer medical care to HMO members. These contracts provide for payment to the Company on either a discounted fee-for-service or through capitation payments based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefit period.

         Certain third party payors are studying various alternatives for reducing medical costs, some of which, if implemented, could affect reimbursement levels to the Company. The Company cannot predict whether changes in present reimbursement methods or proposed future modifications in reimbursement methods will affect payments for services provided by the Centers and, if so, whether they will have an adverse impact upon the business of the Company.

Competition and Marketing

         All of the Company's Centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices and other competing freestanding medical centers. Some of these providers have financial resources which are greater than those of the Company. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than Centers such as those operated by the Company. The Company's Centers compete on the basis of accessibility, including evening and weekend hours, a no-appointment policy, the attractiveness of its state-wide network to large employers and third party payors, and on a basis of a competitive fee schedule. In an effort to offset the competition's community recognition, the Company has substantially increased its marketing efforts. Regional marketing representatives have been added, focused promotional material has been developed and a newsletter for employers promoting the Company's activities has been initiated.

Government Regulation

         South Carolina prohibits the corporate practice of medicine. By virtue of its relationship with the P.A., the Company believes that it is in full compliance with this law.

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. Generally, regulation of health care companies is increasing.

         Various proposals affecting federal and state regulation of the health care industry, including limitations on Medicare and Medicaid payments, have been introduced in the past, including provisions in legislation currently pending.

Employees

     As of September 30, 1995 and 1994, the Company had 301 and 202 employees, respectively (270 and 170 , respectively, on a full-time equivalent basis).

Item 2.  Properties

         All but one of the Company's primary care Centers are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. Four (4) Centers are leased from entities affiliated with the Company's Chairman and one (1) center is leased directly from the Chairman. Seven (7) Centers are leased from Companion HealthCare Corporation, a principal shareholder of the Company. See additional information regarding these leases at
Item 13, "Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

         The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, there are no material pending legal proceedings to which the Company is party.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 13, 1995, the annual meeting of the shareholders of the Company was held and the following actions were taken:

     1. The shares of Common Stock represented at the meeting were voted to elect Charles M. Potok, Charles P. Cannon and Russell J. Froneberger to the Board of Directors for terms expiring in 1997, 1998 and 1998, respectively, as follows:

                                            Number Voting          For         Against     Abstain

              Charles M. Potok                 2,804,675      2,665,941          -          138,734
              Charles P. Cannon                2,804,675      2,665,941          -          138,734
              Russell J. Froneberger           2,804,675      2,665,941          -          138,734

              Two other Directors, M.F. McFarland, III, M.D. and Harold H. Adams, Jr., whose terms expire in 1997 and 1996, respectively, continued to serve as elected.

         2. The shares of Common Stock represented at the meeting were voted to approve an amendment to the 1994 Incentive Stock Option Plan to increase the number of shares of Common Stock that may be issued under the Stock Option Plan from 50,000 shares to 750,000 shares as follows:

                Number Voting          For               Against     Abstain

                 2,578,837         2,552,639              24,339       1,859



         3. The shares of Common Stock represented at the meeting were voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the Company as follows:

               Number Voting          For               Against     Abstain

                   2,804,675       2,803,922             446          337

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Common Stock of the Company is traded on the over-the-counter market. The prices set forth below indicate the high and low bid prices. All stock prices have been adjusted to reflect the Company's one for five reverse stock split effected on July 27, 1994.

                                                                                   Bid Price

         Fiscal Year ended September 30, 1995                          High                      Low
         1st quarter (10/01/94 - 12/31/94)                             3-1/8                     1-1/2
         2nd quarter (01/01/95 - 03/31/95)                             3-1/4                     1-1/2
         3rd quarter (04/01/95 - 06/30/95)                             3-3/8                     2-1/4
         4th quarter (07/01/95 - 09/30/95)                             3-1/4                     1-3/4

                                                                                    Bid Price

         Fiscal Year ended September 30, 1994                          High                      Low

         1st quarter (10/01/93 - 12/31/93)                                5/8                        5/8
         2nd quarter (01/01/94 - 03/31/94)                             2-1/2                        15/100
         3rd quarter (04/01/94 - 06/30/94)                             4-1/16                    1-1/4
         4th quarter (07/01/94 - 09/30/94)                             3-6/10                    1-1/4

         From October 1, 1992 through September 30, 1993, the Company's stock had been quoted at 5/32.

         The foregoing quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         As of September 30, 1995, there were 698 stockholders of record of the Company's Common Stock, excluding individual participants in security position listings.

         The Company has not paid dividends on its Common Stock since inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data  (In thousands, except per share data)

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                       STATEMENT OF OPERATIONS DATA

                                                              For the year ended September 30,

                                                               1995       1994     1993     1992      1991
Revenues ...............................................   $ 17,987    $12,540   $9,799   $8,330   $ 8,542
Income (loss) before extraordinary items ...............     (1,360)       644      268        3       (76)
Net income (loss) (1) ..................................     (1,360)       644      407        3       (76)
Net income (loss) per share (2) ........................       (.43)       .28      .21     --        (.04)
Weighted average number of
  shares outstanding (2) ...............................      3,137      2,324    1,971    1,946     1,946

                               BALANCE SHEET DATA

                                                                   September 30,

                                                     1995     1994     1993      1992      1991

Working capital ................................      (383)     763     (845)     (921)  (1,394)
Premises & equipment, net ......................     2,795    1,098      487       268       404
Total assets ...................................    10,216    6,674    2,940     2,452     2,748
Long-term debt .................................     4,366    2,838      667       634       473
Stockholders' equity ...........................     3,253    2,603      457        49       473


(1) Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes." The effect of adopting SFAS 109 was to reduce income tax expense for 1994 by approximately $612,000 or $.26 per share.

(2) The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     Results of Operations for the Year Ended September 30, 1995 Compared to Year Ended September 30, 1994

         For fiscal year 1995, revenues of $17,987,000 reflect an increase of 43% from the amount reported for fiscal year 1994. The following reflects revenue trends from fiscal year 1991 through fiscal year 1995:

                            For the year ended September 30, (in thousands)

                               1995         1994        1993       1992     1991

         Revenues            $17,987     $12,540      $9,799     $8,330   $8,542
         Operating Costs      18,180      11,881       9,133      8,004    8,232
         Operating Margin       (193)        660         666        326      310


         The increase in revenue for fiscal year 1995 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers from 19 to 25. The expansion included the addition of two Centers each to the clusters in Columbia (bringing the total to eleven plus two specialty practices in this region), Greenville (bringing the total to four in this region) and Myrtle Beach (bringing the total to four in this region).

         The Company, in fiscal year 1995, increased its services provided to members of HMOs. In these arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina. With its arrangement with Companion, the Company now participates in three HMOs and is the primary care "gatekeeper" for more than 11,000 capitated lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for this possibility.

         Increased revenues in fiscal year 1995 also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company wherein the Company acts as the primary care provider for injured workers of firms insured through Companion Property and Casualty Insurance Company. Companion Property and Casualty Insurance Company is wholly owned by Blue Cross Blue Shield of South Carolina and is therefore affiliated with Companion HealthCare Corporation, a primary shareholder of the Company. See additional related information at Item 13, "Certain Relationships and Related Transactions."

         Patient encounters increased to 283,000 in fiscal 1995 from 216,000 in fiscal 1994.

         Even with the positive effects of the factors mentioned above, revenues were short of goals for the year, due in part to the increased competition from hospitals and other providers in Greenville, Sumter and Myrtle Beach and to certain short-term disruptions related to the practices acquired during the year.

         Operating losses of $193,000 were realized in fiscal 1995 as compared to an operating margin of $660,000 in fiscal 1994. This is due, in part, to start-up costs being incurred at the six Centers added in fiscal 1995. Operating costs of $18,180,000 for fiscal 1995 exceeded management's budgets primarily in the areas of personnel costs and medical supplies. Management has aggressively addressed these areas, implementing significant cost cutting measures during the latter part of the third quarter. These include very substantial and across the board reductions in personnel costs, severe reductions in overtime and aggressive negotiations with vendors to obtain more substantial discounts on medical supplies.

         Depreciation and amortization expense increased to $579,000 in fiscal 1995, up from $320,000 in fiscal 1994. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Surfside Beach, Columbia, and Myrtle Beach. Interest expense increased from $164,000 in fiscal 1994 to $505,000 in fiscal 1995 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of the Surfside Beach Center and in the leasehold improvements.

         In the latter part of fiscal year 1994, the Company converted to a centralized computer system acquired from Companion Technologies. Companion Technologies is wholly owned by Blue Cross Blue Shield of South Carolina and is therefore affiliated with Companion HealthCare Corporation, a primary shareholder of the Company. See additional related information at Item 13, "Certain Relationships and Related Transactions." This conversion was necessitated by the Company's expansion, the need for a centralized, specialized billings and collections unit, and by the Company's recognition that increased managed care participation required more exacting data. With billing done from a centralized location rather than from each medical center, the Company believes that both increased billing efficiency, and greater focus on collections, will result. The new computer system will also cause a reduction in computer-related expansion costs should the Company add additional Centers. In making this conversion, the Company traded in its old computer equipment, giving rise to a loss of approximately $69,000 in fiscal 1994.

         Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for 1994 by approximately $612,000 or $.26 per share. Financial statements presented for 1993 and prior years reflected income taxes recorded under the deferred method previously required by previous accounting standards. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income. Under certain circumstances, a significant change in the Company's ownership could severely limit utilization of the Company's net operating loss carry forwards.

Financial Condition at September 30, 1995

         The Company grew significantly during the year ending September 30, 1995.

         Cash and cash equivalents have decreased from $210,000 at September 30, 1994 to $77,000 at September 30, 1995. Cash was utilized mainly for working capital needs and to fund the expansion previously discussed.

         Accounts receivables increased notably from fiscal year 1994. This was attributable to the opening of six additional primary care Centers and the overall growth in patient visits to existing Centers.

         The increase in property and equipment is attributable to the purchase of the Donaldson Center, the equipment needs of new Centers and the up-grading of equipment at established Centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $3,578,000 at September 30, 1995 compared to $2,651,000 at the end of the previous fiscal year and reflects the medical practices acquired.

         The current portion of debt increased in fiscal year 1995 to $1,245,000 from $543,000 at the end of fiscal year 1994. Long-term debt also increased. These increases are primarily the result of indebtedness incurred in the purchases of the Donaldson Center, in the purchase of Summit Medical, and in the utilization of an operating line of credit.

         Accounts payable increased $1,186,000 during 1995 to $1,653,000 as a result of the tight cash position of the Company and as a result of the accelerated growth of the Company during this period. Overall, the Company's current liabilities exceeded its current assets at September 30, 1995 by $383,000; working capital needs were funded, in part, by the sale of stock to Companion HealthCare (a private placement) for $600,000 on November 3, 1995 (see Subsequent Events section below.)

         Liquidity and Capital Resources

         The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to Companion HealthCare Corporation), internally generated funds and credit extended by suppliers.

         Operating activities used $460,000 of cash during fiscal year 1995, compared with $744,000 used during fiscal year 1994. The decrease in operating cash used during fiscal 1995 is mainly the result of growth in accounts payable and accrued expenses. Some of these payables were reduced via utilization of the $600,000 from the November 3, 1995 common stock sale to Companion HealthCare (see Subsequent Events section below).

         Investing activities used $642,000 of cash during fiscal year 1995 compared with $120,000 in 1994 as a result of expansion efforts. Continued growth is anticipated during 1996. (See "Subsequent Events" for acquisition activity in the first quarter of fiscal year 1996.)

         The Company received $1,240,000 during fiscal 1995 in cash resulting from two private placements of stock with Companion HealthCare Corporation which was used in part to manage the Company's rapid growth and in part to reduce debt. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

Earnings and Balance Sheet Analysis for Fiscal Year 1994 Compared to 1993

         Total revenues for fiscal year 1994 increased by 28% to $12,540,000 from $9,799,000 for fiscal year 1993. The Company expanded from 14 to 19 Centers during this year and was able to hold gross profit margin at about $660,000 for both years. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" was adopted at the start of fiscal 1994 with the result of reducing income tax expense for 1994 by approximately $612,000.

Subsequent Events

         In January 1995, the Company entered into an acquisition agreement for a medical practice in Myrtle Beach, South Carolina. The acquisition is expected to become effective prior to December 31, 1995, after certain conditions precedent occur.

         On November 3, 1995, Companion purchased 218,180 shares of newly issued common stock of the Company for $2.75 a share, or $599,995. Subsequent to the transaction, Companion's ownership in the Company was approximately 45%. Companion has the option to purchase as many shares as may be necessary for Companion to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

         On December 1, 1995, the Company acquired a medical practice in Greenville, South Carolina. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into lease agreements for the facility occupied by and the computer system used by the acquired medical practice.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to the Index to Financial Statements on Page 20 .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On July 27, 1995, the Company notified Scott and Holloway, LLP (formerly Moore Kirkland Scott & Beauston) that it would not be retained as the Company's independent accountants for the fiscal year ending September 30, 1995. The Company's decision not to retain Scott and Holloway, LLP was approved by the Board of Directors at a meeting held on July 26, 1995 and was not the result of any prior, existing or expected disagreement with the Company. The reports of Moore Kirkland Scott & Beauston on the financial statements of the Company for the fiscal years ended September 30, 1994 and 1993 contained no adverse opinion or disclaimer of opinion. The reports were modified because of an uncertainty as to the Company's ability to continue as a going concern as a consequence of losses incurred from continuing operations. This modification has been subsequently rescended and an unqualified opinion for the fiscal years ended September 30, 1994 and 1993 has been issued. In connection with its audits of financial statements of the Company for the fiscal years ended September 30, 1994 and 1993, and the interim period through July 27, 1995, the Company had no disagreement with Moore Kirkland Scott & Beauston on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore Kirkland Scott & Beauston, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such periods.

         Scott and Holloway, LLP has furnished the Company with a letter addressed to the SEC stating that they agree with the statements made by the Company with respect to their dismissal.

         On July 26, 1995, the Company engaged Price Waterhouse LLP as its independent accountants to audit the Company's financial statements for the fiscal year ending September 30, 1995. The decision to engage Price Waterhouse LLP was approved by the Board of Directors of the Company at a meeting held on July 26, 1995. During the Company's fiscal years ended September 30, 1994 and 1993, the Company did not consult with Price Waterhouse LLP regarding any matters (a) which were, or should have been, subject to SAS 50, or (b) concerning the subject matter of a disagreement or reportable event with the Company's former independent accountants (as described in Regulation S-B, Item 304(a)(2)).

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company's Restated Certificate of Incorporation provides for a classified Board of Directors so that, as nearly possible, one-third of the Company's Board of Directors is elected each year to serve a three-year term. Currently, the Board of Directors consists of five directorships with staggered terms expiring at the Annual Meetings of Shareholders in 1996, 1997 and 1998. The Company's Bylaws provide the Board of Directors with the power and authority to determine the number of directors constituting the entire Board of Directors. At a meeting of the Board of Directors on July 26, 1995, the Board of Directors voted to increase the size of the Board from three members to the current five members, with such increase to be effective immediately prior to the election of directors at the Annual Meeting, which was held September 13, 1995. To give effect to such increase, the Board of Directors approved the addition of one directorship to each of the classes of directors whose terms expire at the Annual Meetings of Shareholders in 1997 and 1998. Set forth below is the certain biographical information with respect to the directors of the Company.

         M.F. McFarland, III, M.D., 47, has served as Chairman of the Board, President and Chief Executive Officer of the Company since January 1987 and as a director of the Company since September 1984. From September 1984 until January 1987, he served as Vice President of the Company. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Society and the American Medical Association. In November 1992, a voluntary proceeding under Chapter 11 of the United States Bankruptcy Code was filed with respect to Dr. McFarland.

         Harold H. Adams, Jr., 48, has served as Director of the Company since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992, and served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 25 years of involvement in the insurance industry and is a member of many professional and civic organizations.

         Charles P. Cannon, 45, has served as Director of the Company since September 1995 and as Vice President, Corporate Controller and Assistant Treasurer for Blue Cross Blue Shield of South Carolina ("Blue Cross") since April 1988 and as Assistant Treasurer for its subsidiary, Companion HealthCare Corporation, since April 1988. Prior to joining Blue Cross in April 1988, he was a Senior Manager and consultant for Price Waterhouse LLP for eleven (11) years. Mr. Cannon is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, the Institute of Management Accountants, and the Tennessee Society of Certified Public Accountants.

         Russell J. Froneberger, 50, has served as Director of the Company since June 1994 and as President of Global Consulting, a multinational marketing and financial consulting firm, since 1991. Mr. Froneberger has over twenty-eight years of international corporate finance and marketing experience, having been associated with Manufacturers Hanover Trust Company from 1967 to 1972, and South Carolina National Bank, where he served as Senior Vice President of Marketing and Corporate Development Relations from 1972 to 1991. He has lectured on finance and capital formation at major universities and was the founder and first Chairman of the Midlands International Trade Association in Columbia, South Carolina.

         Charles M. Potok, 46, has served as Director of the Company since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company ("CPCIC") since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CPCIC, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance.

Executive Officers

         The names of the executive officers, who are not also directors of the Company, and certain other biographical information are as follows:

         Stephen S. Seeling, 46, has served as Chief Operating Officer and Counsel and Corporate Secretary of the Company since he joined the Company in January 1994. Prior to that time, Mr. Seeling served as the Executive Director of the South Carolina State Board of Medical Examiners from 1987 to

January 1994, as the Assistant Attorney General for the South Carolina State Board of Medical Examiners from 1983 to 1987, and as Assistant District Attorney for Philadelphia, Pennsylvania from 1976 to 1981.

         Jerry F. Wells, Jr., 33, has served as Chief Financial Officer of the Company since he joined the Company in February 1995. Prior to that time, he served as a Senior Manager and consultant for Price Waterhouse LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

     D. Michael Stout, M.D., 50, has served as Vice President of Medical Affairs of the Company since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians and the Columbia Medical Society. Dr. Stout is also a member of the American College of Physician Executives.

     Jitendra S. Mehta, 44, has served as Vice President of Operations for the Company since November 1993. Mr. Mehta has an extensive background in hospital and medical personnel administration. He served as Business Director of Multispecialty Clinic in Maryland from 1985 to 1989 and served as Vice President and Partner of Citrus Diagnostic Center from 1990 to 1993. Mr. Mehta is currently a member of American Registry for Radiological Technology and the Nuclear Medicine Technologist Certification Board.

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers to file reports of holdings and transactions in the Company's common stock with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to the Company's fiscal year ending September 30, 1995.

Item 11. Executive Compensation

Compensation of Directors

         Directors are paid a fee of $500 for attendance at each meeting of the Board of Directors. Directors of the Company are reimbursed by the Company for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Compensation of Officers

         During each of the Company's three prior fiscal years, M.F. McFarland, III, M.D., the Company's Chief Executive Officer and President, and D. Michael Stout, M.D., the Company's Vice President of Medical Affairs, served without compensation from UCI-SC for their services in the executive offices they have held with the Company during such periods. No other executive officer of the Company earned compensation in excess of $100,000 for services provided to the Company in any of the Company's three prior fiscal years.

         During each of the Company's three prior fiscal years, Dr. McFarland and Dr. Stout have received compensation for the services they performed for the P.A. For services performed for the P.A. during each of the Company's fiscal years ended September 30, 1995, 1994 and 1993, Dr. McFarland was paid aggregate compensation, including bonuses, of $362,046, $343,500 and $253,603, respectively. For services performed for the P.A. during each of the Company's fiscal years ended September 30, 1995, 1994 and 1993, Dr. Stout was paid aggregate compensation, including bonuses, of $189,600, $180,394 and $169,665, respectively. See "Certain Transactions - Agreements with Doctor's Care."

         Effective October 1, 1995 and November 1, 1995, Dr. McFarland and Dr. Stout, respectively, entered into new employment contracts with both the Company and the P.A., with the following terms:

         Dr. McFarland: Effective October 1, 1995, Dr. McFarland entered into a five (5) year contract with UCI-SC that provides for annual compensation of $157,500, the use of one automobile, and an incentive bonus payable at the end of the Company's fiscal year subject to the Board of Directors' determination and based upon net income and gross revenue of the Company for the same year. Also, effective October 1, 1995, Dr. McFarland entered into a five (5) year contract with the P.A. that provides for annual compensation of $157,500.

         Dr. Stout:  Effective  November 1, 1995,  Dr. Stout entered into a five
         (5) year contract with UCI-SC that provides for annual compensation of $50,000. Also, effective November 1, 1995, Dr. Stout entered into a five (5) year contract with the P.A. that provides for annual compensation of $160,000.

Existing Stock Option Plans

         Pursuant to the Company's Incentive Stock Option Plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant. Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. During the year ended September 30, 1995, no options were exercised. At September 30, 1995, there were stock options outstanding under the 1994 Plan for 242,000 shares, all of which were granted in the year ended September 30, 1995.

         The Incentive Stock Option Plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993. During the year ended September 30, 1995, no options were exercised and 5,100 options expired. At September 30, 1995, there were stock options outstanding under the 1984 Plan for 15,500 shares at $.25 per share, all of which were exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock of the Company as of September 30, 1995. Information is presented for (i) shareholders owning more than five percent of the outstanding common stock, (ii) each director and executive officer of the Company, individually, and (iii) all directors and executive officers of the Company, as a group. Except as otherwise specified, each of the shareholders named in the table has indicated to the Company that such shareholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that shareholder. Beneficial ownership reflected in the table below is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within sixty days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.


                                                        Number of Shares

                  Name                                 Beneficially Owned               Percentage

Companion HealthCare Corporation                            1,460,991                     41.65%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                                     521,844                      14.88%
6168 St. Andrews Road
Columbia, SC  29212

D. Michael Stout, M.D.                                        240,360                      6.85%
512 Sims Avenue
Columbia, SC  29205

Manufacturers Hanover Trust Co.                               202,200                     5.76%
350 Fifth Avenue, Suite 426
New York, NY  10118

Harold H. Adams, Jr.                                            2,000                        -
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                                -                          -
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                            -                         -
1201 Main Street, Suite 1980
Columbia, SC  29201

Jitendra S. Mehta                                                 -                         -
6168 St. Andrews Road
Columbia, SC  29212

Charles M. Potok                                                  -                         -
I-20 at Clemson Road
Columbia, SC  29219

Stephen S. Seeling                                                -                         -
6168 St. Andrews Road
Columbia, SC  29212

Jerry F. Wells, Jr.                                                 -                         -
6168 St. Andrews Road
Columbia, SC  29212

All directors and executive officers                             764,204                   21.78%
as a group (7 persons)


Item 13. Certain Relationships and Related Transactions

Agreements with Doctor's Care

         General. All of the Company's operations are conducted through its wholly-owned subsidiary, UCI-SC, which operates a network of twenty-five freestanding primary care medical Centers located throughout South Carolina, all of which conduct business under the name "Doctor's Care." In order to comply with prohibitions of providing medical care, all medical services at these medical facilities are provided by or under the supervision of Doctor's Care, P.A., a South Carolina professional association (the "P.A.").

         Facilities Agreement. Pursuant to a Facilities Agreement between UCI-SC and the P.A. (the "Facilities Agreement"), UCI-SC supplies to the P.A. the facilities, equipment and assets of the Centers, as well as such non-medical personnel as are reasonably required by the P.A. in the operation of the Centers. In exchange, the P.A. provides the necessary staffing for the performance of medical services at the Centers, including a physician to serve as Executive Medical Director having overall responsibility for the operations of the Centers. Pursuant to an employment agreement between M.F. McFarland, III, M.D., President and Chief Executive Officer of the Company ("Dr. McFarland") and the P.A., Dr. McFarland serves as Executive Medical Director of the Centers. In September 1994, the Facilities Agreement was renewed for an additional five year term. In January 1995, the Facilities Agreement was modified to provide UCI-SC with certain rights to terminate the Facilities Agreement (a) upon the death of Dr. McFarland, (b) upon Dr. McFarland ceasing to own, either directly or indirectly, a controlling interest in the P.A., or (c) upon Dr. McFarland becoming a "disqualified person" as defined by the South Carolina Business Corporation Act of 1988, as amended.

         Refund Agreement. Pursuant to a Facilities Fee Refund Agreement (the "Refund Agreement"), entered into among UCI-SC and the P.A., the P.A. was entitled to receive a refund of a portion of the fees payable to UCI-SC under the Facilities Agreement with respect to certain Centers. This agreement was terminated effective October 1, 1995. During the year ended September 30, 1995, UCI-SC accrued total refunds payable to the P.A. under the Refund Agreement of $177,000 and made payments of $200,000 against accumulated payables. During the year ended September 30, 1994, UCI-SC accrued total refunds payable to the P.A. under the Refund Agreement of $131,000 and made payments of $213,500 against accumulated payables. At September 30, 1995 and 1994, UCI-SC had a refund payable to the P.A. of approximately $276,000 and $299,000, respectively.

Facility Leases

         UCI-SC leases seven Centers from Companion HealthCare Corporation under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the facility at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1995, 1994 and 1993 were $271,100, $205,901 and zero, respectively.

    Several of the Centers operated by UCI-SC are leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. The Doctor's Care-Northeast Center is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1994 for a five year term. The lease has two five year renewal options and provides UCI-SC with an option to purchase the facility at its fair market value after October 1995. Total lease payments made by UCI-SC under the lease during the Company's fiscal years ended September 30, 1995, 1994 and 1993 were $45,600, $42,696 and $39,554, respectively, plus utilities and real estate taxes. During the year ended September 30, 1995, the Doctor's Care-Lexington and the Doctor's Care-Forest Acres Centers were leased from a general partnership in which Dr. McFarland and Dr. Stout are general partners. The Doctor's Care-Lexington lease was renewed in October 1994 for a five year term. In August 1995, the Doctor's Care-

Forest Acres facility was sold to an unrelated third party who leases it to the Company. The Doctor's Care-Lexington lease has a five year renewal option and provides UCI-SC with an option to purchase the property at its fair market value at any time during the lease term. Total lease payments made by UCI-SC under these two leases during the Company's fiscal years ended September 30, 1995, 1994 and 1993 were $90,000, $75,166 and $78,012, respectively, plus utilities and real estate taxes. The Doctor's Care-West Columbia and the Doctor's Care-Beltline Centers are leased from a general partnership in which Dr. McFarland and Dr. Stout are general partners. These two leases expire in October 1998 and provide for a five year renewal option. Total lease payments made by UCI-SC under these two leases during the Company's fiscal years ended September 30, 1995, 1994 and 1993 were $84,000, $87,000 and $78,000, respectively, plus utilities and real estate taxes. In connection with its agreement to lease these two Centers, UCI-SC guaranteed the lessor's mortgage debt relating to the two Centers. At September 30, 1995, 1994 and 1993, the outstanding balance of such debt was $382,697, $386,110 and $395,000, respectively. The Doctor's Care-West Wateree Center is leased directly from Dr. McFarland. Total lease payments made by UCI-SC under this lease during the Company's fiscal years ended September 30, 1995, 1994 and 1993, were $24,666, $23,333 and $21,522, respectively.

Other Transactions with Related Companies

         Blue Cross Blue Shield of South Carolina ("Blue Cross") owns 100% of Companion HealthCare Corporation, which owns approximately 45% of the Company's outstanding common stock. During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from Companion Technologies, Inc., a wholly-owned subsidiary of Blue Cross for an aggregate purchase price of $504,000. The terms of the purchase agreement are believed to have been no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the five year lease term for $1. The lease obligation recorded at September 30, 1995 is $464,361 which includes lease addenda.

         During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with Company Property and Casualty Insurance Company, a wholly-owned subsidiary of Blue Cross, pursuant to which UCI-SC acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through Companion Property and Casualty Insurance Company ("CP&C"). Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC entered into a financing arrangement with CP&C for the purchase of the Doctor's Care-Donaldson facility, which consists of a note payable in monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable. The terms of the agreement with Companion Property and Casualty Insurance Company are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

         During the Company's fiscal year ended September 30, 1994, UCI-SC began providing services for a health maintenance organization ("HMO") operated by Companion HealthCare Corporation, pursuant to which UCI-SC, through the P.A., acts as the designated primary care provider for members of the HMO who have selected the P.A. as their primary care provider. The terms of the agreement with Companion HealthCare Corporation are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's -length negotiations with unrelated third parties for similar arrangements.

         The employees of the Company are offered health, life, dental and disability coverage at group rates from Blue Cross and its subsidiaries. The group rates offered to the employees of the Company are believed to be no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      (1)  Reference is made to the Index to Financial Statements on
                        page   21  .

                  (2) A listing of the exhibits to the Form 10-KSB is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K during the quarter ended September 30, 1995, which reported the acquisition of Summit Medical of Greenville, South Carolina.

                  The Company filed a Form 8-K during July 1995 which reported a change in the Company's independent accountants from Scott & Holloway, LLP to Price Waterhouse LLP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                         Page(s)
Reports of Independent Accountants   ......................................22-23

Consolidated Balance Sheets at September 30, 1995 and 1994  ............     24


Consolidated Statements of Operations for the three years

         ended September 30, 1995  ...................................       25


Consolidated Statements of Changes in Stockholder's Equity

         for the three years ended September 30, 1995  ......................26


Consolidated Statements of Cash Flows for the three years

         ended September 30, 1995  .......................................   27


Notes to Consolidated Financial Statements  ............................. 28-39




All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          UCI MEDICAL AFFILIATES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1994

                        Report of Independent Accountants

November 21, 1995

To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. at September 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of UCI Medical Affiliates, Inc. at September 30, 1994 and for each of the two years in the period then ended were audited by other independent accountants whose report dated January 26, 1995 expressed an unqualified opinion on those statements with an explanatory paragraph that the Company prospectively changed its method of accounting for income taxes for the year ended September 30, 1994. This change is described in Notes 1 and 4 to the accompanying consolidated financial statements.

/s/ Price Waterhouse LLP

           ORIGINAL SIGNED OPINION ON PRICE WATERHOUSE LLP LETTERHEAD
                                 IS ON FILE WITH

                          UCI MEDICAL AFFILIATES, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
UCI Medical Affiliates, Inc.

We have audited the accompanying balance sheet of UCI Medical Affiliates, Inc. as of September 30, 1994, and the related statements of income, retained earnings, and cash flows for each of the two years in the period then ended that appear in this annual report. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. as of September 30, 1994, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

/s/ Moore Kirkland Scott & Beauston

West Columbia, South Carolina
January 26, 1995

      ORIGINAL SIGNED OPINION ON MOORE KIRKLAND SCOTT & BEAUSTON LETTERHEAD
                                 IS ON FILE WITH

                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets

                                                                          September 30,

                                                                         1995           1994
                                                                 ------------    -----------
Assets
Current assets

   Cash and cash equivalents .................................  $     76,513    $   210,286
   Accounts receivable, less allowance for doubtful accounts
       of $608,792 and $1,061,987 ............................     2,343,325      1,508,514
   Inventory .................................................       265,068        217,076
   Deferred taxes ............................................       491,543        491,543
   Prepaid expenses and other current assets .................       282,060        111,149
                                                                ------------    -----------
Total current assets .........................................     3,458,509      2,538,568

Property and equipment less accumulated depreciation of

   $1,529,999 and $1,173,667 .................................     2,795,384      1,098,310
Deferred taxes ...............................................       120,639        120,639
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $869,271 and
   $532,763                                                        3,578,371      2,651,245
Other assets .................................................       262,768        265,531
                                                                ------------    -----------

Total Assets .................................................  $ 10,215,671    $ 6,674,293
                                                                ============    ===========

Liabilities and Stockholders' Equity
Current liabilities

   Current portion of long-term debt .........................  $  1,244,603    $   542,564
   Accounts payable ..........................................     1,652,792        467,371
   Accrued salaries and payroll taxes ........................       498,791        307,612
   Other accrued liabilities .................................       445,362        458,782
                                                                ------------    -----------
Total current liabilities ....................................     3,841,548      1,776,329

Long-term debt, net of current portion .......................     3,121,098      2,295,197
                                                                ------------    -----------
Total Liabilities ............................................     6,962,646      4,071,526
                                                                ------------    -----------

Commitments and contingencies

Stockholders' Equity

   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued

                                                                           0              0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 3,508,164 and 2,622,178

         shares ..............................................       175,408        131,109
   Paid-in capital ...........................................     9,694,256      7,728,554
   Accumulated deficit .......................................    (6,616,639)    (5,256,896)
                                                                ------------    -----------
Total Stockholders' Equity ...................................     3,253,025      2,602,767
                                                                ------------    -----------

Total Liabilities and Stockholders' Equity ...................  $ 10,215,671    $ 6,674,293
                                                                ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations

                                                                         For the Years Ended September 30,

                                                                       1995            1994            1993
                                                                     -----------    ------------    ------------


Revenues ........................................................... $ 17,987,147    $ 12,540,040    $  9,799,387
Operating costs ....................................................   18,180,080      11,880,508       9,133,104
                                                                     ------------    ------------    ------------
Operating margin ...................................................     (192,933)        659,532         666,283

General and administrative expenses ................................       87,616          74,698          45,075
Depreciation and amortization ......................................      579,224         319,554         161,149
                                                                     ------------    ------------    ------------
Income (loss) from operations ......................................     (859,773)        265,280         460,059

Other income (expenses)

   Interest expense (net of interest income) .......................     (505,459)       (164,182)        (53,507)
   Gain (loss) on disposal of equipment ............................        5,493
                                                                                          (68,892)              0
                                                                     ------------    ------------    ------------
Other income (expense) .............................................     (499,966)       (233,074)        (53,507)

Income (loss) before benefit (provision )for

   income taxes and extraordinary credit ...........................   (1,359,739)         32,206         406,552
Benefit (provision )for income taxes ...............................            0         612,182        (138,228)
                                                                     ------------    ------------    ------------
Income before extraordinary credit .................................   (1,359,739)        644,388         268,324

Extraordinary credit, utilization of net

   operating loss carryforward .....................................      138,228
                                                                                                0               0
                                                                     ============    ============    ============
Net income (loss) .................................................. $ (1,359,739)   $    644,388    $    406,552
                                                                     ============    ============    ============

Earnings (loss) per common and common equivalent share:

   Income (loss) before extraordinary credit ....................... $       (.43)   $        .28    $        .14
   Extraordinary credit                                                         0               0             .07
                                                                     ------------    ------------    ------------
Net Income (loss) per common equivalent share ...................... $       (.43)   $        .28    $        .21
                                                                     ============    ============    ============

Weighted average common shares

   outstanding .....................................................    3,136,544       2,324,241       1,970,693
                                                                     ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UCI Medical Affiliates, Inc.

           Consolidated Statements of Changes in Stockholders' Equity







                                                       Common Stock          Paid-In   Accumulated

                                                Shares       Par Value      Capital       Deficit         Total
                                              -----------   -----------   -----------   -----------   -----------

Balance, September 30, 1992 ................   1,945,988   $    97,299   $ 6,259,940   $(6,307,836)  $    49,403

   Net income (loss) .......................        --             --            --        406,552       406,552


   Exercise of stock options ...............       4,000           200           800           --          1,000


Balance, September 30, 1993 ................   1,949,988        97,499     6,260,740    (5,901,284)      456,955

   Net income (loss) .......................        --         644,388       644,388
                                                                                       -


   Exercise of stock options ...............       5,700           285         1,139         1,424
                                                                                                     -----------
                                                                                                     -----------

   Issuance of common stock ................     666,666        33,333     1,466,667     1,500,000
                                                                                                     -----------
                                                                                                     -----------

   Other ...................................          (8)
                                                                  (176)            8          --            --
                                                                         -----------   -----------   -----------
                                                                                       -----------   -----------

Balance, September 30, 1994 ................   2,622,178       131,109     7,728,554    (5,256,896)    2,602,767

   Net income (loss) .......................        --            --      (1,359,739)   (1,359,739)
                                                                                                     -----------

   Issuance of common stock ................     885,888        44,294     1,975,706     2,020,000
                                                                                                     -----------

   Other ...................................           5       (10,004)      (10,003)
                                                                                                98            (4)
                                             ===========   ===========   ===========   ===========   ===========

Balance, September 30, 1995 ................   3,508,164   $   175,408   $ 9,694,256   $(6,616,639)  $ 3,253,025
                                             ===========   ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Cash Flows

                                                                        For the Years Ended September 30,

                                                                               1995          1994        1993
                                                                        -----------   -----------   ---------

Net income (loss) ....................................................  $(1,359,739)  $   644,388   $ 406,552
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment ...........................       (5,493)       68,892           0
      Provision for losses on accounts receivable ....................      544,208       778,213     308,302
      Depreciation and amortization ..................................      579,224       319,554     161,149
      Common stock issued ............................................        4,125             0           0
      Deferred taxes .................................................            0      (612,182)          0
Changes in operating assets and liabilities:

   (Increase) decrease in accounts receivable ........................   (1,379,019)   (1,318,998)   (629,342)
   (Increase) decrease in inventory ..................................      (47,992)       (4,531)     (4,412)
   (Increase) decrease in prepaid expenses and other

      current assets .................................................     (158,536)      (37,001)       (261)
   Increase (decrease) in accounts payable and accrued

      expenses .......................................................    1,363,180      (582,542)     47,663
                                                                        -----------   -----------   ---------

Cash provided by (used in) operating activities ......................     (460,042)     (744,207)    289,651
                                                                        -----------   -----------   ---------

Investing activities:

Purchases of property and equipment ..................................     (620,584)     (226,362)    (67,244)

Acquisitions of goodwill .............................................      (24,426)      (50,000)          0

(Increase) decrease in other assets ..................................        2,760        (2,979)     26,380
                                                                        -----------   -----------   ---------

Cash provided by (used in) investing activities ......................     (642,250)     (120,223)   (199,982)
                                                                        -----------   -----------   ---------

Financing activities:

Issuance of common stock, net of redemptions .........................    1,240,000     1,500,000
                                                                                                            0
Proceeds from issuance of common stock under
   stock option plan .................................................            0         1,424       1,000

Increase in long-term debt ...........................................      475,000             0     106,608

Payments on long-term debt ...........................................     (746,481)     (450,589)   (181,786)
                                                                        -----------   -----------   ---------

Cash provided by (used in) financing activities ......................      968,519     1,050,835     (74,178)
                                                                        -----------   -----------   ---------

Increase (decrease) in cash and cash equivalents .....................     (133,773)      186,405      15,491
Cash and cash equivalents at beginning of year .......................      210,286        23,881       8,390
                                                                        -----------   -----------   ---------

Cash and cash equivalents at end of year .............................  $    76,513   $   210,286   $  23,881
                                                                        ===========   ===========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                   Notes To Consolidated Financial Statements

                               September 30, 1995

1.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 25 medical clinics, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.

Medical Supplies Inventory

The inventory of medical supplies and drugs is carried at the lower of average cost or market.

Property and Equipment

Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets, ranging from three to twenty years.

Maintenance, repairs and minor renewals are charged to expense. Major renewals or betterments, which prolong the life of the assets, are capitalized.

Upon disposal of depreciable property, the asset accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in the consolidated statements of operations.

Intangible Assets

The excess of cost over fair value of assets acquired (goodwill) is amortized on the straight-line method over periods from 15 to 30 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted cash flows over the remaining life of the goodwill and compares it to the business segment's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset.

Revenue Recognition

Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services.

Earnings Per Share

The computation of income per common and common equivalent share is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares issuable from stock options, using the treasury stock method.

Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of October 1, 1993. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax (benefit) provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Financial statements for the year ended September 30,1993 reflect income taxes recorded under the deferred method required under previous accounting standards.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Reclassifications

Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

2.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                                            1995                       1994
                                                       -----------------------    -----------------------
Leasehold improvements                                         $     382,659               $     158,854
Property and equipment, including capitalized leases               3,942,724                   2,113,123
                                                       -----------------------    -----------------------
                                                                   4,325,383                   2,271,977
Less, accumulated depreciation and amortization                   (1,529,999)                (1,173,667)
                                                       -----------------------    -----------------------
                                                               $   2,795,384               $  1,098,310
                                                       =======================    =======================


At September 30, 1995 and 1994, capitalized leased equipment included above amounted to approximately $1,651,000 and $647,000, net of accumulated amortization of $203,000 and $18,000, respectively. Depreciation and amortization expense equalled $384,638, $196,756 and $114,949 for the years ended September 30, 1995, 1994 and 1993, respectively.

3.       Business Combinations

In August 1995, the Company acquired the net assets of Summit Medical and entered into an employment agreement with the physician owner of Summit Medical. The acquisition has been accounted for as a purchase, and the financial activity of Summit Medical has been included in the accompanying consolidated financial statements since the date of the acquisition.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each fiscal year presented.

                                            1995                 1994
                                        ------------------     --------------

Revenue                                  $ 18,393,000           $  13,082,000

Net Income (loss)                       $  (1,358,624)         $      645,875

Net income (loss) per common and common
  equivalent share                      $            (.43)      $         .28


Certain other acquisition during fiscal year 1995 have not been included in this pro forma disclosure as the relevant information is not readily available. (Refer to note 12 for additional information provided on these acquisitions.)

4.       Income Taxes

Effective October 1, 1993, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under SFAS 109, prior years' financial statements have not been restated. As of October 1, 1993, the Company had a net deferred tax asset of $2,718,407, which was fully offset by a valuation allowance.

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                               1995                    1994                1993
                 ----------------------    -----------------    ----------------
Current:

   Federal                   $      --      $            --         $    16,694
   State                            --                   --               2,584
                   ----------------------    -----------------    -------------

                                     --                   --             19,278
                   ----------------------    -----------------    -------------
Deferred:                            --
   Federal                           --              (530,120)           103,005
   State                             --               (82,062)            15,945
                   ----------------------    -----------------    -------------
                                     --              (612,182)           118,950
                   ----------------------    -----------------    -------------
Total (benefit)
  provision
  before
  extraordinary
  credit                               --            (612,182)           138,228
Extraordinary credit                   --                   --         (138,228)
                     ----------------------    ----------------   --------------

Total income tax benefit    $                     $  (612,182)        $    --
                     ======================    =================   ============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:

                                              1995           1994
                                              -------------    ------------
Allowance for doubtful accounts            $  (169,043)      $  (155,852)

Related party accruals                           7,673            46,812

Operating loss carryforwards                   687,242            95,183


Accumulated depreciation                       (58,324)           69,650
                                            -------------    --------------

                                               467,548            55,793
Changes in valuation allowance                (467,548)         (667,975)
                                          =============    ==============
                                            $       --       $  (612,182)
                                           =============    ==============

The sources of significant timing differences for the year ended September 30, 1993 which gave rise to deferred taxes and their effects were as follows:

                                             1993
                                         -------------------
Allowance for doubtful accounts          $  137,686
Related party accruals                      (20,480)
Other                                         1,744
                                         -------------------
                                         $  118,950
                                         ===================

At September 30, 1995 and 1994, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                         1995           1994
                                  -----------    -----------
Allowance for doubtful accounts  $               $   396,122

Related party accruals                227,079         95,421

Operating loss carryforwards          103,094      2,248,121

Accumulated depreciation            2,935,363

                                     (135,374)       (77,050)
                                    -----------  -----------
                                  $ 3,130,162    $ 2,662,614
                                  ===========    ===========

Valuation allowance               $ 2,517,980    $ 2,050,432
                                  ===========    ===========

The principal reasons for the differences between the consolidated income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate of 34% were as follows for the years ended September 30:

                                                         1995              1994              1993
                                                    ---------         ---------         ---------
Tax at federal statutory rate                       $(462,311)        $  10,950         $ 138,228
Effect on rate of:
Amortization of goodwill                               15,708            15,708
                                                                                           15,708

Non deductible expenses                                21,107            10,485            28,601

Life insurance premiums
                                                        3,044             3,862               754

Other net                                             (45,096)           14,788           (45,063)

Change in valuation allowance                         467,548          (667,975)              --
                                                    ---------         ---------         ---------
                                                                       (612,182)          138,228
                                                                                        ---------

Extraordinary credit                                    --                --              138,228
                                                  ---------         ---------           ---------
                                                  $     --          $(612,182)          $     --
                                                  =========         =========           =========

At September 30, 1995, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,

2000                                                               $  1,347,851
2001                                                                  1,783,595
2002                                                                  1,802,220
2003                                                                    458,112
2005                                                                    470,006
2006                                                                     76,306
2010                                                                  1,931,517
                                                           ---------------------
                                                                   $  7,869,607
                                                           =====================


Under certain circumstances, a significant change in the Company's ownership could severely limit utilization of the net operating loss carryforwards.

The Company has $7,800 and $8,450 of investment tax credit carryforwards which expire in 1999 and 2000, respectively.

5.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                                              1995              1994
                                                                                                        ----------        ----------
    ............................................................................................
Note to Chemical Bank, monthly payments (including 6% interest) range from
   $7,500 to $12,000 from December 30, 1992 to March 31, 1996 and $32,750 on
   April 30,1996, collateralized by premises and equipment, accounts receivable and stock

   of UCI-SC and the guarantee of UCI-SC .......................................................        $   97,921        $  253,215
Note payable in monthly installments of  $8,889 plus interest at prime plus 6%, through February 1, 2009 collateralized by
   certain accounts receivable and leasehold interests and the

   guarantee of the P.A ........................................................................         1,422,222         1,537,778
Note payable in monthly installments of $1,389 plus interest at prime plus 2% , through February 1, 2009 collateralized by a

   condominium .................................................................................           222,222           240,278
Notes payable in monthly installments over three to
   four years at interest rates ranging from 3.9% to 10.5%,

   collateralized by related vehicles ..........................................................            90,569           106,547
Line of Credit in the amount of $500,000 dated March 10,
   1995, bearing interest at a rate of prime plus 1.5%, for a period of 12 months, secured by the personal guarantee of an

   officer of the Company ......................................................................           475,000
                                                                                                                                   0
Note payable in monthly installments of $4,546 (including 11% interest) from
   April 1, 1995 to March 1, 2010,

   collateralized by certain accounts receivable ...............................................           393,670
                                                                                                                                   0
Note payable in monthly installments (including 9% interest) of $25,000 from
   July 15, 1995 to September 15, 1995, and $12,842 from October 15, 1995 to
   September 15,

   1997  .......................................................................................           270,243
                                                                                                                                   0
Capitalized lease obligations ..................................................................         1,384,172           678,259
Other ..........................................................................................             9,682            21,684
                                                                                                        ----------        ----------
                                                                                                         4,365,701         2,837,761
Less, current portion ..........................................................................         1,244,603           542,564
                                                                                                        ----------        ----------
                                                                                                        $3,121,098        $2,295,197
                                                                                                        ==========        ==========

Aggregate maturities of notes payable and capital leases in each of the five years 1996 through 2000 are as follows:

Year ending September 30:
               Notes Payable          Capital Leases            Total
            -------------------     ------------------    -----------------
1996              $    878,399           $    366,204          $ 1,244,603
1997                   310,255                349,395              659,650
1998                   145,207                340,483              485,690
1999                   154,808                250,637              405,445
2000                   141,678                 67,862              209,540
Thereafter           1,351,182                  9,591            1,360,773
            ===================     ==================    =================
                  $  2,981,529           $  1,384,172          $ 4,365,701
            ===================     ==================    =================

6.       Employee Benefit Plans

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant. Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. During the year ending September 30, 1995, no options were exercised. At September 30, 1995, there were stock options outstanding under the 1994 plan for 242,000 shares, all of which were granted in the year ended September 30,1995.

The incentive stock option plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993. During the year ending September 30, 1995, no options were exercised and 5,100 options expired. At September 30, 1995, there were stock options outstanding under the 1984 Plan for 15,500 shares at $.25 per share, all of which were exercisable.

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective in June 1995, the Company discontinued its matching contribution. Prior to that date, the company matched 50% of each employee's contributions up to a maximum of 2.5% of the employee's earnings. The company's matching contributions were $71,463, $50,805 and $35,788 in fiscal years 1995, 1994, and 1993, respectively.

7.       Stockholders' Equity

On June 30, 1994, the Company's shareholders approved an amendment to, and a restatement of, the Restated Certificate of Incorporation to provide for a 1 for 5 reverse stock split. The Amended and Restated Certificate of Incorporation increased the number of authorized shares of common stock from 4,000,000 to 10,000,000 ( as adjusted for the reverse stock split as discussed above) and increased the par value per share of common stock from one cent ($.01) to five cents ($.05). In addition, the Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of $.01 par value preferred stock to be issued in one or more series. The Board of Directors is authorized, without further action by the stockholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend voting, redemption and conversion rights. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, common stock and stock option plan data have been restated to reflect the split .

At September 30, 1995, 257,500 shares of common stock were reserved for issuance under the Company's incentive stock option plans.

8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1995, are as follows:

                                                                   Operating
                                                                    Leases
Year ending September 30:
   1996                                                              $ 1,053,794
   1997                                                                1,029,697
   1998                                                                1,020,409
   1999                                                                  900,476
   2000                                                                  742,169
   Thereafter                                                          5,420,154
                                                              -----------------
Total minimum lease payments                                       $  10,166,699
                                                            ===================

Total rental expense under operating leases for 1995, 1994 and 1993 was approximately $923,000, $714,000, and $775,000, respectively.

9.       Related Party Transactions

Facility Leases

UCI-SC leases seven medical centers from Companion HealthCare Corporation under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. At September 30,1995, Companion owned 1,460,991 shares or approximately 42% of the Company's outstanding common stock. Each of these leases has a five year renewal option, and a rent guarantee by Doctor's Care. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1995,1994, and 1993 were $271,100, $205,901, and zero, respectively.

Several of the medical centers operated by UCI-SC are leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30,1995, 1994 and 1993 were $244,300, $228,200 and $217,100, respectively.


Other  Transactions with Related Companies

On December 10, 1993, Companion HealthCare Corporation ("Companion") acquired 333,333 shares of the Company's common stock for $500,000. On June 8, 1994, Companion purchased an additional 333,333 shares for $1,000,000. On January 16, 1995, Companion purchased 470,588 shares for $1,000,000, and on May 24, 1995, Companion purchased 117,647 shares for $250,000. Including shares purchased by Companion from third parties, at September 30, 1995, Companion owned 1,460,991 shares, or approximately 42% of the Company's outstanding Common Stock. Companion purchased additional shares in November 1995, as discussed in note 12. The shares acquired by Companion from the Company were purchased pursuant to stock purchase agreements and were not registered. Companion has the right to require registration of the stock under certain circumstances as described in the agreement.

Blue Cross Blue Shield of South Carolina ("Blue Cross") owns 100% of Companion HealthCare Corporation. During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from Companion Technologies, Inc., a wholly-owned subsidiary of Blue Cross for an aggregate purchase price of $504,000. The Company entered into a capital lease agreement for this system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the five year lease term for $1. The lease obligation recorded at September 30, 1995 is $464,361, which includes lease addendums.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C"), a wholly-owned subsidiary of Blue Cross, pursuant to which UCI-SC acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC entered into a financing arrangement with CP&C for the purchase of the Doctor's Care - Donaldson facility, which consists of a note payable in monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable.

During the Company's fiscal year ended September 30, 1994, UCI-SC began providing services for a health maintenance organization ("HMO") operated by Companion HealthCare Corporation, pursuant to which UCI-SC, through Doctor's Care, acts as the designated primary care provider for members of the HMO who have selected Doctor's Care as their primary care provider.

The employees of the Company are offered health, life, dental and disability coverage at group rates from Blue Cross and its subsidiaries.

10.      Concentration of Credit Risk

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

11.      Commitments and Contingencies

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 1995, and management intends to vigorously defend the Company in such matters. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

12.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $448,311, $147,208, and $53,507 for the years ended September 30, 1995, 1994, and 1993, respectively. There were no amounts paid for income taxes during the three years ended September 30, 1995.

Supplemental Non-Cash Operating Activities

In July 1995, the Company paid for certain corporate expenses through an issuance of 6,000 shares of common stock of the Company in the amount of $16,500, of which $4,125 was expensed and the remainder classified as prepaid expenses.

Supplemental Non-Cash Financing Activities

Capital lease obligations of $1,069,915 and $683,119 were incurred in 1995 and 1994. Additionally, in February 1995, the Company acquired property which was financed through a note payable in the amount of $400,000.

Supplemental Non-Cash Investing Activities

In February 1993, the Company acquired a medical facility in Surfside Beach, South Carolina for $1,697,000 including $50,000 in cash, a $1,600,000 note payable to the seller and the assumption of approximately $47,000 of trade accounts payable. Also, as part of the transaction the Company acquired a condominium for $250,000, which was financed by the seller.

In February 1994, the Company entered into a management agreement with an orthopedic practice and purchased the practice's accounts receivable and inventory for $56,873 and $15,000, respectively with a note payable to the seller.

In January 1995, the Company acquired certain assets of a medical practice in West Columbia, South Carolina for $291,000, consisting of 145,500 shares of common stock of the Company.

In May 1995, the Company acquired a medical practice in Cayce, South Carolina for $150,000, consisting of 46,153 shares of common stock of the Company.

In August 1995, the Company acquired certain assets of a medical practice in Greenville, South Carolina for $662,500, by financing $350,000 with the seller, and issuing 100,000 shares of common stock of the Company.

13.      Subsequent Events

In January 1995, the Company entered into an acquisition agreement for a medical practice in Myrtle Beach, South Carolina. The acquisition is expected to become effective prior to December 31, 1995, after certain conditions precedent occur.

On November 3, 1995, Companion purchased 218,180 shares of newly issued common stock of the Company for $2.75 a share, or $599,995. Subsequent to the transaction, Companion's ownership in the Company was approximately 45%. Companion has the option to purchase as many shares as may be necessary for Companion to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

On December 1, 1995, the Company acquired a medical practice in Greenville, South Carolina for $300,000. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into lease agreements for the facility occupied by and the computer system used by the acquired medical practice.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UCI MEDICAL AFFILIATES, INC.

Date:  December 27, 1995                    By:      /s/    M. F. McFarland
                                                     M.F. McFarland, III, M.D.

                                                     Chief Executive Officer

                                            By:      /s/   Jerry F. Wells, Jr.
                                                     Jerry F. Wells, Jr.
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  December 27, 1995                   By:      /s/    M.F. McFarland
                                                    M.F. McFarland, III, M.D.
                                                    Chairman of the Board

                                           By:      /s/   Harold H. Adams, Jr.
                                                    Harold H. Adams, Jr.
                                                    Director

                                           By:      /s/  Charles P. Cannon
                                                    Charles P. Cannon
                                                    Director

                                           By:      /s/   Russell J. Froneberger
                                                    Russell J. Froneberger
                                                    Director

                                           By:      /s/  Charles M. Potok
                                                    Charles M. Potok
                                                    Director

                          UCI MEDICAL AFFILIATES, INC.

                                  EXHIBIT INDEX

                                                                  PAGE NUMBER OR

EXHIBIT                                                         INCORPORATION BY
      NO.                           DESCRIPTION                    REFERENCE TO

     3.1          Amended and Restated Certificate of Incorporation  ..       42

     3.2          Amended and Restated Bylaws  ......................         51

   10.1           Facilities Agreement  ....................................  61
   10.2           Facilities Fee Refund Agreement  ....................       66

   10.3           Amendments to the Facilities Agreement and
                  the Facilities Fee Refund Agreement  ................       68

   10.4           Employment Agreement Between

                  UCI Medical Affiliates of South Carolina, Inc. and

                  M.F. McFarland, III, M.D.   ............................    72

   10.5           Employment Agreement Between

                  Doctor's Care, P.A. and M.F. McFarland, III, M.D.  ..       80

   10.6           Employment Agreement Between

                  UCI Medical Affiliates of South Carolina, Inc. and

                  D. Michael Stout, M.D.   .................                  87

   10.7           Employment Agreement Between

                  Doctor's Care, P.A. and D. Michael Stout, M.D.  .....       93

   10.8           Lease and License Agreement with

                  Companion Technologies  ..........................        102

   10.9           UCI Medical Affiliates, Inc.

                  1994 Incentive Stock Option Plan  ...............         112

   10.10          Consent of Independent Accountants  ................       120

   21             Subsidiaries of the Registrant  ...........                122