Form 10QSB
period 1995-12-31
UCI MEDICAL AFFILIATES INC
filed 1996-01-22
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the quarterly period ended:                      December 31, 1995
                                    ----------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from:                                to

Commission file number:                                       0-13265

                          UCI MEDICAL AFFILIATES, INC,
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                     59-2225346
 (State or other jurisdiction of incorporation      (IRS Employer Identification No.)
  or organization)

                    6168 St. Andrews Road, Columbia, SC 29212
                    (Address of principal executive offices)

                                 (803) 772-8840
                           (Issuer's telephone number)


       (Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X )YES ( ) NO


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( )YES ( ) NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     4,083,496 shares of $.05 common stock outstanding at December 31, 1995

Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                           UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   PAGE
                                                                                                 NUMBER


PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - December 31, 1995
                           and September 30, 1995                                                        3

                           Consolidated Statements of Operations for the quarters
                           ending December 31, 1995 and December 31, 1994                                4

                           Consolidated Statements of Cash Flows for the quarters
                           ending December 31, 1995 and December 31, 1994                                5

                           Notes to Consolidated Financial Statements                                    6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        7 - 8


PART II           OTHER INFORMATION

                  Items 1-6                                                                             9


SIGNATURES                                                                                            10

                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets

                                                                 DECEMBER 31, 1995    SEPTEMBER 30,
                                                                                           1995
                                                                 ----------------   -----------------
                                                                  (UNAUDITED)          (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                       $          0    $     76,513

   Accounts receivable, less allowance for doubtful accounts
       of $741,865 and $608,792                                       2,841,954       2,343,325
   Inventory                                                            265,068         265,068
   Deferred taxes                                                       491,543         491,543
   Prepaid expenses and other current assets                            331,921         282,060
                                                                    ------------   ------------

Total current assets                                                  3,930,486       3,458,509


Property and equipment less accumulated depreciation of
   $1,561,787 and $1,529,999                                          2,715,448       2,795,384
Deferred taxes                                                          120,639         120,639
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $932,580 and
$869,271                                                              4,160,022       3,578,371
Other assets                                                            260,639         262,768
                                                                   ------------    ------------

Total Assets                                                       $ 11,187,234    $ 10,215,671
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                               $  1,196,071    $  1,244,603
   Accounts payable                                                   1,177,269       1,652,792
   Accrued salaries and payroll taxes                                   268,464         498,791
   Other accrued liabilities                                            394,378         445,362

                                                                   ------------    ------------
Total current liabilities                                             3,036,182       3,841,548

Long-term debt, net of current portion                                2,974,304       3,121,098
                                                                   ------------    ------------
Total Liabilities                                                     6,010,486       6,962,646
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
                                                                              0               0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,083,496 and 3,508,164
         shares                                                         204,175         175,408
   Paid-in capital                                                   11,454,881       9,694,256
   Accumulated deficit                                               (6,482,308)     (6,616,639)
                                                                   ------------    ------------
Total Stockholders' Equity                                            5,176,748       3,253,025
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $ 11,187,234    $ 10,215,671
                                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                   Three Months Ended December 31,

                                                                                       1995           1994
                                                                                     -----------    -----------

Revenues                                                                             $ 5,160,284    $ 3,642,641
Operating costs                                                                        4,652,831      3,660,805
                                                                                     -----------    -----------
Operating margin                                                                         507,453        (18,164)

General and administrative expenses                                                       18,396         30,664
Depreciation and amortization                                                            204,556         61,684
                                                                                     -----------    -----------
Income (loss) from operations                                                            284,501       (110,512)

Other income (expense)
   Interest expense, net of interest income                                             (151,497)       (75,130)
   Gain (loss) on disposal of equipment                                                    1,327
                                                                                     -----------    -----------
Other income (expense)                                                                  (150,170)       (75,130)

Income (loss) before benefit (provision )for
   income taxes                                                                          134,331       (185,642)
Benefit (provision )for income taxes                                                        --             --
                                                                                     -----------    -----------

Net income (loss)                                                                    $   134,331    $  (185,642)
                                                                                     ===========    ===========

Net Income (loss) per common equivalent share                                        $       .04          $(.07)
                                                                                     ===========    ===========

Weighted average common shares
   outstanding                                                                         3,709,784      2,622,178
                                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                                           UCI Medical Affiliates, Inc.

                                       Consolidated Statements of Cash Flows

                                                    (unaudited)

                                                                    Three Months Ended December 31,

                                                                      1995                 1994

                                                             ------------------    ----------------

OPERATING ACTIVITIES:
Net income (loss)                                               $       134,331         $   (185,642)


Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment
                                                                         (1,327)                   0
      Provision for losses on accounts receivable                       154,309                    0

      Depreciation and amortization                                     204,556               61,684

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                          (652,938)            (120,848)
   (Increase) decrease in prepaid expenses and other
      current assets                                                    (49,861)             (48,590)

   Increase (decrease) in accounts payable and accrued
      expenses                                                         (756,834)             242,385
                                                                ------------------    ----------------

Cash provided by (used in) operating activities                        (967,764)             (51,011)

                                                                ------------------    ----------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                     (89,063)            (101,802)
Acquisitions of goodwill                                                (40,560)
(Increase) decrease in other assets                                       2,129              (45,266)
                                                                ------------------    ----------------


Cash provided by (used in) investing activities                        (127,494)            (147,068)
                                                                ------------------    ----------------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions                          1,214,992                    0

Payments on long-term debt                                             (196,247)             (12,207)
                                                                ------------------    ----------------

Cash provided by (used in) financing activities                       1,018,745              (12,207)
                                                                ------------------    ----------------


Increase (decrease) in cash and cash equivalents                        (76,513)            (210,286)
Cash and cash equivalents at beginning of period                         76,513              210,286
                                                                ------------------    ----------------


Cash and cash equivalents at end of period                     $              0       $            0
                                                               ==================    ================

                 See Notes to Consolidated Financial Statements

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 26 medical centers, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.


EARNINGS PER SHARE

The computation of income per common and common equivalent share is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares issuable from stock options, using the treasury stock method.

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 2



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

Results of Operations

Revenues of $5,160,000 for the quarter ending December 31, 1995 reflect an increase of 42% from those of the quarter ending December 31, 1994.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 20 to 26. This expansion included Columbia's Doctor's Care-Family Medical Center added in January 1995; Myrtle Beach's Doctor's Care-Waccamaw added in January 1995; Greenville's Doctor's Care-Pelham opened in March 1995; Columbia's Doctor's Care-Cayce added in May 1995; Myrtle Beach's Doctor's Care-North Myrtle Beach opened in June 1995 and Greenville's Doctor's Care-Berea added in December 1995.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina. The Company now acts as primary care provider for three HMOs, including Companion. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility.

Increased revenues also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company, wherein the Company acts as the primary care provider for injured workers of firms insured through Companion Property and Casualty Insurance Company. Companion Property and Casualty Insurance Company is wholly owned by Blue Cross Blue Shield of South Carolina and is therefore affiliated with Companion HealthCare Corporation, a primary shareholder of the Company.

Patient encounters increased to 79,000 in the first quarter of fiscal 1996 from 60,000 in the first quarter of fiscal 1995.

An operating margin of $507,000 was earned during the first quarter of fiscal 1996 as compared to an operating loss of $18,000 realized for the first quarter of fiscal 1995. This significant improvement is due, in part, to the implementation of significant cost cutting measures during the latter part of the third quarter of fiscal 1995 including very substantial and across the board reductions in personnel costs, severe reduction in overtime and aggressive negotiations with vendors to obtain more substantial discounts on medical supplies.

Depreciation and amortization expense increased to $205,000 in the first quarter of fiscal 1996, up from $62,000 in the first quarter of fiscal 1995. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices as noted above. Interest expense increased from $75,000 in the first quarter of fiscal 1995 to $151,000 in the first quarter of fiscal 1996 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers.

Financial Condition at December 31, 1995

Cash and cash equivalents decreased by $77,000 during the quarter ended December 31, 1995 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 21% during the quarter, reflecting the addition of the Greenville center in December 1995 and the overall growth in patient visits to existing centers.

The increase in goodwill is attributable to the purchases of two practices in December 1995, one in Greenville, South Carolina and one in the Myrtle Beach area (originally brought on-line in January 1995 but the acquisition was not finalized and recorded until December 1995).

Accounts payable decreased $476,000 during the first quarter of fiscal 1996 to $1,177,000 as a result of the two capital infusions during the quarter (see Liquidity and Capital Resources discussion below). Overall, the Company's current assets exceeded its current liabilities by $894,000.

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

Operating activities used $968,000 of cash during the first quarter of fiscal 1996. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The Company has taken a more aggressive approach toward accounts receivable collections. Additional staff have been hired, and use of an outside collections agency should result in better returns from older, more difficult accounts. Management believes that these steps will result in a decrease in outstanding receivables and improvement in the Company's cash flow.

Investing activities used $127,000 of cash during the quarter as a result of expansion efforts. Continued growth is anticipated during the remainder of 1996.

On November 3, 1995, the Company, through a private placement, issued 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received $599,995 in cash. On December 15, 1995, the Company, through a private placement, issued another 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received another $599,995 in cash.

                                     PART II

                                OTHER INFORMATION



Item 1            LEGAL PROCEEDINGS

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.


Item 2            CHANGES IN SECURITIES

                  This item is not applicable.


Item 3            DEFAULTS UPON SENIOR SECURITIES

                  This item is not applicable.


Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  This item is not applicable.


Item 5            OTHER INFORMATION

                  This item is not applicable.


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  The Company filed a Form 8-K during January 1996, which announced that it had received approval for trading on the NASDAQ Small Cap Market. Effective January 2, 1996, the Company began trading under the symbol UCIA.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/S/ M.F. MCFARLAND, III, M.D.                           /S/ JERRY F. WELLS, JR.
Marion F. McFarland, III, M.D.                           Jerry F. Wells, Jr.
President, Chief Executive Officer,                      Chief Financial Officer
and Chairman of the Board




Date:  January 22, 1996