Form 10KSB/A
period 1995-09-30
UCI MEDICAL AFFILIATES INC
filed 1996-01-29
CIK 737561

AMENDMENT NO.1
                               TO
                           FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15(d)
                   of The Securities and Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1995

                      Commission File Number: 0-13265

                        UCI MEDICAL AFFILIATES, INC.

                     Incorporated under the Laws of Delaware

                   IRS Employer Identification Number: 59-2225346

                           UCI Medical Affiliates, Inc.
                               6168 St. Andrews Road
                          Columbia, South Carolina 29212

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES (X) No ( )

                           UCI MEDICAL AFFILIATES, INC.

                                  EXHIBIT INDEX
                                      TO
                          AMENDMENT NO. 1 TO FORM 10-KSB

EXHIBIT                                                         PAGE
NUMBER                    DESCRIPTION                          NUMBER

27          Financial Data Schedule                              4

                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             UCI MEDICAL AFFILIATES, INC.

Date: January 29, 1996                      By: /s/ M.F. McFarland, III, M.D.
                                                M.F. McFarland, III, M.D.
                                                Chief Executive Officer

                                            By: /s/ Jerry F. Wells, Jr.
                                                Jerry F. Wells, Jr.
                                                Chief Financial Officer