Form 10QSB
period 1996-03-31
UCI MEDICAL AFFILIATES INC
filed 1996-04-26
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      March 31, 1996

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

       4,291,553 shares of $.05 common stock outstanding at March 31, 1996

   Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   PAGE
                                                                                                 NUMBER

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated  Balance  Sheets  - March  31,  1996 and
                           September 30, 1995                                                          3

                           Consolidated   Statements  of   Operations   for  the
                           quarters and the six months ending March 31, 1996 and
                           March 31, 1995                                                              4

                           Consolidated  Statements  of Cash  Flows  for the six
                           months ending March 31, 1996 and March 31, 1995                             5

                           Notes to Consolidated Financial Statements                                    6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     7 - 9


PART II           OTHER INFORMATION

                  Items 1-6                                                                           10


SIGNATURES                                                                                            11






                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets


                                                                 MARCH 31, 1996              SEPTEMBER 30, 1995
                                                                 -----------------------     -----------------------
                                                                     (UNAUDITED)                   (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                     $      174,160              $         76,513
   Accounts receivable, less allowance for doubtful accounts
       of $934,519 and $608,792                                        3,064,385                    2,343,325
   Inventory                                                             267,356                      265,068
   Deferred taxes                                                        491,543                      491,543
   Prepaid expenses and other current assets                             419,567                      282,060
                                                                 -----------------------     -----------------------
Total current assets                                                  4,417,011              ----------------------
                                                                                                   3,458,509

Property and equipment, less accumulated depreciation of
   $1,710,946 and $1,529,999                                          3,051,091                    2,795,384
Deferred taxes                                                          120,639                      120,639
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,009,075 and
   $869,271                                                           4,818,258                    3,578,371
Other assets                                                            282,054                      262,768
                                                                 -----------------------     -----------------------

Total Assets                                                       $ 12,689,053                $  10,215,671
                                                                =======================     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                              $   1,614,574               $    1,244,603
   Accounts payable                                                   1,009,289                    1,652,792
   Accrued salaries and payroll taxes                                   551,328                      498,791
   Other accrued liabilities                                            381,714             ----------------------
                                                                                                     445,362
                                                                 -----------------------     -----------------------
Total current liabilities                                             3,556,905                    3,841,548

Long-term debt, net of current portion                                3,116,696                    3,121,098
                                                                 -----------------------     -----------------------
Total Liabilities                                                     6,673,601                    6,962,646
                                                                 -----------------------     -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                             0                            0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,291,553 and 3,508,164
         shares                                                         214,578                       175,408
   Paid-in capital                                                   12,129,979                      9,694,256
   Accumulated deficit                                               (6,329,105)                    (6,616,639)
                                                                 -----------------------     -----------------------
Total Stockholders' Equity                                            6,015,452                     3,253,025
                                                                 -----------------------     -----------------------

Total Liabilities and Stockholders' Equity                          $12,689,053                 $  10,215,671
                                                                 =======================     =======================

                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                              Three Months Ended March 31,   Six Months Ended March 31,
                                                                   1996                1995                  1996            1995
                                                            ---------------     ----------------     -----------------  ------------

Revenues                                                      $  5,909,220       $  4,453,805       $ 11,069,503       $  8,089,538
Operating costs                                                  5,346,241          4,845,651          9,999,069          8,506,453
                                                              ------------       ------------       ------------       ------------
Operating margin                                                   562,979          1,070,434           (416,915)
                                                                                                                           (391,846)

General and administrative expenses                                 43,841             62,237             46,829
                                                                                                                             16,165
Depreciation and amortization                                      229,258            170,609            433,815            232,293
                                                              ------------       ------------       ------------       ------------
Income (loss) from operations                                      289,880            574,382           (696,037)
                                                                                                                           (578,620)

Other income (expense)
   Interest expense, net of interest income                       (137,456)          (288,953)          (151,634)
                                                                                                                            (76,504)
   Gain (loss) on disposal of equipment                              2,105              6,902
                                                                                                             778                  0
                                                              ------------       ------------       ------------       ------------
Other income (expense)                                            (136,678)          (286,848)          (144,732)
                                                                                                                            (76,504)

Income (loss) before benefit (provision )for
   income taxes                                                    153,202            287,534           (840,769)
                                                                                                                           (655,124)
Benefit (provision )for income taxes
                                                                         0                  0                  0                  0
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                             $    153,202       $   (655,124)      $    287,534       $   (840,769)
                                                                                 ============       ============       ============
                                                                                                                       ============

Net Income (loss) per common equivalent share                 $        .04                  $       $        .07       $       (.29)
                                                                                                                               (.21)
                                                              ============       ============       ============       ============

Weighted average common shares
   outstanding                                                   4,154,734          3,159,835          3,932,259          2,888,052
                                                              ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements.

================================================================================
                          UCI Medical Affiliates, Inc.
================================================================================
                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                       Six Months Ended March 31,
                                                                      1996                  1995
                                                                ------------------    ------------------

OPERATING ACTIVITIES:
Net income (loss)                                                                              $   287,534              $  (840,769)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                                          (2,105)
                                                                                                                             (6,902)
      Provision for losses on accounts receivable                                                  367,097                  194,473
      Depreciation and amortization                                                                433,815                  232,293
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                   (1,088,157)                (626,376)
   (Increase) decrease in inventories                                                               (2,288)
                                                                                                                             (4,787)
   (Increase) decrease in prepaid expenses and other
      current assets                                                                              (145,348)                (150,587)
   Increase (decrease) in accounts payable and accrued
      expenses                                                                                    (654,614)
                                                                                                                             81,363
                                                                                               -----------              -----------

Cash provided by (used in) operating activities                                                   (804,066)              (1,121,292)
                                                                                               -----------              -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                               (243,033)
                                                                                                                           (694,903)
Acquisitions of goodwill                                                                          (139,450)
                                                                                                                             (7,275)
(Increase) decrease in other assets                                                                (19,286)
                                                                                                                             10,886
                                                                                               -----------              -----------

Cash provided by (used in) investing activities                                                   (401,769)
                                                                                                                           (691,292)
                                                                                               -----------              -----------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions                                                     1,500,492                1,000,000
Increase in long-term debt                                                                         725,000                  868,938
Payments on long-term debt                                                                        (922,010)
                                                                                                                           (266,640)
                                                                                               -----------              -----------

Cash provided by (used in) financing activities                                                  1,303,482                1,602,298
                                                                                               -----------              -----------

Increase (decrease) in cash and cash equivalents                                                    97,647
                                                                                                                           (210,286)
Cash and cash equivalents at beginning of period                                                    76,513                  210,286
                                                                                               -----------              -----------

Cash and cash equivalents at end of period                                                     $   174,160              $         0
                                                                                               ===========              ===========

                 See Notes to Consolidated Financial Statements

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month or three month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 27 medical centers, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.


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

Results of Operations For the Three Months Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

Revenues of $5,909,000 for the quarter ending March 31, 1996 reflect an increase of 33% from those of the quarter ending March 31, 1995.

This increase in revenue is attributable to a number of factors. The Company engaged in significant expansion, increasing the number of medical centers from 23 to 27. This expansion included Columbia's Doctor's Care-Cayce added in May 1995; Myrtle Beach's Doctor's Care-North Myrtle Beach opened in June 1995; Greenville's Doctor's Care-Berea added in December 1995 and Columbia's Capitol Internal Medicine opened in January 1996. Additionally, the Company acquired a practice in North Myrtle Beach in March 1996 for $600,000 (consisting of 72,728 shares of common stock and cash of $300,000, paid $60,000 at closing and the remainder in twenty-four (24) monthly installments) which was merged into its existing Doctor's Care - North Myrtle Beach center. The Company also acquired a practice in Columbia in March 1996 for $125,000 (consisting of 24,243 shares of common stock and the assumption of $25,000 of trade accounts payable) which was merged into existing Columbia area centers.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina in 1994. The Company now acts as primary care provider for four HMOs, including Companion. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility.

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

Patient encounters increased to 86,000 in the second quarter of fiscal 1996 from 75,000 in the second quarter of fiscal 1995.

An operating margin of $563,000 was earned during the second quarter of fiscal 1996 as compared to an operating loss of $392,000 realized for the second quarter of fiscal 1995. This significant improvement is due, in part, to the implementation of significant cost cutting measures during the latter part of the third quarter of fiscal 1995, including very substantial and across the board reductions in personnel costs and overtime and aggressive negotiations with vendors to obtain more substantial discounts on medical supplies.

Depreciation and amortization expense increased to $229,000 in the second quarter of fiscal 1996, up from $171,000 in the second quarter of fiscal 1995. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above. Interest expense increased from $77,000 in the second quarter of fiscal 1995 to $137,000 in the second quarter of fiscal 1996 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers.

For the Six Months Ended March 31, 1996 as Compared to the Six Months Ended March 31, 1995

Revenues of $11,070,000 reflect an increase of 37% from the same period in fiscal 1995 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 165,000 for the six months ended March 31, 1996 from 135,000 for the six months ended March 31, 1995.

Financial Condition at March 31, 1996

Cash and cash equivalents increased by $98,000 during the six months ended March 31, 1996 mainly as a result of profitable operations and the issuance of stock and debt.

Accounts receivable increased 31% during the period, reflecting the addition of three centers and the overall growth in patient visits to existing centers.

The increase in goodwill is attributable to the purchases of the four practices previously described.

The increase in the current portion of long-term debt reflects borrowings from the Company's primary commercial bank.

Accounts payable decreased $644,000 during the first six months of fiscal 1996 to $1,009,000 as a result of the capital infusions during the period (see Liquidity and Capital Resources discussion below). Overall, the Company's current assets exceeded its current liabilities by $860,000 at March 31, 1996.

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

Operating activities used $804,000 of cash during the first six months of fiscal 1996. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses.

Investing activities used $402,000 of cash during the quarter as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1996.

On November 3, 1995, the Company, through a private placement, issued 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received $599,995 in cash. On December 15, 1995, the Company, through a private placement, issued another 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received another $599,995 in cash and on March 1, 1996, the Company, through a private placement, issued 109,091 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received $300,000 in cash.

In March 1996, the Company paid out its line of credit for $475,000 and borrowed another $725,000 from the same primary commercial bank.

Subsequent Events

On April 12, 1996, the Company acquired substantially all of the assets of a medical practice in Greenville, South Carolina for $541,000 (consisting of 125,187 shares of common stock, the assumption of $27,000 of trade accounts payable and cash of $76,000, paid $6,300 at closing and the remainder over the next eleven months) and merged this practice into its existing Doctor's Care - Pelham center located in Greenville.

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

                  The Company filed a Form 8-K during January 1996 to announce the acquisition of its Doctor's Care - Berea center in Greenville, South Carolina.

                  The Company filed a Form 8-K during March 1996 to announce the acquisition of a North Myrtle Beach and a Columbia practice which were merged into existing North Myrtle Beach and Columbia centers.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/S/ M.F. MCFARLAND, III, M.D.                     /S/ JERRY F. WELLS, JR.
Marion F. McFarland, III, M.D.                    Jerry F. Wells, Jr.
President, Chief Executive Officer,               Vice President of Finance and
and Chairman of the Board                         Chief Financial Officer




Date:  April 26, 1996