Form 10QSB/A
period 1996-03-31
UCI MEDICAL AFFILIATES INC
filed 1996-05-30
CIK 737561

This Amendment is solely for the purpose of adding the Financial
Data Schedule.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

   Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO
                                       1

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




Date:  May 30, 1996