Form 10QSB
period 1996-06-30
UCI MEDICAL AFFILIATES INC
filed 1996-08-02
CIK 737561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended:                      June 30, 1996
                                    ------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from:                                to

Commission file number:                                       0-13265

                          UCI MEDICAL AFFILIATES, INC.
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                             59-2225346
 (State or other jurisdiction of incorporation              (IRS Employer Identification No.)
              or organization)


        1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC 29201
                    (Address of principal executive offices)

                                 (803) 252-3661
                           (Issuer's telephone number)

                    6168 St. Andrews Road, Columbia, SC 29212
       (Former name, address or fiscal year, if changed since last report)

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

       4,807,507 shares of $.05 common stock outstanding at June 30, 1996

   Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX



                                                                                                      PAGE
                                                                                                    NUMBER

PART I            FINANCIAL INFORMATION


                  Item 1   Financial Statements

                           Consolidated Balance Sheets - June 30, 1996
                           and September 30, 1995                                                        3

                           Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 1996 and June 30, 1995                        4

                           Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 1996 and June 30, 1995                                        5

                           Notes to Consolidated Financial Statements                                    6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       7 - 9


PART II           OTHER INFORMATION

                  Items 1-6                                                                          10-11


SIGNATURES                                                                                              12






                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets




                                                                                   JUNE 30, 1996  SEPTEMBER 30, 1995
                                                                                   ------------      ------------
                                                                                    (UNAUDITED)       (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                       $          0    $     76,513

   Accounts receivable, less allowance for doubtful accounts
       of $919,625 and $608,792                                                       3,719,712       2,343,325
   Inventory                                                                            267,356         265,068
   Deferred taxes                                                                       301,146         491,543
   Prepaid expenses and other current assets                                            393,056         282,060
                                                                                   ------------    ------------
Total current assets                                                                  4,681,270       3,458,509


Property and equipment, less accumulated depreciation of
   $1,868,034 and $1,529,999                                                          3,001,552       2,795,384
Deferred taxes                                                                          486,036         120,639
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,105,992 and
   $869,271                                                                           5,901,923       3,578,371
Other assets                                                                            271,013         262,768
                                                                                   ------------    ------------

Total Assets                                                                       $ 14,341,794    $ 10,215,671
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                               $  1,720,302    $  1,244,603
   Accounts payable                                                                   1,419,726       1,652,792
   Accrued salaries and payroll taxes                                                   225,933         498,791
   Other accrued liabilities                                                            260,712         445,362

                                                                                   ------------    ------------
Total current liabilities                                                             3,626,673       3,841,548

Long-term debt, net of current portion                                                2,910,388       3,121,098
                                                                                   ------------    ------------
Total Liabilities                                                                     6,537,061       6,962,646
                                                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                             0               0

   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,807,507 and 3,508,164
         shares                                                                         240,375         175,408
   Paid-in capital                                                                   13,732,333       9,694,256
   Accumulated deficit                                                               (6,167,975)     (6,616,639)
                                                                                   ------------    ------------
Total Stockholders' Equity                                                            7,804,733       3,253,025
                                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                                         $ 14,341,794    $ 10,215,671
                                                                                   ============    ============


                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                    Three Months Ended June 30,   Nine Months Ended June 30,

                                                        1996            1995            1996            1995
                                                ------------    ------------    ------------    ------------
Revenues                                        $  5,934,079    $  4,729,526    $ 17,003,582    $ 12,825,971
Operating costs                                    5,519,769       5,009,047      15,513,107      13,511,486
                                                ------------    ------------    ------------    ------------
Operating margin                                     414,310        (279,521)      1,490,475        (685,515)


General and administrative expenses                   28,126           9,896          90,364          56,725

Depreciation and amortization                        254,005         160,912         687,819         393,205
                                                ------------    ------------    ------------    ------------
Income (loss) from operations                        132,179        (450,329)        712,292      (1,135,445)


Other income (expense)
   Interest expense, net of interest income         (138,374)       (149,845)       (427,327)       (301,480)

   Gain (loss) on disposal of equipment
                                                           0               0           2,105               0
                                                ------------    ------------    ------------    ------------
Other income (expense)                              (138,374)       (149,845)       (425,222)       (301,480)


Income (loss) before benefit (provision )for
   income taxes                                       (6,195)       (600,174)        287,070      (1,436,925)

Benefit (provision )for income taxes                 167,325          (3,233)        161,594          (7,233)

                                                ------------    ------------    ------------    ------------

Net income (loss)                               $    161,130    $   (603,407)   $    448,664    $ (1,444,158)
                                                ============    ============    ============    ============


Net Income (loss) per common equivalent share   $        .04    $       (.18)   $        .11    $       (.48)

                                                ============    ============    ============    ============

Weighted average common shares
   outstanding                                     4,504,274       3,318,331       4,121,683       3,031,478
                                                ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Cash Flows

                                   (unaudited)


                                                           Nine Months Ended June 30,
                                                                1996           1995
                                                         -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                        $   448,664    $(1,444,158)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                    (2,105)        (5,493)

      Provision for losses on accounts receivable            482,068        278,945
      Depreciation and amortization                          687,819        393,205
      Deferred taxes                                        (175,000)             0

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable             (1,834,528)      (840,189)
   (Increase) decrease in inventories                         (2,288)       (32,013)
   (Increase) decrease in prepaid expenses and other
      current assets                                        (118,836)      (100,577)
   Increase (decrease) in accounts payable and accrued
      expenses                                              (690,574)       761,684
                                                         -----------    -----------

Cash provided by (used in) operating activities           (1,204,780)      (988,596)
                                                         -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                         (286,464)    (1,507,918)
Acquisitions of goodwill                                    (200,375)       (12,227)
(Increase) decrease in other assets                           (8,245)         7,046
                                                         -----------    -----------

Cash provided by (used in) investing activities             (495,084)    (1,513,099)
                                                         -----------    -----------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions               2,090,490      1,250,000
Increase in long-term debt                                   725,095      1,500,623
Payments on long-term debt                                (1,192,234)      (459,214)
                                                         -----------    -----------

Cash provided by (used in) financing activities            1,623,351      2,291,409
                                                         -----------    -----------

Increase (decrease) in cash and cash equivalents             (76,513)      (210,286)
Cash and cash equivalents at beginning of period              76,513        210,286
                                                         -----------    -----------

Cash and cash equivalents at end of period               $         0    $         0
                                                         ===========    ===========

                 See Notes to Consolidated Financial Statements

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month or three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for the medical centers which operate as Doctor's Care, Capitol Internal Medicine Associates, Doctor's Surgical Group or Doctor's Orthopedic Group (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.


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

Results of Operations
For the Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995

Revenues of $5,934,000 for the quarter ending June 30, 1996 reflect an increase of twenty-five (25%) percent from those of the quarter ending June 30, 1995.

This increase in revenue is attributable to a number of factors. The Company engaged in significant expansion, increasing the number of medical centers from 25 to 28. This expansion included Greenville's Doctor's Care-Berea added in December 1995; Columbia's Capitol Internal Medicine opened in January 1996; and, Columbia's Doctor's Care-Wateree added in June 1996.

Additionally, the Company acquired a practice in North Myrtle Beach in March 1996 for $600,000 (consisting of 72,728 shares of common stock and cash of $300,000, paid $60,000 at closing and the remainder in twenty-four (24) monthly installments) which was merged into its existing Doctor's Care - North Myrtle Beach center. The Company also acquired a practice in Columbia in March 1996 for $125,000 (consisting of 24,243 shares of common stock and the assumption of $25,000 of trade accounts payable) which was merged into existing Columbia area centers. On April 12, 1996, the Company acquired substantially all of the assets of a medical practice in Greenville, South Carolina for $541,000 (consisting of 125,187 shares of common stock, the assumption of $27,000 of trade accounts payable and cash of $76,000, paid $6,300 at closing and the remainder over the next eleven months) and merged this practice into its existing Doctor's Care-Pelham center located in Greenville.

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

Patient encounters increased to 85,000 in the third quarter of fiscal 1996 from 75,000 in the third quarter of fiscal 1995.

An operating margin of $414,000 was earned during the third quarter of fiscal 1996 as compared to an operating loss of $280,000 realized for the third quarter of fiscal 1995. This significant improvement is due, in part, to the implementation of significant cost cutting measures during the latter part of the third quarter of fiscal 1995, including very substantial and across the board reductions in personnel costs and overtime and aggressive negotiations with vendors to obtain more substantial discounts on medical supplies.

Depreciation and amortization expense increased to $254,000 in the third quarter of fiscal 1996, up from $161,000 in the third quarter of fiscal 1995. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above.

During the third quarter of fiscal 1996, the Company recognized a deferred tax asset of $175,000 relating to net operating loss carry forwards which are available to offset future taxable income. This is reflected as a benefit for income taxes on the Consolidated Statement of Operations and is offset by any tax provisions recorded.

For the Nine Months Ended June 30, 1996 as Compared to the Nine Months Ended June 30, 1995

Revenues of $17,004,000 reflect an increase of thirty-three (33%) percent from the same period in fiscal 1995 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 250,000 for the nine months ended June 30, 1996 from 210,000 for the nine months ended June 30, 1995.

Financial Condition at June 30, 1996

Cash and cash equivalents decreased by $77,000 during the nine months ended June 30, 1996 as detailed on page 5 of this report.

Accounts receivable increased 59% during the period, reflecting the addition of centers and the overall growth in patient visits to existing centers.

The increase in goodwill is attributable to the purchases of the practices previously described.

The increase in the current portion of long-term debt reflects borrowings from the Company's primary commercial bank and new capital lease obligations incurred in the refurbishment of older centers.

Accounts payable decreased $233,000 during the first nine months of fiscal 1996 to $1,420,000 as a result of capital infusions during the period (see Liquidity and Capital Resources discussion below). Overall, the Company's current assets exceeded its current liabilities by $1,055,000 at June 30, 1996.

Liquidity and Capital Resources

The Company requires capital principally to fund growth (acquire new centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to Companion HealthCare Corporation and Companion Property and Casualty Insurance Company), internally generated funds and credit extended by suppliers.

Operating activities used $1,205,000 of cash during the first nine months of fiscal 1996. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses.

Investing activities used $495,000 of cash during the quarter as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1996.

On November 3, 1995, the Company, through a private placement, issued 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received $599,995 in cash. On December 15, 1995, the Company, through a private placement, issued another 218,180 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received another $599,995 in cash and on March 1, 1996, the Company, through a private placement, issued 109,091 shares of common stock at $2.75 per share to Companion HealthCare Corporation and received $300,000 in cash. On June 5, 1996, the Company, through a private placement, issued 218,181 shares of common stock at $2.75 per share to Companion Property and Casualty Insurance Company and received $599,998 in cash.

In March 1996, the Company paid out its line of credit for $475,000 and borrowed another $725,000 from the same primary commercial bank.

Subsequent Events

In July of 1996, the Company opened its 29th center in Beaufort, South Carolina as Doctor's Care-Port Royal.

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


Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  This item is not applicable.


Item 5            OTHER INFORMATION

                  This item is not applicable.


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  The Company filed a Form 8-K during April 1996 to announce the acquisition of a Greenville practice which was merged into the existing Doctor's Care-Pelham location.

                  The Company filed a Form 8-K during June 1996 to announce the acquisition of its Doctor's Care-Wateree center in the Columbia, South Carolina area.

                  The Financial Data Schedule is included herein as Exhibit 27.

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




Date:  July 31, 1996