Form 10QSB/A
period 1995-12-31
UCI MEDICAL AFFILIATES INC
filed 1996-08-13
CIK 737561

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

                                     PART I

                              FINANCIAL INFORMATION



Part I, Financial Information, is not applicable to the Form 10-QSB/A filing.

                                     PART II

                                OTHER INFORMATION



Item 5            OTHER INFORMATION

                  Form 10-QSB/A is being filed to correct the previously filed Form 10-QSB which was electronically filed on January 23, 1996. The correction is as follows:

                  Exhibit 27:

                  The EDGAR tag depicted our fiscal year end as September 30, 1995. The correct fiscal year end is September 30, 1996. Therefore we are resubmitting exhibit 27 in its entirety.

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




Date:  August 7, 1996
                                       4