Form 10QSB/A
period 1996-03-31
UCI MEDICAL AFFILIATES INC
filed 1996-08-13
CIK 737561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A1

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the quarterly period ended:                     March 31, 1996
                                    ----------------------------------------

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

                                     PART I

                              FINANCIAL INFORMATION



Part I, Financial Information, is not applicable to the Form 10-QSB/A1 filing.

                                     PART II

                                OTHER INFORMATION



Item 5            OTHER INFORMATION

                  Form 10-QSB/A1 is being filed to correct the previously filed Form 10-QSB which was electronically filed on April 26, 1996 and the Form 10-QSB/A which was electronically filed on May 30, 1996. The correction is as follows:

                  Exhibit 27:

                  For both the Form 10-QSB and the Form 10-QSB/A, the EDGAR tag depicted our period type as 3-MOS. The correct period type is 6-MOS. The EDGAR tag depicted our fiscal year end as December 31, 1995. The correct fiscal year end is September 30, 1996. Therefore we are resubmitting exhibit 27 in its entirety.

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




Date:  August 7, 1996