Form 10QSB/A
period 1996-06-30
UCI MEDICAL AFFILIATES INC
filed 1996-12-18
CIK 737561

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

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from:                                to

Commission file number:                                       0-13265

                          UCI MEDICAL AFFILIATES, INC.
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                 59-2225346
 (State or other jurisdiction of incorporation            (IRS Employer
  or organization)                                      Identification No.)

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

                                     PART II

                                OTHER INFORMATION


Item 5            OTHER INFORMATION

Form 10-QSB/A is being filed to correct the previously filed Form 10-QSB which was electronically filed on August 2, 1996. The correction is as follows:

Exhibit 27:

The income and expense numbers depicted in the previously filed Exhibit 27 were stated for the three months ended June 30, 1996. They should have been stated for the nine months ended June 30, 1996. Therefore, we are resubmitting Exhibit 27 in its entirety.

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




Date:  December 18, 1996