Form 10KSB40
period 1996-09-30
UCI MEDICAL AFFILIATES INC
filed 1996-12-30
CIK 737561

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(   X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1996

(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 For the transition period from
         _________________ to _________________

Commission File Number:  0-13265

                          UCI MEDICAL AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                   59-2225346
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification Number)


1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC             29201
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (803) 252-3661
                                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                                ----------------

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $.05 par value
                                                                ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenue for the year ended September 30, 1996, the registrant's most recent year end, was $23,254,351.

The aggregate market value of voting stock held by nonaffiliates of the registrant on December 20, 1996, is approximately $5,429,586.*

The number of shares outstanding of the registrant's common stock, $.05 par value was 4,807,807 at December 20, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

* Calculated by excluding all shares held by officers, directors and controlling
shareholder  of  registrant   without   conceding  that  all  such  persons  are
"affiliates" of registrant for purposes of the federal securities laws.

            Total number of pages, including the cover page, is 62 . Exhibit Index is on page 43 .

                          UCI MEDICAL AFFILIATES, INC.

                               INDEX TO FORM 10-K

                                                                           PAGE
         PART I

Item 1   Business............................................................. 3

Item 2   Properties........................................................... 7
Item 3   Legal Proceedings.................................................... 7

Item 4   Submission of Matters to a Vote of Security Holders  ...............  8

         PART II

Item 5   Market for the Registrant's Common Stock and
         Related Security Holder Matters.....................................  9

Item 6   Selected Financial Data............................................. 10

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................11

Item 8   Financial Statements and Supplementary Data  ....................... 15

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................15

         PART III

Item 10  Directors and Executive Officers of the Registrant.................  16

Item 11  Executive Compensation.............................................. 18

Item 12  Security Ownership of Certain Beneficial Owners
         and Management...................................................... 19

Item 13  Certain Relationships and Related Transactions  .................... 21

         PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K................................................. 22

                                     PART I


Item 1.  Business

Introduction

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, PA (the "P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 31 medical clinics, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the Centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management's agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1996, the Company has shown a substantial increase in revenues and in medical centers under management. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

General

UCI-SC provides nonmedical management and administrative services for freestanding medical centers. The Company as of November 1996 operates a network of medical centers consisting of 31 freestanding Centers located throughout South Carolina.

Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provisions of medical services. In order to comply with such laws, the P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. UCI-SC has entered into an administrative services agreement with the P.A. for the performance of all administrative, management and support functions. UCI-SC believes that the services it provides to the P.A. which result in control over the assets of the P.A. and mandate financial statement consolidation under Generally Accepted Accounting Principles do not constitute the practice of medicine under applicable laws.

Nevertheless, because of the uniqueness of the structure of the relationship described above, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's business by the courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or future expansion.

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

The Company's Centers are broadly distributed throughout the state of South Carolina. There are thirteen primary care Centers in the Columbia region, five in the Charleston region, four in the Myrtle Beach region, one in the Aiken region, and five in the Greenville-Spartanburg region. In addition to these 28 Centers, the Company operates a surgical practice, an internal medicine practice and an orthopedic practice, all of which are located in Columbia.

The Company is considering introducing its medical model into neighboring states as management believes that the same conditions that led to the Company's growth to date in South Carolina exist in other states. Although no specific plans currently exist, management believes that expansion into neighboring states is possible. However, there can be no assurance that expansion into other states would be successful.

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

Medical Services Provided at the Centers

The Company's Centers offer reasonably priced out-patient medical care, without appointment, for treatment of acute and episodic medical problems. The Centers provide a broad range of medical services which would generally be classified as within the scope of family practice and occupational medicine. The medical services are provided by licensed physicians, nurses and auxiliary support personnel. The services provided at the Centers include, but are not limited to the following:

             o Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia and other conditions typically treated by primary care providers;

             o Treatment of injuries, such as simple fractures, dislocations, sprains, bruises and cuts;

             o Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;

             o Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, urinalysis and various cultures; and,

             o Occupational and industrial medical services, including drug testing, workers' compensation and physical examinations.

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

The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross/Blue Shield, Medicare, Worker's Compensation and other private insurance). Private pay billings represent the most significant source of revenues. The Company also
provides   services  for  members  of  the  four


largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HealthSource South Carolina, Inc., Physician's Health Plan, and Maxicare.

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

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts which typically are automatically renewed on an annual basis, the P.A.'s physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 10% of the Company's net revenue in fiscal 1996.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Certain third party payors are studying various alternatives for reducing medical costs, some of which, if implemented, could affect reimbursement levels to the Company. Management of the Company cannot predict whether changes in present reimbursement methods or proposed future modifications in reimbursement methods will affect payments for services provided by the Centers and, if so, whether they will have an adverse impact upon the business of the Company.

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

Government Regulation


Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provisions of medical services. In order to comply with such laws, the P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. UCI-SC has entered into an administrative services agreement with the P.A. for the performance of all administrative, management and support functions. UCI-SC believes that the services it provides to the P.A. which result in control over the assets of the P.A. and mandate financial statement consolidation under Generally Accepted Accounting Principles do not constitute the practice of medicine under applicable laws.

As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the uniqueness of the structure of the relationship with the P.A., many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's or the P.A.'s business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

Approximately 8% of the revenues of the Company is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third-party payors for health care services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities.

The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. UCI-SC performs only non-medical administration services, does not represent to the public or its clients that it offers medical services, and does not exercise influence or control over the practice of medicine by the P.A. with whom it contracts. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine. In addition to prohibiting the practice of medicine, numerous states prohibit entities like the Company from engaging in certain health care related activities, such as fee-splitting with physicians.

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute", prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. Although the Company believes that it is not in violation of the Anti-kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician or a member of his immediate family is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While the Company believes it is in compliance with such legislation, future regulations could require the Company to modify the form of its relationships with physician groups. Some states have also enacted similar self-referral laws and the Company believes it is likely that more states will follow. The Company believes that its practices fit within exemptions contained in such statutes. Nevertheless, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's relationships with physician groups to comply with new or revised state statutes.

Because the P.A. remains a separate legal entity, it may be deemed a competitor subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company intends to comply with such state and federal laws which may affect its development of integrated health care delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company.

As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by the Company could be characterized by some states as the business of insurance. The Company, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. There can be no assurance that regulators of the states in which the Company may operate would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that it is in compliance with these laws in the state in which it currently does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in South Carolina or the states in which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Employees

As of September 30, 1996 and 1995, the Company had 429 and 301 employees, respectively (330 and 270 , respectively, on a full-time equivalent basis).

Item 2.  Properties

All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One (1) Center is leased from an entity affiliated with the Company's Chairman. Six (6) Centers are leased from Companion HealthCare Corporation and one (1) Center is leased from Companion Property and Casualty Insurance Company, principal shareholders of the Company. Five (5) of the Centers are leased from physician employees of the P.A. See additional information regarding these leases at Item 13, "Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, there are no material pending legal proceedings to which the Company is party.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 21, 1996, the annual meeting of the shareholders of the Company was held and the following actions were taken:

         1. The shares of Common Stock represented at the meeting were voted to re-elect Harold H. Adams, Jr. to the Board of Directors for the term expiring in 1999, as follows:


                                              Number
                                              Voting             For           Against          Abstain
                                           -------------     ------------     -----------      -----------

                Harold H. Adams, Jr.        3,439,264         3,437,638         1,626              --


         Four other Directors, M.F. McFarland, III, M.D., Charles M. Potok, Charles P. Cannon and Russell J. Froneberger, whose terms expire in 1997, 1997, 1998 and 1998, respectively, continued to serve as elected.



         2. The shares of Common Stock represented at the meeting were voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ended September 30, 1996, as follows:


                  Number
                  Voting             For           Against          Abstain
               -------------     ------------     -----------      -----------

                3,439,264         3,438,525          690               49

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The common stock of the Company is traded on the Nasdaq Small Cap Market under the symbol UCIA. The prices set forth below indicate the high and low bid prices. All stock prices have been adjusted to reflect the Company's one for five reverse stock split effected on July 27, 1994.

                                                                      Bid Price

           Fiscal Year ended September 30, 1996            High                       Low

           1st quarter (10/01/95 - 12/31/95)              4-1/4                      3-1/8
           2nd quarter (01/01/96 - 03/31/96)              5-1/8                      3-1/4
           3rd quarter (04/01/96 - 06/30/96)              4                          3-1/4
           4th quarter (07/01/96 - 09/30/96)              3-3/4                      2-7/8


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

As of September 30, 1996, there were 678 stockholders of record of the Company's common stock, excluding individual participants in security position listings.

The Company has not paid dividends on its common stock since inception and has no plans to declare cash dividends in the foreseeable future.
                                       9

Item 6.  Selected Financial Data  (In thousands, except per share data)

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                           STATEMENT OF OPERATIONS DATA

                                                                 For the year ended September 30,
                                               --------------------------------------------------------------------
                                                 1996            1995          1994           1993          1992
                                               ----------     -----------    ----------     ---------     ---------

Revenues                                         $23,254      $17,987          $12,540        $9,799        $8,330
Income (loss) before extraordinary items             466       (1,360)             644           268             3
Net income (loss)(1)                                 466       (1,360)             644           407             3
Net income (loss) per share(2)                       .11         (.43)                  .28           .21             -
Weighted average number of shares
   outstanding(2)                                  4,294         3,137           2,324         1,971         1,946



                                                BALANCE SHEET DATA

                                                                                    At September 30,
                                               --------------------------------------------------------------------
                                                 1996            1995          1994           1993          1992
                                               ----------     -----------    ----------     ---------     ---------

Working capital                                  $ 2,020       $ (383)          $  763      $  (845)     $  (921)
Premises & equipment, net                          3,300         2,795           1,098          487          268
Total assets                                      15,733        10,216           6,674        2,940        2,452
Long-term debt                                     5,373         4,366           2,838          667          634
Stockholders' equity                               7,822         3,253           2,603          457           49

(1) Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes." The effect of adopting SFAS 109 was to reduce income tax expense for 1994 by approximately $612,000 or $.26 per share and by $428,000 for 1996 or $.10 per share.


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

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. The management agreement between UCI-SC and the P.A. convey to the Company perpetual, unilateral control over the assets and operations of the P.A. Control is perpetual rather than temporary because of (i) the length of the term of the agreement, (ii) the continuing investment of capital by the Company, (iii) the employment of all of the non-physician personnel by UCI-SC and (iv) the nature of the services provided to the P.A. by UCI-SC.

Procedurally, the management agreement calls for the P.A. to provide medical services and charge a fee to the patient or to the patient's insurance carrier or employer for such services. Physician salaries are paid out of these revenues and all remaining revenues are passed to UCI-SC as a management fee. UCI-SC provides all support personnel (nurses, technicians, receptionists), all administrative functions (billing, collecting, vendor payment), and all facilities, supplies and equipment. The consolidated accounts of the Company include all revenue and all expenses (including physician salaries) of all three entities.

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant.

Results of Operations for the Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

For fiscal year 1996, revenues of $23,254,000 reflect an increase of 29% from the amount reported for fiscal year 1995. The following reflects revenue trends from fiscal year 1992 through fiscal year 1996:

                                   For the year ended September 30, (in thousands)
                        ----------------------------------------------------------------------
                           1996           1995           1994          1993           1992
                        -----------    -----------    -----------    ----------     ----------

Revenues                   $23,254     $17,987           $12,540        $9,799         $8,330
Operating Costs             21,525      18,180            11,881         9,133          8,004
Operating Margin             1,729        (193)              660           666            326



The increase in revenue for fiscal year 1996 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers from 25 to 29. The expansion included the addition of two Centers to the cluster in Columbia (bringing the total to 13 plus two specialty practices in this region), one Center in Greenville (bringing the total to five in this region) and one Center in the Charleston region (bringing the total to five in this region). The revenue from the new locations added in fiscal 1996 and from the full year of operations of the locations added in fiscal 1995 represented the most significant portion of the revenue growth. Of the $5,267,000 in revenue growth, approximately $1,050,000 was from the four locations opened in fiscal 1996 and approximately $2,500,000 was the result of having the six locations opened during fiscal 1995 operating for all of fiscal 1996.

The Company, in fiscal year 1996, increased its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 capitated lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for this possibility. Capitated revenue grew from approximately $1,400,000 for fiscal 1995 to $2,400,000 ($1,000,000 of the $5,267,000 in total revenue growth) in fiscal 1996.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 10% of the Company's net revenue in fiscal 1996.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Increased revenues in fiscal year 1996 also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary shareholder of the Company. See additional related information at Item 13, "Certain Relationships and Related Transactions.

Patient encounters increased to 338,000 in fiscal 1996, from 283,000 in fiscal 1995.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the year, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of our competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility. Additionally, revenues at the centers along the coast were adversely affected by the hurricane season which resulted in center closures for a number of days in July and September of 1996.
Revenue lost for the days closed is estimated to be approximately $100,000.

An operating margin of $1,729,000 was realized in fiscal 1996 as compared to an operating loss of $193,000 in fiscal 1995. This substantial improvement is the result of procedures put into place in the third quarter of fiscal 1995 to significantly cut costs by very substantial and across the board reductions in personnel costs, severe reductions in overtime and aggressive negotiations with vendors to obtain more substantial discounts on medical supplies. Center personnel costs were held level by offsetting cost of living raises with the elimination of overtime. Some centers actually have reduced personnel costs in fiscal 1996 as compared to fiscal 1995 due to the reduction in scheduled hours. Vendor discount rates have increased slightly due to the increase in orders resulting from the increase in the number of centers and the number of patient encounters noted above. The savings associated with these vendor discounts is estimated to exceed $100,000 in fiscal 1996.

Depreciation and amortization expense increased to $961,000 in fiscal 1996, up from $579,000 in fiscal 1995. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Greenville and Columbia. Net interest expense increased from $505,000 in fiscal 1995 to $583,000 in fiscal 1996 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements and the operating line of credit the Company has with its primary bank.

In the latter part of fiscal year 1994, the Company converted to a centralized computer system acquired from Companion Technologies ("CT"). CT is wholly owned by BCBS and is therefore affiliated with CHC, a primary shareholder of the Company. See additional related information at Item 13, "Certain Relationships and Related Transactions." This conversion was necessitated by the Company's expansion, the need for a centralized, specialized billings and collections unit, and by the Company's recognition that increased managed care participation required more exacting data. With billing done from a centralized location rather than from each medical center, the Company believes that both increased billing efficiency, and greater focus on collections, has resulted. The new computer system has caused a reduction in computer-related expansion costs as the Company has added additional centers. In making this conversion, the Company traded in its old computer equipment, giving rise to a loss of approximately $69,000 in fiscal 1994.

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for 1996 by approximately $428,000 or $.10 per share and for 1994 by approximately $612,000 or $.26 per share. Financial statements presented for 1993 and prior years reflected income taxes recorded under the deferred method previously required by previous accounting standards. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

                  The budgets and forecasts that management and the Board of Directors had adopted for the next five fiscal years including plans for expansion.

                  The ability to utilize NOL's prior to their expiration.

                  The potential limitation of NOL utilization in the event of a change in ownership.

                  The generation of future taxable income in excess of income reported on the consolidated financial statements.


Net income of $466,000 was posted for fiscal year 1996 as compared to a net loss of $1,360,000 for fiscal year 1995. This significant improvement is the result of the growth in revenues, control of expenses, and the tax benefit booked; all of which are discussed above.

Financial Condition at September 30, 1996

The Company grew significantly during the year ending September 30, 1996.

Cash and cash equivalents have increased from $77,000 at September 30, 1995 to $238,000 at September 30, 1996. Cash was provided mainly via the sale of stock and the increase in debt.

Accounts receivable increased from $2,343,000 at September 30, 1995 to $4,187,000 at September 30, 1996. This was attributable to the opening of four additional primary care Centers and the overall growth in patient visits to existing Centers. This growth was expected and management does not believe that there has been a decline in the collectibility of accounts receivable.



The increase in property and equipment is attributable to the equipment needs of new Centers and to the up-grading of equipment at established Centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $5,829,000 at September 30, 1996 compared to $3,578,000 at the end of the previous fiscal year and reflects the medical practices acquired.

The current portion of debt decreased in fiscal year 1996 to $914,000 from $1,245,000 at the end of fiscal year 1995. This reduction was mainly due to the refinancing of the Line of Credit to a long-term maturity. Long-term debt increased from $3,121,000 to $4,459,000 primarily as a result of indebtedness incurred in capital leases for Center upfits, and in the utilization of an operating line of credit. Note 5 to the audited financial statements included in this 10-KSB details all of the Company's indebtedness. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Overall, the Company's current assets exceeded its current liabilities at September 30, 1996 by $2,020,000; whereas at September 30, 1995, the current liabilities exceeded current assets by $383,000. The substantial improvement is the result of the increases in revenues and the decreases in costs already discussed.

Liquidity and Capital Resources

The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), internally generated funds and credit extended by suppliers.

Operating activities used $1,197,000 of cash during fiscal year 1996, compared with $460,000 used during fiscal year 1995. The increase in cash utilization here is mainly attributable to the growth in the Company's accounts receivable which is the result of growth in the number of Centers and in patient visits and charges per visit.

Investing activities used $693,000 of cash during fiscal year 1996 compared with $642,000 in 1995 as a result of continued expansion activity. Continued growth is anticipated during 1997. (See "Subsequent Events" for acquisition activity in the first quarter of fiscal year 1997.)

The Company received $2,090,000 during fiscal 1996 in cash resulting from private placements of stock with CHC and CP&C which was used in part to manage the Company's rapid growth. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

Earnings and Balance Sheet Analysis for Fiscal Year 1995 Compared to 1994

Total revenues for fiscal year 1995 increased by 43% to $17,987,000 from $12,540,000 for fiscal year 1994. The Company expanded from 19 to 25 Centers during that year.

The Company, in fiscal year 1995, increased its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company participated in three HMOs during fiscal 1995 and was the primary care "gatekeeper" for more than 11,000 capitated lives.

Patient encounters increased to 283,000 in fiscal 1995 from 216,000 in fiscal 1994.

Operating losses of $193,000 were realized in fiscal 1995 as compared to an operating margin of $660,000 in fiscal 1994. This is due, in part, to start-up costs being incurred at the six centers added in fiscal 1995. Operating costs of $18,180,000 for fiscal 1995 as compared to $11,881,000 in fiscal 1994 exceeded management's budgets primarily in the areas of personnel costs and medical supplies.



Depreciation and amortization expense increased to $579,000 in fiscal 1995, up from $320,000 in fiscal 1994. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Surfside Beach, Columbia and Myrtle Beach. Net interest expense increased from $164,000 in fiscal 1994 to $505,000 in fiscal 1995 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of the Surfside Beach Center and in the leasehold improvements.

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

Cash and cash equivalents decreased from $210,000 at September 30, 1994 to $77,000 at September 30, 1995. Cash was utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased notably from fiscal year 1994. This was attributable to the opening of six additional primary care centers and the overall growth in patient visits to existing centers and not to a decline in the collectibility of accounts receivable.

The increase in property and equipment during fiscal year 1995 is attributable to the purchase of the Donaldson Center, the equipment needs of new centers and the upgrading of equipment at established centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $3,578,000 at September 30, 1995 compared to $2,651,000 at the end of the previous fiscal year and reflects the medical practices acquired.

The current portion of debt increased in fiscal year 1995 to $1,245,000 from $543,000 at the end of fiscal year 1994. Long-term debt also increased. These increases are primarily the result of indebtedness incurred in the purchases of the Donaldson Center, in the purchase of Summit Medical, and in the utilization of an operating line of credit.

Accounts payable increased $1,186,000 during 1995 to $1,653,000 as a result of the tight cash position of the Company and as a result of the accelerated growth of the Company during this period. Overall, the Company's current liabilities exceeded its current assets at September 30, 1995 by $383,000; working capital needs were funded, in part, by the sale of stock to CHC (a private placement) for $600,000 on November 3, 1995.

Subsequent Events

On October 1, 1996, the Company acquired a medical practice in Aiken, South Carolina for $80,000 by financing $80,000 with the seller. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice.

On October 14, 1996, the Company acquired a medical practice in Simpsonville, South Carolina for $25,000 by financing $25,000 with the seller. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice.

On November 11, 1996, the Company entered into a long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent. Proceeds from this line of credit will be used to pay off existing debt of $1,475,000.

Item 8.  Financial Statements and Supplementary Data



Reference is made to the Index to Financial Statements on Page 23 .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 27, 1995, the Company notified Scott and Holloway, LLP (formerly Moore Kirkland Scott & Beauston) that it would not be retained as the Company's independent accountants for the fiscal year ending September 30, 1995. The Company's decision not to retain Scott and Holloway, LLP was approved by the Board of Directors at a meeting held on July 26, 1995 and was not the result of any prior, existing or expected disagreement with the Company. The reports of Moore Kirkland Scott & Beauston on the financial statements of the Company for the fiscal years ended September 30, 1994 and 1993 contained no adverse opinion or disclaimer of opinion. The reports were modified because of an uncertainty as to the Company's ability to continue as a going concern as a consequence of losses incurred
from  continuing   operations.   This  modification  has  been subsequently
rescinded and an unqualified opinion for the fiscal years ended September 30, 1994 and 1993 has been issued. In connection with its audits of financial statements of the Company for the fiscal years ended September 30, 1994 and 1993, and the interim period through July 27, 1995, the Company had no disagreement with Moore Kirkland Scott & Beauston on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore Kirkland Scott & Beauston, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such periods.

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

Item 10.   Directors and Executive Officers of the Registrant

Directors

The Company's Restated Certificate of Incorporation provides for a classified Board of Directors so that, as nearly possible, one-third of the Company's Board of Directors is elected each year to serve a three-year term. Currently, the Board of Directors consists of seven directorships with staggered terms expiring at the Annual Meetings of Shareholders in 1997, 1998 and 1999. The Company's Bylaws provide the Board of Directors with the power and authority to determine the number of directors constituting the entire Board of Directors. At a meeting of the Board of Directors on August 21, 1996, the Board of Directors voted to increase the size of the Board from five members to the current seven members, with such increase to be effective immediately after the Annual Meeting, which was held August 21, 1996. To give effect to such increase, the Board of Directors approved the addition of one directorship to each of the classes of directors whose terms expire at the Annual Meetings of Shareholders in 1998 and 1999. Set forth below is the certain biographical information with respect to the directors of the Company.

M.F. McFarland, III, M.D., 48, has served as Chairman of the Board, President and Chief Executive Officer of the Company since January 1987 and as a director of the Company since September 1984. From September 1984 until January 1987, he served as Vice President of the Company. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association. In November 1992, a voluntary proceeding under Chapter 11 of the United States Bankruptcy Code was filed with respect to Dr. McFarland.

Harold H. Adams, Jr., 49, has served as Director of the Company since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992, and served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 25 years of involvement in the insurance industry and is a member of many professional and civic organizations.

Charles P. Cannon, 46, has served as Director of the Company since September 1995 and as Vice President, Corporate Controller and Assistant Treasurer for Blue Cross Blue Shield of South Carolina ("BCBS") since April 1988 and as Assistant Treasurer for its subsidiary, Companion HealthCare Corporation, since April 1988. Prior to joining BCBS in April 1988, he was a Senior Manager and consultant for Price Waterhouse LLP for eleven (11) years. Mr. Cannon is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, the Institute of Management Accountants, and the Tennessee Society of Certified Public Accountants.

Thomas G. Faulds, 55, has served as Director of the Company since August 1996 and as Executive Vice President of Private Business for Blue Cross Blue Shield of South Carolina since October 1991. Mr. Faulds has been with Blue Cross Blue Shield of South Carolina since March 1972 and has served in key senior management positions in government programs, information systems and operations.

Russell J. Froneberger, 51, has served as Director of the Company since June 1994 and as President of Global Consulting, a multinational marketing and financial consulting firm, since 1991. Mr. Froneberger has over twenty-eight years of international corporate finance and marketing experience, having been associated with Manufacturers Hanover Trust Company from 1967 to 1972, and South Carolina National Bank, where he served as Senior Vice President of Marketing and Corporate Development Relations from 1972 to 1991. He has lectured on finance and capital formation at major universities and was the founder and first Chairman of the Midlands International Trade Association in Columbia, South Carolina.

Ashby Jordan, M.D., 57, has served as a Director of the Company since August 1996 and as Vice President of Medical Affairs of Blue Cross Blue Shield of South Carolina since December 1986. Prior to Blue Cross Blue Shield, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics.

Charles M. Potok, 47, has served as Director of the Company since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company ("CP&C") since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance.

Executive Officers

The names of the executive officers, who are not also directors of the Company, and certain other biographical information are as follows:

Jerry F. Wells, Jr., 34, has served as Chief Financial Officer and Vice President of Finance of the Company since he joined the Company in February 1995. As of December 18, 1996, Mr. Wells is serving as Corporate Secretary of the Company. Prior to that time, he served as a Senior Manager and consultant for Price Waterhouse LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.


D. Michael Stout, M.D., 51, has served as Vice President of Medical Affairs of the Company since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians and the Columbia Medical Society. Dr. Stout is also a member of the American College of Physician Executives.

Jitendra S. Mehta, 45, has served as Vice President of Operations for the Company since November 1993. Mr. Mehta has an extensive background in hospital and medical personnel administration. He served as Business Director of Multispecialty Clinic in Maryland from 1985 to 1989 and served as Vice President and Partner of Citrus Diagnostic Center from 1990 to 1993. Mr. Mehta is currently a member of American Registry for Radiological Technology and the Nuclear Medicine Technologist Certification Board.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers to file reports of holdings and transactions in the Company's common stock with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to the Company's fiscal year ending September 30, 1996.



Item 11.   Executive Compensation

Compensation of Directors

Non-employee directors are paid a fee of $500 for attendance at each meeting of the Board of Directors. Non-employee directors of the Company are reimbursed by the Company for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Compensation of Officers

Information with respect to executive compensation, set forth in the Company's Proxy Statement relating to the Annual Meeting of Shareholders held on August 21, 1996, under the caption "Management Compensation" is incorporated herein by reference.

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

Existing Stock Option Plans

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant. Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. During the year ending September 30, 1996, no options were exercised, 135,500 options were granted and 23,000 options expired. At September 30, 1996, there were stock options outstanding under the 1994 plan for 354,500 shares, 135,500 of which were granted in the year ended September 30,1996, and 227,000 of which were granted in the year ended September 30, 1995. Of the 354,500 options outstanding at September 30, 1996, 73,000 were exercisable.

The incentive stock option plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993. During the year ending September 30, 1996, 2,300 options were exercised and 400 expired. At September 30, 1996, there were stock options outstanding under the 1984 Plan for 12,800 shares at $.25 per share, all of which were exercisable.

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 1996, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, none of which were exercisable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock of the Company as of September 30, 1996. Information is presented for (i) shareholders owning more than five percent of the outstanding common stock, (ii) each director and executive officer of the Company, individually, and (iii) all directors and executive officers of the Company, as a group. Except as otherwise specified, each of the shareholders named in the table has indicated to the Company that such shareholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that shareholder. Beneficial ownership reflected in the table below is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within sixty days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.



                                                              Number of Shares
                         Name                                Beneficially Owned          Percentage
-------------------------------------------------------     ----------------------    ------------------
Blue Cross Blue Shield of South Carolina                               2,224,623(1)                46.27%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                                                533,628(2)                11.07%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

D. Michael Stout, M.D.                                                   254,026(3)                 5.28%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Harold H. Adams, Jr.                                                        2,000                      *
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                                               0                      0
I-20 at Alpine Road
Columbia, SC  29219

Thomas G. Faulds                                                                0                      0
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                                          0                      0
1201 Main Street, Suite 1980
Columbia, SC  29201

Ashby M. Jordan, M.D.                                                           0                      0
I-20 at Alpine Road
Columbia, SC  29219

Jitendra Mehta                                                             3,333(4)                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Charles M. Potok                                                                0                      0
I-20 at Clemson Road
Columbia, SC  29219

Jerry F. Wells, Jr.                                                        8,333(5)                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

All current directors and executive officers
   as a group (10 persons)                                                801,320                   16.67%

* Amount represents less than 1.0%.

(1) Shares are held of record by CHC (2,006,442 shares) and CP&C (218,181 shares), each of which is a wholly-owned subsidiary of BCBS.

(2) Includes 11,666 shares which may be acquired pursuant to the exercise of stock options.

(3) Includes 6,666 shares which may be acquired pursuant to the exercise of stock options.

(4) Includes 3,333 shares which may be acquired pursuant to the exercise of stock options.

(5) Includes 8,333 shares which may be acquired pursuant to the exercise of stock options

Item 13. Certain Relationships and Related Transactions

Agreements with Doctor's Care

General. All of the Company's operations are conducted through its wholly-owned subsidiary, UCI-SC, which operates a network of thirty-one (31) freestanding primary care medical Centers located throughout South Carolina, all of which conduct business under the name "Doctor's Care." In order to comply with prohibitions against corporations providing medical care, all medical services at these medical facilities are provided by or under the supervision of Doctor's Care, P.A., a South Carolina professional association (the "P.A.").

Facilities Agreement. Pursuant to a Facilities Agreement between UCI-SC and the P.A. (the "Facilities Agreement"), UCI-SC supplies to the P.A. the facilities, equipment and assets of the Centers, as well as such non-medical personnel as are reasonably required by the P.A. in the operation of the Centers. In exchange, the P.A. provides the necessary staffing for the performance of medical services at the Centers, including a physician to serve as Executive
Medical Director having overall responsibility for the operations of the Centers. Pursuant to an employment agreement between M.F. McFarland, III, M.D., President and Chief Executive Officer of the Company ("Dr. McFarland") and sole shareholder of the P.A., Dr. McFarland serves as Executive Medical Director of the Centers. In September 1996, the Facilities Agreement was renewed for an additional fifteen (15) year term. In January 1995, the Facilities Agreement was modified to provide UCI-SC with certain rights to terminate the Facilities Agreement (a) upon the death of Dr. McFarland, (b) upon Dr. McFarland ceasing to own, either directly or indirectly, a controlling interest in the P.A., or (c) upon Dr. McFarland becoming a "disqualified person" as defined by the South Carolina Business Corporation Act of 1988, as amended.

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1996, 1995, and 1994 were $306,178, $271,100, and $205,901, respectively.

Several of the medical center facilities operated by UCI-SC are leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1996, 1995 and 1994 were $122,854, $244,300 and $228,200, respectively.

Five of the medical center facilities operated by UCI-SC are leased from physician employees of the P.A. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1996, 1995 and 1994 were $189,945, $140,100 and $10,600, respectively.

Other Transactions with Related Companies

Blue Cross Blue Shield of South Carolina ("BCBS") owns 100% of Companion HealthCare Corporation ("CHC") and Companion Property & Casualty Insurance Company ("CP&C"), which together own approximately 46% of the Company's outstanding common stock. During the Company's fiscal year ended
September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from Companion Technologies, Inc., a wholly-owned subsidiary of BCBS for an aggregate purchase price of $504,000. The terms of the purchase agreement are believed to have been no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the five year lease term for $1. The lease obligation recorded at September 30, 1996 is $420,852 which includes lease addenda.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with Companion Property and Casualty Insurance Company, a wholly-owned subsidiary of BCBS, pursuant to which UCI-SC acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through Companion Property and Casualty Insurance Company ("CP&C"). Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC entered into a financing arrangement with CP&C for the purchase of the Doctor's Care-Donaldson facility, which consists of a note payable in monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable. The terms of the agreement with Companion Property and Casualty Insurance Company are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

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

The employees of the Company are offered health, life, and dental coverage at group rates from BCBS and its subsidiaries. The group rates offered to the employees of the Company are believed to be no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Reference is made to the Index to Financial Statements on page 23 .


    (2) A listing of the exhibits to the Form 10-KSB is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.

(b)      Reports on Form 8-K

         The Company filed a Form 8-K during the quarter ended September 30, 1996 which reported that the Board of Directors had been expanded from five to seven members.

         The Company filed a Form 8-K in October 1996 which reported the acquisition of Harry Langston, M.D., P.A. of Aiken, South Carolina.

         The Company filed a Form 8-K in October 1996 which reported the acquisition of William Bannen, M.D., P.A. of Greenville, South Carolina.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page(s)
Reports of Independent Accountants.....................................    25-26


Consolidated Balance Sheets at September 30, 1996 and 1995  ............     27


Consolidated Statements of Operations for the years
         ended September 30, 1996, 1995 and 1994  ......................     28


Consolidated Statements of Changes in Stockholder's Equity
         for the years ended September 30, 1996, 1995 and 1994   .......     29


Consolidated Statements of Cash Flows for the years
         ended September 30, 1996, 1995 and 1994  .. ...................     30


Notes to Consolidated Financial Statements.........................        31-41




All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          UCI MEDICAL AFFILIATES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

                        Report of Independent Accountants


December 16, 1996



To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated statements of operations, of changes in stockholders' equity and of cash flows of UCI Medical Affiliates, Inc. for the year ended September 30, 1994 were audited by other independent accountants whose report dated January 26, 1995 expressed an unqualified opinion on those statements.





           ORIGINAL SIGNED OPINION ON PRICE WATERHOUSE LLP LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.

                        REPORT ON INDEPENDENT ACCOUNTANTS



Board of Directors
UCI Medical Affiliates, Inc.


We  have  audited  the  accompanying   statements  of  operations,   changes  in
stockholders' equity, and cash flows of UCI Medical Affiliates, Inc. for the year ended September 30, 1994 that appear in this annual report. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of UCI Medical Affiliates, Inc. for the year ended September 30, 1994 in conformity with generally accepted accounting principles.



/s/ Scott & Holloway, L.L.P.



Columbia, South Carolina
January 26, 1995




         ORIGINAL SIGNED OPINION ON SCOTT & HOLLOWAY, L.L.P. LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets


                                                                                  September 30,
                                                                     ----------------------------------------
                                                                            1996                  1995
                                                                     -------------------     ----------------
Assets
Current assets
   Cash and cash equivalents                                           $    237,684            $      76,513
   Accounts receivable, less allowance for doubtful accounts
       of $1,021,856 and $608,792                                         4,187,394                2,343,325
   Inventory                                                                407,617                  265,068
   Deferred taxes                                                           197,056                  491,543
   Prepaid expenses and other current assets                                441,384                  282,060
                                                                     -------------------     ----------------
Total current assets                                                      5,471,135                3,458,509

Property and equipment less accumulated depreciation of
   $2,025,970 and $1,529,999                                              3,300,048                2,795,384
Deferred taxes                                                              855,126                  120,639
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,210,569 and
   $869,271                                                               5,828,963                3,578,371
Other assets                                                                277,422                  262,768
                                                                     -----------------        -----------------

Total Assets                                                           $ 15,732,694            $  10,215,671
                                                                     =================        ==================


Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                 $      913,749            $   1,244,603
   Accounts payable                                                       1,391,858                1,652,792
   Accrued salaries and payroll taxes                                       750,745                  498,791
   Other accrued liabilities                                                394,635                  445,362
                                                                     -------------------     ----------------
Total current liabilities                                                 3,450,987                3,841,548

Long-term debt, net of current portion                                    4,459,484                3,121,098
                                                                     -------------------     ----------------
Total Liabilities                                                         7,910,471                6,962,646
                                                                     -------------------     ----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issue                                  0                       0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,807,807 and 3,508,164
         shares                                                             240,390                  175,408
   Paid-in capital                                                       13,732,393                9,694,256
   Accumulated deficit                                                   (6,150,560)              (6,616,639)
                                                                     -------------------     ----------------
Total Stockholders' Equity                                                7,822,223                3,253,025
                                                                     -------------------     ----------------

Total Liabilities and Stockholders' Equity                             $ 15,732,694            $  10,215,671
                                                                     ===================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations



                                                                            For the Years Ended September 30,
                                                             -----------------------------------------------------------------
                                                                    1996                    1995                  1994
                                                             --------------------     ------------------    ------------------

Revenues                                                     $   23,254,351            $  17,987,147         $  12,540,040
Operating costs                                                  21,525,421               18,180,080            11,880,508
                                                             --------------------     ------------------    ------------------
Operating margin                                                  1,728,930                (192,933)               659,532

General and administrative expenses                                 148,637                  87,616                 74,698
Depreciation and amortization                                       961,115                 579,224                319,554
                                                             --------------------     ------------------    ------------------
Income (loss) from operations                                       619,178                (859,773)               265,280

Other income (expenses)
   Interest expense, net of interest income                        (582,937)               (505,459)              (164,182)
   Gain (loss) on disposal of equipment                               2,105                   5,493                (68,892)
                                                             --------------------     ------------------    ------------------
Other income (expense)                                             (580,832)               (499,966)              (233,074)

Income (loss) before benefit (provision )for
   income taxes and extraordinary credit                             38,346              (1,359,739)                32,206
Benefit (provision )for income taxes                                427,733                       0                612,182
                                                             ====================     ==================    ==================
Net income (loss)                                            $      466,079            $ (1,359,739)         $     644,388
                                                             ====================     ==================    ==================

Net Income (loss) per common and
   common equivalent share                                   $          .11            $      (.43)          $         .28
                                                             ====================     ==================    ==================

Weighted average common shares
   outstanding                                                     4,294,137              3,136,544              2,324,241
                                                             ====================     ==================    ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity



                                           Common Stock                    Paid-In            Accumulated
                                 ----------------------------------
                                     Shares            Par Value            Capital             Deficit              Total
                                 ----------------    ---------------    ----------------    -----------------    ---------------

Balance, September 30, 1993          1,949,988       $    97,499        $  6,260,740          $  (5,901,284)     $    456,955
   Net income (loss)                       --                 --                  --                644,388           644,388
   Exercise of stock options             5,700               285               1,139                  --                1,424

   Issuance of common stock             666,666           33,333            1,466,667                 --            1,500,000

   Other                                   (176)              (8)                   8                 --                   --
                                 ---------------    ----------------  ---------------        ----------------   -----------------
Balance, September 30, 1994          2,622,178          131,109             7,728,554            (5,256,896)        2,602,767
   Net income (loss)                      --                --                    --             (1,359,739)       (1,359,739)

   Issuance of common stock             885,888           44,294            1,975,706                     --        2,020,000
   Other                                     98                5              (10,004)                   (4)          (10,003)
                                 ----------------    ---------------    ----------------    -----------------    ---------------
Balance, September 30, 1995          3,508,164          175,408             9,694,256            (6,616,639)        3,253,025
                                 ----------------    ---------------    ----------------    -----------------    ---------------
   Net income (loss)                    --                  --                 --                   466,079           466,079

   Exercise of Stock Options             2,300              115                  460                    --               575
   Issuance of common stock          1,297,350            64,868            4,077,677                   --         4,142,545
   Other                                    (7)               (1)             (40,000)                  --           (40,001)
                                 ----------------    ---------------    ----------------    -----------------    ---------------
Balance, September 30, 1996          4,807,807       $    240,390          $13,732,393          $ (6,150,560)     $ 7,822,223
                                 ================    ===============    ================    =================    ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows


                                                                            For the Years Ended September 30,
                                                                -----------------------------------------------------------
                                                                      1996                 1995                 1994
                                                                ------------------    ----------------     ----------------
Operating activities:
Net income (loss)                                               $     466,079         $   (1,359,739)        $    644,388
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                             (2,105)                 (5,493)              68,892
      Provision for losses on accounts receivable                     627,508                 544,208              778,213
      Depreciation and amortization                                   961,115                 579,224              319,554
      Common stock issued
                                                                           0                    4,125                0
      Deferred taxes                                                 (440,000)                     0              (612,182)

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      (2,447,650)             (1,379,019)           (1,318,998)

   (Increase) decrease in inventory                                  (142,549)                (47,992)             (4,531)
   (Increase) decrease in prepaid expenses and other
      current assets                                                 (159,324)               (158,536)            (37,001)
   Increase (decrease) in accounts payable and accrued
      expenses                                                         (59,707)             1,363,180            (582,542)
                                                                ------------------    ----------------     ----------------

Cash provided by (used in) operating activities                   (1,196,633)               (460,042)            (744,207)

                                                                ------------------    ----------------     ----------------

Investing activities:
Purchases of property and equipment                                  (438,491)              (620,584)            (67,244)

Acquisitions of goodwill                                             (239,832)               (24,426)            (50,000)

(Increase) decrease in other assets                                    (14,654)                2,760              (2,979)

                                                                ------------------    ----------------     ----------------

Cash provided by (used in) investing activities                      (692,977)             (642,250)            (120,223)

                                                                ------------------    ----------------     ----------------

Financing activities:
Issuance of common stock, net of redemptions                       2,089,990               1,240,000           1,500,000
Proceeds from issuance of common stock under
   stock option plan                                                     575                    0                  1,424

Increase in long-term debt                                         1,475,095                 475,000                   0

Payments on long-term debt                                        (1,514,879)               (746,481)           (450,589)

                                                                ------------------    ----------------     ----------------

Cash provided by (used in) financing activities                    2,050,781                 968,519           1,050,835

                                                                ------------------    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                      161,171               (133,773)            186,405

Cash and cash equivalents at beginning of year                         76,513                210,286              23,881

                                                                ------------------    ----------------     ----------------

Cash and cash equivalents at end of year                        $    237,684              $   76,513      $      210,286

                                                                ==================    ================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


1.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 31 medical clinics, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated. Refer to Note 9 for Additional information.

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant.

Medical Supplies and Drug Inventory

The inventory of medical supplies and drugs is carried at the lower of average cost or market.

Property and Equipment

Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets, ranging from three to thirty years.

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

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax (benefit) provision is the result of the net change in the deferred tax assets to amounts expected to be realized.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Reclassifications

Certain 1994 amounts have been reclassified to conform with the 1995 and 1996 presentation.


2.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                                         1996                     1995
                                                                 ---------------------    ---------------------
Leasehold improvements                                               $     558,098            $     382,659
Property and equipment, including capitalized leases                     4,767,920                3,942,724
                                                                 ---------------------    ---------------------
                                                                         5,326,018                4,325,383
Less, accumulated depreciation and amortization                         (2,025,970)              (1,529,999)
                                                                 ---------------------
                                                                                          =====================
                                                                     $  3,300,048             $  2,795,384
                                                                 =====================    =====================

At September 30, 1996 and 1995,  capitalized  leased  equipment  included  above
amounted  to  approximately  $2,298,000  and  $1,651,000,   net  of  accumulated
amortization of $538,000 and $203,000, respectively. Depreciation and amortization expense equaled $619,817, $384,638 and $196,756 for the years ended September 30, 1996, 1995 and 1994, respectively.

3.       Business Combinations

During the fiscal year ended September 30, 1996, the Company acquired the net assets of five medical practices, and in most cases, entered into employment agreements with the physician owners of those practices. The acquisitions were accounted for under the purchase method, and the financial activity since the date of acquisition of these acquired practices has been included in the accompanying consolidated financial statements. The combined pro forma results listed below reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of each fiscal year presented. Individual pro forma disclosures are not provided here as the information is deemed to be insignificant for separate presentation.


                                                                             1996                1995
                                                                        ---------------     ---------------

Revenue                                                                    $24,430,333      $20,194,515

Net income (loss)                                                          $   460,527      $(1,675,672)

Net income (loss) per common and common equivalent share                   $       .10      $      (.47)


4.       Income Taxes

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:


                                                               1996                 1995                 1994
                                                         -----------------    -----------------     ----------------
Current:
   Federal                                                     $   12,267      $            --       $           --
   State                                                               --                   --                   --
                                                         -----------------    -----------------     ----------------
                                                                   12,267                   --                   --
                                                         -----------------    -----------------     ----------------
Deferred:
   Federal                                                      (404,324)                   --            (530,120)
   State                                                         (35,676)                   --             (82,062)
                                                         -----------------    -----------------     ----------------
                                                                (440,000)                   --            (612,182)
                                                         -----------------    -----------------     ----------------
Total income tax (benefit) provision                           $(427,733)      $            --         $  (612,182)
                                                         =================    =================     ================

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:

                                                               1996                 1995                 1994
                                                         -----------------    -----------------    -----------------
                 Allowance for doubtful accounts         $       (151,008)       $     169,043       $     (155,852)
                 Related party accruals                            21,734               (7,673)              46,812

                 Operating loss carryforwards                     180,489            (687,242)               95,183
                 Accumulated depreciation                          75,388               58,324               69,650
                                                         -----------------    -----------------    -----------------
                                                                 126,603             (467,548)               55,793
                 Changes in valuation allowance                 (566,603)             467,548              (667,975)
                                                         -----------------    -----------------    -----------------
                                                         $     (440,000)       $           --        $    (612,182)
                                                         =================    =================    =================

At September 30, 1996, 1995 and 1994, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                               1996                  1995                1994
                                                         ------------------    -----------------    ----------------
                 Allowance for doubtful accounts         $       378,087           $   227,079      $     396,122
                 Related party accruals                           81,360               103,094             95,421
                 Operating loss carryforwards                  2,754,874             2,935,363          2,248,121
                 Accumulated depreciation                       (210,762)             (135,374)           (77,050)
                                                         ------------------    -----------------    ----------------
                                                         $     3,003,559           $ 3,130,162       $  2,662,614
                                                         ==================    =================    ================

                 Valuation allowance                     $   1,951,377            $ 2,517,980       $  2,050,432
                                                         ==================    =================    ================

The principal reasons for the differences between the consolidated income tax benefit (expense) and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                               1996                 1995                 1994
                                                         -----------------    -----------------     ----------------
Tax at federal statutory rate                            $    13,038               $ (462,311)        $     10,950
Effect on rate of:
  Amortization of goodwill                                     48,704                                       15,708
                                                                                       15,708
  Non deductible expenses                                      32,091                  21,107               10,485

  Life insurance premiums                                        5,392                  3,044                3,862

  Other net                                                    27,378                 (45,096)              14,788

  Change in valuation allowance                            (566,603)                  467,548             (667,975)
                                                         -----------------    -----------------     ----------------
                                                         $(440,000)               $  --                 $  (612,182)

                                                         =================    =================     ================


At  September  30,  1996,   the  Company  has  net  tax  operating   loss  (NOL)
carryforwards expiring in the following years ending September 30,

                          2000            $    910,996
                          2001               1,783,595
                          2002               1,802,220
                          2003                 458,112
                          2005                 470,006
                          2006                  76,306
                          2010               1,944,371
                                       ----------------
                                           $ 7,445,606
                                       ================

During the year ended September 30, 1996, the Company experienced an ownership change which limits the amount of net operating losses the Company may use on an annual basis for income tax purposes. The Company may use $893,507 of net operating losses on an annual basis. This limitation should not severely limit the Company's ability to utilize its net operating loss carryforwards.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

                  The budgets and forecasts that management and the Board of Directors had adopted for the next five fiscal years including plans for expansion.

                  The ability to utilize NOL's prior to their expiration.

                  The potential limitation of NOL utilization in the event of a change in ownership.

                  The generation of future taxable income in excess of income reported on the consolidated financial statements.

The Company has $7,800 and $8,450 of investment tax credit carryforwards which expire in 1999 and 2000, respectively.




5.       Long-Term Debt

Long-term debt consists of the following at September 30:
                                                                                  1996                 1995
                                                                            -----------------    -----------------
Note to Chemical  Bank,  monthly  payments  (including  6% interest)  range from
$7,500 to $12,000 from  December 30, 1992 to March 31, 1996 and $32,750 on April
30,1996, collateralized by premises and equipment,
accounts receivable and stock of UCI-SC and the guarantee of UCI-SC               $        0       $       97,921


Note payable in the amount of  $1,600,000  with monthly  installments  of $8,889 plus  interest  at prime plus 6%,  through  February 1, 2009  collateralized  by certain accounts receivable and leasehold interests and
the guarantee of the P.A.                                                          1,315,556            1,422,222

Note payable in the amount of $250,000 with monthly  installments of $1,389 plus interest at prime plus 2% , through February 1, 2009
collateralized by a condominium                                                      205,556              222,222

Notes payable in monthly installments over three to four years at
interest rates ranging from 3.9% to 10.5%, collateralized by related                  39,662               90,569
vehicles

Line of Credit in the amount of $500,000 dated March 10, 1995,  bearing interest at a rate of prime plus 1.5%, for a period of 12 months, secured
by the personal guarantee of an officer of the Company                                     0              475,000

Note payable in the amount of $725,000 dated March 22, 1996, bearing interest at a rate of prime plus 1.5%, due October 23, 1996,
collateralized by a personal investment of an officer of the Company                 725,000                    0

Note payable in the amount of $150,000 dated August 15, 1996,  bearing  interest at a rate of prime plus 1.5%, due October 23, 1996,
collateralized by a personal investment of an officer of the Company                 150,000                    0

Advance payable to Blue Cross Blue Shield of SC (a shareholder) in the
amount of $600,000 dated September 24, 1996, bearing no interest.                    600,000                    0

Note payable to Companion  Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000,  with monthly  installments of $4,546  (including 11%
interest) from April 1, 1995 to March 1, 2010,
collateralized by certain accounts receivable                                        381,832              393,670

Note payable to a physician  employee of the P.A. in the amount of $350,000 with monthly  installments  (including  9% interest) of $25,000 from July 15, 1995 to
September 15, 1995, and $12,842 from October 15,
1995 to September 15, 1997.                                                          135,078              270,243

Note  payable in the  amount of  $240,000  dated  March 1,  1996,  with  monthly installments of $11,075  (including 10% interest) from April 1, 1996 to March 1,
1998, collateralized by a security agreement executed by UCI-SC
and the P.A.                                                                         174,866                    0

Capitalized lease obligations                                                      1,617,400            1,384,172
Other                                                                                 28,283                9,682
                                                                            -----------------    -----------------
                                                                                   5,373,233            4,365,701

Less, current portion                                                                913,749            1,244,603
                                                                            =================    =================
                                                                                $  4,459,484         $  3,121,098
                                                                            =================    =================

Aggregate maturities of notes payable and capital leases in each of the five years 1997 through 2001 are as follows:



                                      Notes Payable      Capital Leases
  Year ending September 30:                                                       Total
                                     ----------------   -----------------    ----------------
       1997                              $   415,768         $   497,981         $   913,749
       1998                                1,708,580             482,805           2,191,385
       1999                                  142,927             400,110             543,037
       2000                                  141,678             190,130             331,808
       2001                                  143,800              46,374             190,174
  Thereafter                               1,203,080                   0           1,203,080
                                     ================   =================    ================
                                          $3,755,833          $1,617,400          $5,373,233
                                     ================   =================    ================


6.       Employee Benefit Plans

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant. Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. During the year ending September 30, 1996, no options were exercised, 135,500 options were granted and 23,000 options expired. At September 30, 1996, there were stock options outstanding under the 1994 plan for 354,500 shares, 135,500 of which were granted in the year ended September 30,1996, and 227,000 of which were granted in the year ended September 30, 1995. Of the 354,500 options outstanding at September 30, 1996, 73,000 were exercisable.

The incentive stock option plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993. During the year ending September 30, 1996, 2,300 options were exercised and 400 expired. At September 30, 1996, there were stock options outstanding under the 1984 Plan for 12,800 shares at $.25 per share, all of which were exercisable.

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 1996, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, none of which were exercisable.

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective in June 1995, the Company discontinued its matching contribution. In February 1996, the Company reinstated its matching contribution. The company matches 50% of each employee's contributions up to a maximum of 2.5% of the employee's earnings. The company's matching contributions were $97,610, $71,463 and $50,805 in fiscal years 1996, 1995, and 1994, respectively.


7.       Stockholders' Equity

On June 30, 1994, the Company's shareholders approved an amendment to, and a restatement of, the Restated Certificate of Incorporation to provide for a 1 for 5 reverse stock split. The Amended and Restated Certificate of Incorporation increased the number of authorized shares of common stock from 4,000,000 to 10,000,000 (as adjusted for the reverse stock split as discussed above) and increased the par value per share of common stock from one cent ($.01) to five cents ($.05). In addition, the Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of $.01 par value preferred stock to be issued in one or more series. The Board of Directors is authorized, without further action by the stockholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend voting, redemption and conversion rights. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, common stock and stock option plan data have been restated to reflect the split.

At September 30, 1996, 377,300 shares of common stock were reserved for issuance under the Company's incentive stock option plans.


8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1996, are as follows:

                                               Operating Leases
                                             ----------------------
        Year ending September 30:
           1997                                     $    1,271,164
           1998                                          1,318,655
           1999                                          1,291,625
           2000                                          1,130,161
           2001                                          1,033,394
           Thereafter                                    6,607,384
                                             ----------------------
        Total minimum lease payments                 $  12,652,383
                                             ======================

Total rental expense under operating leases for 1996, 1995 and 1994 was approximately $1,188,000, $923,000, and $714,000, respectively.


9.       Related Party Transactions

Relationship between UCI-SC and the P.A.

Pursuant to an agreement between UCI-SC and the P.A., UCI-SC provided non-medical management services and personnel, facilities, equipment and other assets to the Centers which conduct business as Doctor's Care. UCI-SC guarantees the compensation of the physicians employed by the P.A. The agreement also allows UCI-SC to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A. assigns all revenue generated from providing medical services to UCI-SC after paying physician salaries. The P.A. is owned by M.F. McFarland, III, M.D. Dr. McFarland is also President, Chief Executive Officer and Chairman of UCI and UCI-SC. Since the financial risks of providing medical services is born by UCI-SC, consolidation of the operations of the P.A. is appropriate.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30,1996, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 218,181 shares of the Company's outstanding common stock, which combine to approximately 46% of the Company's outstanding common stock.

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1996, 1995, and 1994 were $306,178, $271,100, and
$205,901, respectively.

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1996, 1995 and 1994 were $122,854, $244,300 and $228,200, respectively.

Five of the medical center facilities operated by UCI-SC are leased from physician employees of the P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1996, 1995 and 1994 were $189,945, $140,100 and $10,600, respectively.

Other  Transactions with Related Companies

The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

                   Date                                      Number                Total
                 Purchased              Entity             of Shares           Purchase Price
           ---------------------    ---------------     -----------------    -------------------

                 12/10/93                CHC                     333,333          $     500,000
                 06/08/94                CHC                     333,333           $  1,000,000
                 01/16/95                CHC                     470,588           $  1,000,000
                 05/24/95                CHC                     117,647          $     250,000
                 11/03/95                CHC                     218,180          $     599,995
                 12/15/95                CHC                     218,180          $     599,995
                 03/01/96                CHC                     109,091          $     300,000
                 06/04/96                CP&C                    218,181          $     599,998

Including shares purchased by CHC from third parties, at September 30, 1996, BCBS controls 2,224,623 shares, or approximately 46% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from CT for an aggregate purchase price of $504,000. The Company entered into a capital lease agreement for this system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 1996 is $420,852, which includes lease addenda.


During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC entered into a financing arrangement with CP&C for the purchase of the Doctor's Care - Donaldson facility, which consists of a note payable in monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable.

UCI-SC, through the P.A., provides services to members of a health maintenance organization ("HMO") operated by CHC who have selected the P.A. as their primary care provider.

During the year ended September 30, 1996, BCBS provided a non-interest bearing advance to the Company in the amount of $600,000. At September 30, 1996, the amount outstanding of this advance equals $600,000.

The employees of the Company are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries.


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


11.      Commitments and Contingencies

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 1996, and management intends to vigorously defend the Company in such matters. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.


12.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $583,981, $448,311, and $147,208 in the years ended September 30, 1996, 1995, and 1994, respectively. The Company made income tax payments of $15,350 in the year ended September 30, 1996.

Supplemental Non-Cash Operating Activities

In July 1995, the Company paid for certain corporate expenses through an issuance of 6,000 shares of common stock of the Company in the amount of $16,500, of which $4,125 was expensed in fiscal 1995 and the remainder was expensed in fiscal 1996.

Supplemental Non-Cash Financing Activities

Capital lease obligations of $711,569 and $1,069,915 were incurred in 1996 and 1995. Additionally, in February 1995, the Company acquired property which was financed through a note payable in the amount of $400,000.

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

In December 1995, the Company acquired certain assets of a medical practice in Greenville, South Carolina for $300,000, by paying $30,000 at closing, financing $30,000 with the seller, and issuing 60,000 shares of the common stock of the Company.

In December 1995, the Company acquired a medical practice in Myrtle Beach, South Carolina for $334,400, consisting of 70,400 shares of the common stock of the Company. The Company commenced management of the facility in January 1995, prior to the closing date of the acquisition in December 1995. Financial results of operations of the acquired facility since January 1995 are included in these consolidated financial statements for fiscal years 1995 and 1996.

In March 1996, the Company acquired certain assets of a medical practice in Columbia, South Carolina for $125,000, by assuming $25,000 in the seller's accounts payable, and issuing 24,243 shares of the common stock of the Company.

In March 1996, the Company acquired certain assets of a medical practice in Murrells Inlet, South Carolina for $600,000, by paying $60,000 at closing, financing $240,000 with the seller, and issuing 72,728 shares of the common stock of the Company.

In April 1996, the Company acquired certain assets of a medical practice in Greenville, South Carolina for $513,931, by paying $6,315 at closing, financing $69,462 with the seller, and issuing 125,187 shares of the common stock of the Company.

In June 1996, the Company acquired certain assets of a medical practice in Lugoff, South Carolina for $675,000, by paying $15,000 at closing, financing $60,000 with the seller, and issuing 172,588 shares of the common stock of the Company.


13.      Subsequent Events

On October 1, 1996, the Company acquired a medical practice in Aiken, South Carolina for $80,000 by financing $80,000 with the seller. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice.

On October 14, 1996, the Company acquired a medical practice in Simpsonville, South Carolina for $25,000 by financing $25,000 with the seller. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice.

On November 11, 1996, the Company entered into a long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent. Proceeds from this line of credit will be used to pay off existing debt of $1,475,000. The line has covenants that require the Company to maintain total debt to tangible net worth below 4 to 1 and debt service coverage of at least 1.2.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UCI MEDICAL AFFILIATES, INC.

Date:  December 27, 1996                 By:      /s/    M. F. McFarland
                                                  ----------------------
                                                  M.F. McFarland, III, M.D.
                                                  Chief Executive Officer

                                         By:      /s/   Jerry F. Wells, Jr.
                                                   Jerry F. Wells, Jr.
                                                 Vice President of Finance and
                                                 Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  December 27, 1996      By:      /s/    M.F. McFarland
                              ---------------------
                              M.F. McFarland, III, M.D.
                              Chairman of the Board

                              By:      /s/   Harold H. Adams, Jr.
                              Harold H. Adams, Jr.
                              Director

                              By:      /s/  Charles P. Cannon
                              Charles P. Cannon
                              Director

                              By:      /s/ Thomas G. Faulds
                              Thomas G. Faulds
                              Director

                              By:      /s/   Russell J. Froneberger
                              Russell J. Froneberger
                              Director

                              By:      /s/  Ashby Jordan, M.D.
                              Ashby Jordan, M.D.
                              Director

                              By:      /s/  Charles M. Potok
                              Charles M. Potok
                              Director

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


                                                                                   PAGE NUMBER OR
EXHIBIT                                                                          INCORPORATION BY
      NO.                           DESCRIPTION                                      REFERENCE TO

     3.1          Amended and Restated Certificate of Incorporation                          --
                  (Incorporated by reference to Exhibit 3.1 on the
                  Form 10-KSB filed for fiscal year 1995)

     3.2          Amended and Restated Bylaws                                                --
                  (Incorporated by reference to Exhibit 3.2 on the
                  Form 10-KSB filed for fiscal year 1995)

     3.3          Amendment to Amended and Restated Bylaws                                   44

   10.1           Facilities Agreement                                                       46

   10.2           Employment Agreement Between
                  UCI Medical Affiliates of South Carolina, Inc. and
                  M.F. McFarland, III, M.D.                                                  --
                  (Incorporated by reference to Exhibit 10.4 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.3           Employment Agreement Between
                  Doctor's Care, P.A. and M.F. McFarland, III, M.D.                          --
                  (Incorporated by reference to Exhibit 10.5 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.4           Employment Agreement Between
                  UCI Medical Affiliates of South Carolina, Inc. and
                  D. Michael Stout, M.D.                                                     --
                  (Incorporated by reference to Exhibit 10.6 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.5           Employment Agreement Between
                  Doctor's Care, P.A. and D. Michael Stout, M.D.                             --
                  (Incorporated by reference to Exhibit 10.7 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.6           Lease and License Agreement with
                  Companion Technologies                                                     --
                  (Incorporated by reference to Exhibit 10.8 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.7           UCI Medical Affiliates, Inc.
                  1994 Incentive Stock Option Plan                                           --
                  (Incorporated by reference to Exhibit 10.9 on the
                  Form 10-KSB filed for fiscal year 1995)

   10.8           Consent of Independent Accountants                                        57

   21             Subsidiaries of the Registrant                                            59


   27             Financial Data Schedule                                                   61
