Form 10QSB
period 1996-12-31
UCI MEDICAL AFFILIATES INC
filed 1997-02-04
CIK 737561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      December 31, 1996
                                    ----------------------------------

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

     4,807,807 shares of $.05 common stock outstanding at December 31, 1996

Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   PAGE
                                                                                                 NUMBER

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - December 31, 1996
                           and September 30, 1996                                                        3

                           Consolidated Statements of Operations for the quarters
                           ended December 31, 1996 and December 31, 1995                                 4

                           Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 1996 and December 31, 1995                                 5

                           Notes to Consolidated Financial Statements                                    6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       7 - 10


PART II           OTHER INFORMATION

                  Items 1-6                                                                             11


SIGNATURES                                                                                              12



                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets




                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                  1996              1996
                                                             -------------     ------------
                                                               (UNAUDITED)       (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                   $     78,222    $    237,684
   Accounts receivable, less allowance for doubtful accounts
       of $972,540 and $1,021,856                                 4,741,510       4,187,394
   Inventory                                                        412,393         407,617
   Deferred taxes                                                   197,056         197,056
   Prepaid expenses and other current assets                        607,365         441,384
                                                               ------------    ------------
Total current assets                                              6,036,546       5,471,135


Property and equipment less accumulated depreciation of
   $2,208,749 and $2,025,970                                      3,362,029       3,300,048
Deferred taxes                                                    1,030,126         855,126
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,317,264 and
   $1,210,569                                                     5,842,892       5,828,963
Other assets                                                        277,799         277,422
                                                               ------------    ------------

Total Assets                                                   $ 16,549,392    $ 15,732,694
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                           $    990,759    $    913,749
   Accounts payable                                               1,490,393       1,391,858
   Accrued salaries and payroll taxes                               484,539         750,745
                                                                               ------------
   Other accrued liabilities                                        397,524         394,635
                                                               ------------    ------------
Total current liabilities                                         3,363,215       3,450,987

Long-term debt, net of current portion                            5,333,832       4,459,484
                                                               ------------    ------------
Total Liabilities                                                 8,697,047       7,910,471
                                                               ------------    ------------

Commitments and contingencies
                                                                          0               0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
                                                                          0               0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,807,807 shares                      240,390         240,390
   Paid-in capital                                               13,732,393      13,732,393
   Accumulated deficit                                           (6,120,438)     (6,150,560)
                                                               ------------    ------------
Total Stockholders' Equity                                        7,852,345       7,822,223
                                                               ------------    ------------

Total Liabilities and Stockholders' Equity                     $ 16,549,392    $ 15,732,694
                                                               ============    ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)



                                             Three Months Ended December 31,
                                                   1996            1995
                                               ------------    -----------

Revenues                                        $ 6,487,908    $ 5,160,284
Operating costs                                   6,130,191      4,652,831
                                                -----------    -----------
Operating margin                                    357,717        507,453

General and administrative expenses                  37,709         18,396
Depreciation and amortization                       289,474        204,556
                                                -----------    -----------
Income (loss) from operations                        30,534        284,501

Other income (expense)
   Interest expense, net of interest income        (166,794)      (151,497)
   Gain (loss) on disposal of equipment                   0          1,327
                                                -----------    -----------
Other income (expense)                             (166,794)      (150,170)

Income (loss) before benefit (provision ) for
   income taxes                                    (136,260)       134,331
Benefit (provision )for income taxes                166,382             --
                                                -----------    -----------

Net income (loss)                               $    30,122    $   134,331
                                                ===========    ===========

Net income (loss) per common and common
   equivalent share                             $       .01    $       .04
                                                ===========    ===========

Weighted average common shares
   outstanding                                    4,807,807      3,709,784
                                                ===========    ===========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Cash Flows

                                   (unaudited)




                                                        Three Months Ended December 31,
                                                            1996             1995
                                                        ------------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                        $    30,122    $   134,331
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment
                                                                   0         (1,327)
      Provision for losses on accounts receivable            130,720        154,309
      Depreciation and amortization                          289,474        204,556
      Deferred Taxes                                        (175,000)             0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               (684,836)      (652,938)
   (Increase) decrease in inventory                           (4,776)             0
   (Increase) decrease in prepaid expenses and other
      current assets                                        (165,981)       (49,861)
   Increase (decrease) in accounts payable and accrued
      expenses                                              (164,782)      (756,834)
                                                         -----------    -----------


Cash provided by (used in) operating activities             (745,059)      (967,764)
                                                         -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                         (135,519)       (89,063)
Acquisitions of goodwill                                     (20,718)       (40,560)
(Increase) decrease in other assets                             (377)         2,129
                                                         -----------    -----------

Cash provided by (used in) investing activities             (156,614)      (127,494)
                                                         -----------    -----------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions                       0      1,214,992
Increase in long-term debt                                 2,800,160              0
Payments on long-term debt                                (2,057,949)      (196,247)
                                                         -----------    -----------

Cash provided by (used in) financing activities              742,211      1,018,745
                                                         -----------    -----------

Increase (decrease) in cash and cash equivalents            (159,462)       (76,513)
Cash and cash equivalents at beginning of period             237,684         76,513
                                                         -----------    -----------

Cash and cash equivalents at end of period               $    78,222    $         0
                                                         ===========    ===========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 30 medical centers, operating as Doctor's Care (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.


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

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. The management agreement between UCI-SC and the P.A. conveys to the Company perpetual, unilateral control over the assets and operations of the P.A. Control is perpetual rather than temporary because of (i) the length of the term of the agreement, (ii) the continuing investment of capital by the Company, (iii) the employment of all of the non-physician personnel by UCI-SC and (iv) the nature of the services provided to the P.A. by UCI-SC.

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

Results of Operations

Revenues of $6,488,000 for the quarter ending December 31, 1996 reflect an increase of 26% from those of the quarter ending December 31, 1995.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 26 to 30. This expansion included Columbia's Doctor's Care-Wateree added in June 1996; Beaufort's Doctor's Care-Port Royal added in July 1996; Greenville's Doctor's Care-Simpsonville added in October 1996; and Aiken's Doctor's Care-Aiken added in October 1996. Of the $1,328,000 in revenue growth from the first quarter of fiscal 1996 to the first quarter of fiscal 1997, approximately $516,000 was from the four locations opened after December 31, 1995.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina. The Company now acts as primary care provider for four HMOs, including Companion and is the primary care "gatekeeper" for more than 19,000 capitated lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue grew from approximately $512,000 in the first quarter of fiscal 1996 to approximately $705,000 in the first quarter of fiscal 1997.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 10% of the Company's net revenue in fiscal 1996 and in the first quarter of fiscal 1997.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Increased revenues also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company, wherein the Company acts as the primary care provider for injured workers of firms insured through Companion Property and Casualty Insurance Company. Companion Property and Casualty Insurance Company is wholly owned by Blue Cross Blue Shield of South Carolina and is a primary shareholder of the Company.

Patient encounters increased to 96,000 in the first quarter of fiscal 1997 from 79,000 in the first quarter of fiscal 1996.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the quarter, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of our competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $358,000 was earned during the first quarter of fiscal 1997 as compared to $507,000 realized for the first quarter of fiscal 1996.

Management believes that this margin deterioration is mainly the result of some start-up costs being absorbed for the locations added since December 1995. Additionally, patient visits did not meet budget for the first quarter of fiscal 1997, possibly due to the competition factors discussed above. Management does not currently believe that this negative trend is indicative of the results that may be expected for the fiscal year 1997.

Depreciation and amortization expense increased to $289,000 in the first quarter of fiscal 1997, up from $205,000 in the first quarter of fiscal 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices as noted above. Interest expense increased from $151,000 in the first quarter of fiscal 1996 to $167,000 in the first quarter of fiscal 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers.

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for the first quarter of fiscal 1997 by $175,000. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

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

Financial Condition at December 31, 1996

Cash and cash equivalents decreased by $160,000 during the quarter ended December 31, 1996 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 13% during the quarter, reflecting the addition of the Simpsonville and Aiken centers in October 1996 and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the four practices since December 31, 1995 was offset by the amortization recorded.

Long-term debt increased from $4,459,000 at September 30, 1996 to $5,334,000 at December 31, 1996 primarily as a result of indebtedness incurred in capital leases for Center upfits, and in the utilization of an operating line of credit. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Overall, the Company's current assets exceeded its current liabilities at December 31, 1996 by $2,673,000.

Liquidity and Capital Resources

The Company requires capital principally to fund growth (acquire new centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to Companion HealthCare Corporation and Companion Property & Casualty Insurance Company), internally generated funds and credit extended by suppliers.

Operating activities used $745,000 of cash during the first quarter of fiscal 1997. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $157,000 of cash during the quarter as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1997.

The Company entered into a long-term debt agreement with its primary lender in November 1996 for a $3,000,000 line of credit bearing interest at an annual rate of prime plus one (1%) percent. Proceeds from this line of credit were used to pay off existing debt of $1,475,000.

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


Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  This item is not applicable.


Item 5            OTHER INFORMATION

                  This item is not applicable.


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  The Company filed a Form 8-K during November 1996, which announced the acquisition of an Aiken, South Carolina medical practice which was opened as Doctor's Care-Aiken.

                  The Company filed a Form 8-K during November 1996, which announced the acquisition of a medical practice near Greenville, South Carolina which was opened as Doctor's Care-Simpsonville.

                  The Financial Data Schedule is included herein as Exhibit 27.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/S/ M.F. MCFARLAND, III, M.D.            /S/ JERRY F. WELLS, JR.
Marion F. McFarland, III, M.D.           Jerry F. Wells, Jr.
President, Chief Executive Officer,      Executive Vice President of Finance and
and Chairman of the Board                Chief Financial Officer




Date:  February 3, 1997