Form 10QSB
period 1997-03-31
UCI MEDICAL AFFILIATES INC
filed 1997-04-17
CIK 737561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      March 31, 1997
                                          -------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:                                to

Commission file number:                                       0-13265

                          UCI MEDICAL AFFILIATES, INC,
        (Exact name of small business issuer as specified in its charter)

              Delaware                               59-2225346
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

                 1901 Main Street, 12th Floor, Mail Code 1105,
                         Columbia, SC 29201 (Address of
                          principal executive offices)

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

       4,807,803 shares of $.05 common stock outstanding at March 31, 1997

   Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX




                                                                                                  PAGE
                                                                                                 NUMBER

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - March 31, 1997
                           and September 30, 1996                                                      3

                           Consolidated Statements of Operations for the quarters and
                           the six months ending March 31, 1997 and March 31, 1996                     4

                           Consolidated Statements of Cash Flows for the six months
                           ending March 31, 1997 and March 31, 1996                                    5

                           Notes to Consolidated Financial Statements                                  6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     7 - 9


PART II           OTHER INFORMATION

                  Items 1-6                                                                           10


SIGNATURES                                                                                            11

                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets




                                                               MARCH 31, 1997   SEPTEMBER 30, 1996
                                                              ----------------  ------------------
                                                                 (UNAUDITED)      (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                   $    168,390    $    237,684

   Accounts receivable, less allowance for doubtful accounts
       of $877,741 and $1,021,856                                 5,182,353       4,187,394

   Inventory                                                        407,379         407,617

   Deferred taxes                                                   197,056         197,056

   Prepaid expenses and other current assets                        585,366         441,384

                                                               ------------    ------------
Total current assets                                              6,540,544       5,471,135


Property and equipment, less accumulated depreciation of
   $2,376,388 and $2,025,970                                      3,440,517       3,300,048

Deferred taxes                                                    1,205,126         855,126

Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,424,175 and $1,210,569          5,741,814       5,828,963

Other assets                                                        274,707         277,422
                                                               ------------    ------------

Total Assets                                                   $ 17,202,708    $ 15,732,694
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                           $    942,472    $    913,749

   Accounts payable                                               1,258,637       1,391,858

   Accrued salaries and payroll taxes                               780,269         750,745

   Other accrued liabilities                                        344,496         394,635
                                                               ------------    ------------
Total current liabilities                                         3,325,874       3,450,987


Long-term debt, net of current portion                            5,832,918       4,459,484

                                                               ------------    ------------
Total Liabilities                                                 9,158,792       7,910,471

                                                               ------------    ------------

Commitments and contingencies                                             0               0


Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                         0               0

   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 4,807,803 and 4,807,807
         shares                                                     240,390         240,390

   Paid-in capital                                               13,732,393      13,732,393
   Accumulated deficit                                           (5,928,867)     (6,150,560)
                                                               ------------    ------------
Total Stockholders' Equity                                        8,043,916       7,822,223
                                                               ------------    ------------

Total Liabilities and Stockholders' Equity                     $ 17,202,708    $ 15,732,694
                                                               ============    ============


                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)



                                                 Three Months Ended March 31,     Six Months Ended March 31,
                                                   1997              1996            1997            1996
                                               -------------    --------------  ------------    --------------
Revenues                                        $  6,714,653    $  5,909,220    $ 13,202,561    $ 11,069,503
Operating costs                                    6,145,402       5,346,241      12,275,634       9,999,069
                                                ------------    ------------    ------------    ------------
Operating margin                                     569,251         562,979         926,927       1,070,434

General and administrative expenses                   52,194          43,841          89,903          62,237
Depreciation and amortization                        296,842         229,258         586,317         433,815
                                                ------------    ------------    ------------    ------------
Income (loss) from operations                        220,215         289,880         250,707         574,382

Other income (expense)
   Interest expense, net of interest income         (189,766)       (137,456)       (356,560)       (288,953)
   Gain (loss) on disposal of equipment               (5,219)            778          (5,219)          2,105
                                                ------------    ------------    ------------    ------------
Other income (expense)                              (194,985)       (136,678)       (361,779)       (286,848)

Income (loss) before benefit (provision )for
   income taxes                                       25,230         153,202        (111,072)        287,534
Benefit (provision )for income taxes                 166,383               0         332,765               0
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $    191,613    $    153,202    $    221,693    $    287,534
                                                ============    ============    ============    ============


Net income (loss) per common equivalent share   $        .04    $        .04    $        .05    $        .07
                                                ============    ============    ============    ============

Weighted average common shares
   outstanding                                     4,807,807       4,154,734       4,807,807       3,932,259
                                                ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Cash Flows

                                   (unaudited)




                                                           Six Months Ended March 31,
                                                                1997          1996
                                                           -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                          $   221,693    $   287,534
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                       5,219         (2,105)
      Provision for losses on accounts receivable              266,080        367,097
      Depreciation and amortization                            586,317        433,815
      Deferred taxes                                          (350,000)             0

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               (1,261,039)    (1,088,157)
   (Increase) decrease in inventories                              238         (2,288)
   (Increase) decrease in prepaid expenses and other
      current assets                                          (143,982)      (145,348)
   Increase (decrease) in accounts payable and accrued
      expenses                                                (153,836)      (654,614)
                                                           -----------    -----------

Cash provided by (used in) operating activities               (829,310)      (804,066)
                                                           -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                           (275,875)      (243,033)
Acquisitions of goodwill                                       (26,551)      (139,450)
(Increase) decrease in other assets                              2,715        (19,286)
                                                           -----------    -----------


Cash provided by (used in) investing activities               (299,711)      (401,769)
                                                           -----------    -----------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions                         0      1,500,492
Net borrowings (payments) under line-of-credit agreement     1,935,396        250,000
Increase in long-term debt                                     280,000              0
Payments on long-term debt                                  (1,155,669)      (447,010)
                                                           -----------    -----------

Cash provided by (used in) financing activities              1,059,727      1,303,482
                                                           -----------    -----------

Increase (decrease) in cash and cash equivalents               (69,294)        97,647
Cash and cash equivalents at beginning of period               237,684         76,513
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $   168,390    $   174,160
                                                           ===========    ===========

                 See Notes to Consolidated Financial Statements

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month or three month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues of $6,715,000 for the quarter ending March 31, 1997 reflect an increase of 14% from those of the quarter ending March 31, 1996.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 26 to 30. This expansion included Columbia's Doctor's Care-Wateree added in June 1996; Beaufort's Doctor's Care-Beaufort added in July 1996; Greenville's Doctor's Care-Simpsonville added in October 1996; and Aiken's Doctor's Care-Aiken added in October 1996. Of the $806,000 in revenue growth from the second quarter of fiscal 1996 to the second quarter of fiscal 1997, approximately $545,000 was from the four locations opened after March 31, 1996.

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

The Company now acts as primary care provider for four HMOs, including
Companion and is the primary care "gatekeeper" for approximately 20,000 capitated lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue grew from approximately $599,000 in the second quarter of fiscal 1996 to approximately $708,000 in the second quarter of fiscal 1997.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenue in the second quarter of fiscal 1997.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Increased revenues also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Additionally, the Company has an agreement with Companion Property and Casualty Insurance Company, wherein the Company acts as the primary care provider for injured workers of firms insured through Companion Property and Casualty Insurance Company. Companion Property and Casualty Insurance Company is wholly owned by Blue Cross Blue Shield of South Carolina and is a primary shareholder of the Company.

Patient encounters increased to 95,000 in the second quarter of fiscal 1997 from 86,000 in the second quarter of fiscal 1996.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the quarter, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owners of our competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $569,000 was earned during the second quarter of fiscal 1997 as compared to an operating margin of $563,000 realized for the second quarter of fiscal 1996. Management believes that lack of improvement in the margin is mainly the result of some start-up costs being absorbed for the locations added since March 1996.

Depreciation and amortization expense increased to $297,000 in the second quarter of fiscal 1997, up from $229,000 in the second quarter of fiscal 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above. Interest expense increased from $137,000 in the second quarter of fiscal 1996 to $190,000 in the second quarter of fiscal 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers.

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for the second quarter of fiscal 1997 by $175,000. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

o The budgets and forecasts that management and the Board of Directors had adopted for the next five fiscal years including plans for expansion.

o      The ability to utilize NOL's prior to their expiration.

o The potential limitation of NOL utilization in the event of a change in ownership.

o The generation of future taxable income in excess of income reported on the consolidated financial statements.

FOR THE SIX MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1996

Revenues of $13,203,000 reflect an increase of 19% from the same period in fiscal 1996 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 191,000 for the six months ended March 31, 1997 from 165,000 for the six months ended March 31, 1996.

FINANCIAL CONDITION AT MARCH 31, 1997

Cash and cash equivalents decreased by $70,000 during the six months ended March 31, 1997 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 24% during the period, reflecting the addition of the new centers and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the four practices noted above was offset by the amortization recorded.

Long-term debt increased from $4,459,000 at September 30, 1996 to $5,833,000 at March 31, 1997 primarily as a result of indebtedness incurred in capital leases for Center upfits, and in the utilization of an operating line of credit. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Overall, the Company's current assets exceeded its current liabilities at March 31, 1997 by $3,215,000.

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

Operating activities used $829,000 of cash during the six months ended March 31, 1997. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $300,000 of cash during the period as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1997.

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




Date:  April 17, 1997