Form 10QSB
period 1997-06-30
UCI MEDICAL AFFILIATES INC
filed 1997-07-18
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      June 30, 1997
                                            ------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from: _______________________ to ____________________

Commission file number:                           0-13265

                          UCI MEDICAL AFFILIATES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       59-2225346
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.( )YES ( ) NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       5,207,803 shares of $.05 common stock outstanding at June 30, 1997

Transitional Small Business Disclosure Format (check one): ( )YES ( X ) NO

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                        Page
                                                                                       Number
PART I    FINANCIAL INFORMATION

          Item 1   Financial Statements

                   Consolidated Balance Sheets - June 30, 1997
                   and September 30, 1996                                                3

                   Consolidated Statements of Operations for the quarters and
                   the nine months ending June 30, 1997 and June 30, 1996                4

                   Consolidated Statements of Cash Flows for the nine months
                   ending June 30, 1997 and June 30, 1996                                5

                   Notes to Consolidated Financial Statements                            6

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              7 - 10


PART II   OTHER INFORMATION

          Items 1-6                                                                  11-12


SIGNATURES                                                                              13

                          UCI Medical Affiliates, Inc.

                           Consolidated Balance Sheets

                                                                     JUNE 30, 1997            SEPTEMBER 30, 1996
                                                                 --------------------     -----------------------
                                                                     (UNAUDITED)                (AUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                      $      119,538          $       237,684
   Accounts receivable, less allowance for doubtful accounts
       of $643,928 and $1,021,856                                      5,743,707                4,187,394
   Inventory                                                             379,647                  407,617
   Deferred taxes                                                        197,056                  197,056
   Prepaid expenses and other current assets                             445,636                  441,384
                                                                 --------------------     -----------------------
Total current assets                                                   6,885,584                5,471,135

Property and equipment, less accumulated depreciation of
   $2,498,339 and $2,025,970                                           3,433,218                3,300,048
Deferred taxes                                                         1,380,126                  855,126
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,532,644 and
   $1,210,569                                                          5,720,394                5,828,963
Other assets                                                             268,908                  277,422
                                                                 --------------------     -----------------------

Total Assets                                                        $ 17,688,230            $  15,732,694
                                                                 ====================     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                              $      854,903           $      913,749
   Accounts payable                                                    1,627,827                1,391,858
   Accrued salaries and payroll taxes                                    452,995                  750,745
   Other accrued liabilities                                             330,679                  394,635
                                                                 --------------------     -----------------------
Total current liabilities                                              3,266,404                3,450,987

Long-term debt, net of current portion                                 5,659,476                4,459,484
                                                                 --------------------     -----------------------
Total Liabilities                                                      8,925,880                7,910,471
                                                                 --------------------     -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                              0                        0

   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 5,207,803 and 4,807,807
         shares                                                          260,390                  240,390
   Paid-in capital                                                    14,312,393               13,732,393
   Accumulated deficit                                               (5,810,433)               (6,150,560)
                                                                 --------------------     -----------------------
Total Stockholders' Equity                                             8,762,350                7,822,223
                                                                 --------------------     -----------------------

Total Liabilities and Stockholders' Equity                          $ 17,688,230            $  15,732,694
                                                                 ====================     =======================

                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                        Three Months Ended June 30,               Nine Months Ended June 30,
                                                    ------------------------------------     -------------------------------------
                                                         1997                1996                  1997                1996
                                                    ---------------     ----------------     -----------------    ----------------
Revenues                                              $7,097,114          $5,934,079           $20,299,676          $17,003,582
Operating costs                                        6,600,665           5,519,769            18,876,302           15,513,107
                                                    ---------------     ----------------     -----------------    ----------------
Operating margin                                         496,449             414,310             1,423,374            1,490,475

General and administrative expenses                       37,978              28,126               127,881               90,364
Depreciation and amortization                            306,055             254,005               892,372              687,819
                                                    ---------------     ----------------     -----------------    ----------------
Income (loss) from operations                            152,416             132,179               403,121              712,292

Other income (expense)
   Interest expense, net of interest income             (214,392)           (138,374)             (570,951)            (427,327)
   Gain (loss) on disposal of equipment                   14,028                   0                 8,809                2,105

                                                    ---------------     ----------------     -----------------    ----------------
Other income (expense)                                  (200,364)           (138,374)             (562,142)            (425,222)

Income (loss) before benefit (provision )for
   income taxes                                          (47,948)             (6,195)             (159,021)             287,070
Benefit (provision )for income taxes                     166,383             167,325               499,148              161,594
                                                    ---------------     ----------------     -----------------    ----------------
Net income (loss)                                    $   118,435          $  161,130           $   340,127         $    448,664
                                                    ===============     ================     =================    ================
Net Income (loss) per common equivalent share       $        .02          $      .04           $       .07         $        .11
                                                    ===============     ================     =================    ================
Weighted average common shares
   outstanding                                         4,842,968           4,504,274             4,819,527            4,121,683
                                                    ===============     ================     =================    ================

                 See Notes to Consolidated Financial Statements.

                          UCI Medical Affiliates, Inc.

                      Consolidated Statements of Cash Flows

                                   (unaudited)


                                                                      Nine Months Ended June 30,
                                                                ----------------------------------------
                                                                      1997                  1996
                                                                ------------------    ------------------
OPERATING ACTIVITIES:
Net income (loss)                                               $     340,127         $     448,664
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                             (8,809)               (2,105)
      Provision for losses on accounts receivable                     522,601               482,068
      Depreciation and amortization                                   892,372               687,819
      Deferred taxes                                                 (525,000)             (175,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      (2,078,914)           (1,834,528)
   (Increase) decrease in inventories                                  27,970                (2,288)
   (Increase) decrease in prepaid expenses and other
      current assets                                                   (4,252)             (118,836)
   Increase (decrease) in accounts payable and accrued
      expenses                                                       (125,737)             (690,574)
                                                                                      ------------------
                                                                ------------------

Cash provided by (used in) operating activities                      (959,642)           (1,204,780)
                                                                ------------------    ------------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (478,274)             (286,464)
Acquisitions of goodwill                                              (26,551)             (200,375)
(Increase) decrease in other assets                                     8,511                (8,245)
                                                                ------------------    ------------------


Cash provided by (used in) investing activities                      (496,314)             (495,084)
                                                                ------------------    ------------------

FINANCING ACTIVITIES:
Issuance of common stock, net of redemptions                          600,000             2,090,490
Net borrowings (payments) under line-of-credit agreement            1,877,260               250,000
Increase in long-term debt                                            280,000                    95

Payments on long-term debt                                         (1,419,450)             (717,234)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                     1,337,810             1,623,351
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                     (118,146)              (76,513)
Cash and cash equivalents at beginning of period                      237,684                76,513
                                                                ------------------    ------------------

Cash and cash equivalents at end of period                        $   119,538           $         0
                                                                ==================    ==================

                 See Notes to Consolidated Financial Statements

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month or three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of SC, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for the medical centers which operate as Doctor's Care, Doctor's Surgical Group or Doctor's Orthopedic Group (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. This compensation is recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.


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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. As of June 30, 1997 and June 30, 1996, the Company employed 76 and 69 providers, respectively.

Results of Operations
For the Three Months Ended June 30, 1997 as Compared to the Three Months Ended June 30, 1996

Revenues of $7,097,000 for the quarter ending June 30, 1997 reflect an increase of twenty (20%) percent from those of the quarter ending June 30, 1996.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 27 to 30. This expansion included Beaufort's Doctor's Care-Beaufort added in July 1996; Greenville's Doctor's Care-Simpsonville added in October 1996; and Aiken's Doctor's Care-Aiken added in October 1996. Of the $1,163,000 in revenue growth from the third quarter of fiscal 1996 to the third quarter of fiscal 1997, approximately $226,000 was from the three locations opened after June 30, 1996.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina in 1994. The Company now acts as primary care "gatekeeper" for approximately 20,000 lives for four HMOs, including Companion. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue grew from approximately $580,000 in the third quarter of fiscal 1996 to approximately $859,000 in the third quarter of fiscal 1997.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 12% of the Company's net revenue in the third quarter of fiscal 1997.

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

Patient encounters increased to 96,000 in the third quarter of fiscal 1997 from 85,000 in the third quarter of fiscal 1996.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the quarter, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owners of our competition are believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $496,000 was earned during the third quarter of fiscal 1997 as compared to an operating margin of $414,000 realized for the third quarter of fiscal 1996. Management believes that lack of improvement in the margin is mainly the result of some start-up costs being absorbed for the locations added since June 1996.

Depreciation and amortization expense increased to $306,000 in the third quarter of fiscal 1997, up from $254,000 in the third quarter of fiscal 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above. Interest expense increased from $138,000 in the third quarter of fiscal 1996 to $214,000 in the third quarter of fiscal 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers and as a result of the usage of the Company line of credit for operating expenses.

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for the third quarter of fiscal 1997 by $175,000. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

(bullet) The budgets and forecasts that management and the Board of Directors had adopted for the next five fiscal years including plans for expansion.

(bullet) The ability to utilize NOL's prior to their expansion.

(bullet) The potential limitation of NOL utilization in the event of a change in ownership.

(bullet) The generation of future taxable income in excess of income reported on the consolidated financial statements.

For the Nine Months Ended June 30, 1997 as Compared to the Nine Months Ended June 30, 1996

Revenues of $20,300,000 reflect an increase of nineteen (19%) percent from the same period in fiscal 1996 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 287,000 for the nine months ended June 30, 1997 from 250,000 for the nine months ended June 30, 1996.

Financial Condition at June 30, 1997

Cash and cash equivalents decreased by $118,000 during the nine months ended June 30, 1997 as detailed on page 5 of this report. Cash was utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 37% during the period, reflecting the addition of centers and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the four practices noted above was offset by the amortization recorded.

Long-term debt increased from $4,459,000 at September 30, 1996 to $5,659,000 at June 30, 1997 primarily as a result of indebtedness incurred in capital leases for Center upfits, and in the utilization of an operating line of credit. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Overall, the Company's current assets exceeded its current liabilities at June 30, 1997 by $3,620,000.

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

Operating activities used $960,000 of cash during the nine months ended June 30, 1997. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $496,000 of cash during the nine months as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1997.

On June 23, 1997, the Company, through a private placement, issued 400,000 shares of common stock at $1.50 per share to Companion Property and Casualty Insurance Company and received $600,000 in cash.

The Company entered into a long-term debt agreement with its primary lender in November 1996 for a $3,000,000 line of credit bearing interest at an annual rate of prime plus one (1%) percent. Proceeds from this line of credit were used to pay off existing debt of $1,475,000. Additionally, the Company executed a $280,000 loan with a commercial lender bearing interest at an annual rate of prime plus one (1%) percent, secured by real estate, the proceeds of which were available for working capital needs.

Subsequent Events

In July of 1997, the Company entered into a binding agreement to purchase a seven provider, three location primary care practice in Columbia, South Carolina for $2,271,250 to be effective August 1, 1997.

                                     PART II

                                OTHER INFORMATION



Item 1            LEGAL PROCEEDINGS

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.


Item 2            CHANGES IN SECURITIES

                  On June 23, 1997, the Company, through a private placement, issued 400,000 shares of common stock at $1.50 per share to Companion Property and Casualty Insurance Company and received $600,000 in cash. There were no discounts or commissions paid as part of this transaction. These securities were issued pursuant to Regulation D, Section 506 of the Securities and Exchange Act.

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  This item is not applicable.


Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 21, 1997, the annual meeting of the shareholders of the Company was held and the following actions were taken:

                  The shares of Common Stock represented at the meeting were voted to re-elect M.F. McFarland, III, M.D. and Charles M. Potok to the Board of Directors for terms expiring in 2000, as follows:

                                                Number                 Withhold
                                                Voting       For       Approval
                                             ----------- ------------ ----------

                  M.F. McFarland, III, M.D.   3,572,211   3,570,980     1,231
                  Charles M. Potok            3,572,211   3,571,032     1,179


                  Five other Directors, Harold H. Adams, Jr., Charles P. Cannon, Thomas G. Faulds, Russell J. Froneberger, and Ashby Jordan, M.D. whose terms expire in 1999, 1998, 1999, 1998 and 1998, respectively, continued to serve as elected.

                  The shares of Common Stock represented at the meeting were voted to ratify the appointment of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ended September 30, 1997, as follows:


                     Number
                     Voting             For           Against          Abstain
                  ------------     ------------     -----------      -----------
                   3,572,211         3,571,252          866               93

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


UCI Medical Affiliates, Inc.
        (Registrant)



/S/ M.F. MCFARLAND, III, M.D.            /S/ JERRY F. WELLS, JR.
Marion F. McFarland, III, M.D.           Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,      Executive Vice President of Finance and
and Chairman of the Board                Chief Financial Officer



Date:  July 17, 1997