Form 10KSB40
period 1997-09-30
UCI MEDICAL AFFILIATES INC
filed 1997-12-23
CIK 737561

FORM 10-KSB
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

Commission File Number:  0-13265

                           UCI MEDICAL AFFILIATES, INC.
          (Name of Small Business Issuer in its charter)

   Delaware                                                       59-2225346
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

1901 Main Street,  Suite 1200,  Mail Code 1105,  Columbia,  SC      29201
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (803) 252-3661
Securities registered pursuant to Section 12(b) of the Act:             None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.05 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The registrant's revenue for the year ended September 30, 1997, the registrant's most recent year end, was $27,924,772.

     The aggregate market value of voting stock held by nonaffiliates of the registrant on December 5, 1997, is approximately $5,801,885.*

     The number of shares outstanding of the registrant's common stock, $.05 par value, was 5,744,965 at September 30, 1997.

     Transitional Small Business Disclosure Format (check one): Yes No X

                                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement to be furnished in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this form.

* Calculated by excluding all shares held by officers, directors and controlling
shareholder  of  registrant   without   conceding  that  all  such  persons  are
"affiliates" of registrant for purposes of the federal securities laws.

             Total number of pages, including the cover page, is 51. Exhibit Index is on page 51.

                          UCI MEDICAL AFFILIATES, INC.

                              INDEX TO FORM 10-KSB

                                                                       PAGE
         PART I

Item 1   Description of Business
 ................................................................          3

Item 2   Description of Property
 ................................................................          8

Item 3   Legal Proceedings
 ...............................................................           8

Item 4   Submission of Matters to a Vote of Security Holders...           8

         PART II

Item 5   Market Common Equity and
         Related Stockholder Matters
 ...............................................................           9

Item 6   Selected Financial Data
 ...............................................................          10

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations
 ...............................................................          11

Item 8   Financial Statements .................................          17

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure................          17

         PART III

Item 10  Directors, Executive Officers, Promotions and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act..........................................          18

Item 11  Executive Compensation................................          19

Item 12  Security Ownership of Certain Beneficial Owners
         and Management........................................          21

Item 13  Certain Relationships and Related Transactions  ......          23

Item 14  Exhibits List and Reports on Form 8-K  ...............          25

                                     PART I


Item 1.  Description of Business

Introduction

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, PA (the "P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. As of the date of this filing, UCI-SC provides non-medical management and administrative functions for 40 medical clinics (29 operating as Doctor's Care, one as Doctor's Surgical Group, one as Doctor's Orthopedic Group, four as Progressive Physical Therapy Services and five Family Practice offices operating under different names) [collectively, the "Centers"]. All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the Centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. All medical service revenue is recorded in the accompanying financial statements as revenue and all expenses (including those of the P.A.) are consolidated. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management's agreements between the entities. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1997, the Company has shown a substantial increase in revenues and in medical centers under management. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

General

UCI-SC provides nonmedical management and administrative services for freestanding medical centers. The Company as of December 1997 operates a network of medical centers consisting of 40 freestanding Centers located throughout South Carolina.

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

     In November 1997 the Emerging Issue Task Force (EITF)finalized EITF 97-2 which provides guidance on consolidation of physician practices and enhances related disclosures of physician practice management companies. This EITF 97-2 is effective for fiscal years ending after December 15, 1998. The Company is in the process of evaluating any potential effect on its reporting format.


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

The Company's Centers are broadly distributed throughout the state of South Carolina. There are twenty-two primary care Centers in the Columbia region, five in the Charleston region, five in the Myrtle Beach region, two in the Aiken region, and six in the Greenville-Spartanburg region.

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

Medical Services Provided at the Centers

The Company's Centers offer out-patient medical care, without appointment, for treatment of acute and episodic medical problems. The Centers provide a broad range of medical services which would generally be classified as within the scope of family practice and occupational medicine. The medical services are provided by licensed physicians, nurses and auxiliary support personnel. The services provided at the Centers include, but are not limited to the following:

     Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia and other conditions typically treated by primary care providers;

     Treatment of injuries, such as simple fractures, dislocations, sprains, bruises and cuts;

     Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;

     Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, urinalysis and various cultures; and

     Occupational and industrial medical services, including drug testing, workers' compensation and physical examinations.

At any of the Centers, a patient with a life-threatening condition would be evaluated by the physician, stabilized and immediately referred to a nearby hospital.

Patient Charges and Payments

The fees charged to a patient are determined by the nature of medical services rendered. Management of the Company believes that the charges at its Centers are significantly lower than the charges of hospital emergency departments and are generally competitive with the charges of local physicians and other providers in the area.

The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross/Blue Shield, Workers' Compensation and other private insurance). Private pay billings represent the most significant source of revenues. The Company also provides services for members of the four largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HealthSource South Carolina, Inc., Physician's Health Plan, and Maxicare.

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

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts which typically are automatically renewed on an annual basis, the P.A.'s physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenue in fiscal 1997.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. No capitation contracts currently in place have been determined to be insufficient to cover related costs of treatment. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

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

Competition and Marketing

All of the Company's Centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices and other competing freestanding medical centers. Some of these providers have financial resources which are greater than those of the Company. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than Centers such as those operated by the Company. The Company's Centers compete on the basis of accessibility, including evening and weekend hours, a no-appointment policy, the attractiveness of its state-wide network to large employers and third party payors, and on a basis of a competitive fee schedule. In an effort to offset the competition's community recognition, the Company has substantially increased its marketing efforts. Regional marketing representatives have been added, focused promotional material has been developed and a newsletter for employers promoting the Company's activities has been initiated. Additionally, the Company has created a Family Practice Division to attract those patients who desire to visit the more traditional type doctor's office - by appointment.

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

Approximately five (5%) percent of the revenues of the Company is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third-party payors for health care services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities.

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

Significant prohibitions against physician referrals were enacted by the U.S. Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician or a member of his immediate family is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While the Company believes it is in compliance with such legislation, future regulations could require the Company to modify the form of its relationships with physician groups. Some states have also enacted similar self-referral laws and the Company believes it is likely that more states will follow. The Company believes that its practices fit within exemptions contained in such statutes. Nevertheless, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's relationships with physician groups to comply with new or revised state statutes.

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

Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by the Company could possibly be characterized by some states as the business of insurance. The Company, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. There can be no assurance that regulators of the states in which the Company may operate would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that it is in compliance with these laws in the state in which it currently does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in South Carolina or the states in which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Employees

     As of September 30, 1997 and 1996, the Company had 480 and 429 employees, respectively (384 and 330, respectively, on a full-time equivalent basis).

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 1 (Description of Business) and PART II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-KSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's cost of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2.  Description of Properties

All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One (1) Center is leased from an entity affiliated with the Company's Chairman. Six (6) Centers are leased from Companion HealthCare Corporation and one (1) Center is leased from Companion Property and Casualty Insurance Company, principal shareholders of the Company. Ten (10) of the Centers are leased from physician employees of the P.A. See additional information regarding these leases at Item 13, "Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq SmallCap Market under the symbol UCIA. The prices set forth below indicate the high and low bid prices.

                                                                Bid Price

           Fiscal Year ended September 30, 1997              High        Low

           1st quarter (10/01/96 - 12/31/96)              3-3/8        2-3/8
           2nd quarter (01/01/97 - 03/31/97)              3-3/8        2-1/2
           3rd quarter (04/01/97 - 06/30/97)              2-11/16      1-11/16
           4th quarter (07/01/97 - 09/30/97)              2-3/4        1-5/16


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

As of September 30, 1997, there were 652 stockholders of record of the Company's common stock, excluding individual participants in security position listings.

The Company has not paid cash dividends on its common stock since inception and has no plans to declare cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's fiscal year ended September 30, 1997, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as a transaction, not involving a general solicitation in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

On August 1, 1997, the Company issued 253,648 shares of its common stock to Dr. Stephen F. Serbin, 253,648 shares of its common stock to Dr. Peter J. Stahl and 10,353 shares of its common stock to Dr. Sharon Silverman as consideration in connection with the merger of the medical practice of Doctors Serbin, Stahl, and Silverman with UCI-SC.

On September 9, 1997, the Company issued 19,513 shares of its common stock to Dr. Leif M. Adams as part of the purchase price in connection with the Company's acquisition of substantially all of the assets of the medical practice of Dr. Adams.

Item 6.  Selected Financial Data  (In thousands, except per share data)

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                          STATEMENT OF OPERATIONS DATA
-----------------------------------------------------------------------------


                                                                 For the year ended September 30,
                                            ---------------------------------------------------------------------
                                               1997           1996           1995          1994          1993
                                            -----------     ---------     -----------    ----------    ----------

Revenues                                    $27,925          $23,254      $17,987          $12,540        $9,799
Income (loss) before extraordinary items        (84)             466       (1,360)             644           268
Net income (loss)                               (84)             466       (1,360)             644           407
Net income (loss) per share1                   (.02)             .11         (.43)             .28           .21
Weighted average number of shares
   outstanding1                               5,005            4,294        3,137            2,324         1,971



                                                BALANCE SHEET DATA
--------------------------------------------------------------------------------------------------------------------

                                                                          At September 30,
                                               ---------------------------------------------------------------------
                                                 1997            1996           1995           1994         1993
                                               ----------     -----------    -----------     ---------    ----------

Working capital                                 $  2,921         $ 2,020     $   (383)         $  763     $ (845)
Premises & equipment, net                          4,003           3,300        2,795           1,098         487
Total assets                                      20,864          15,733       10,216           6,674       2,940
Long-term debt                                     7,939           5,373        4,366           2,838         667
Stockholders' equity                               9,488           7,822        3,253           2,603         457

1 The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. As of September 30, 1997 and 1996, the Company employed 84 and 72 providers, respectively.

Results of Operations for the Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

For fiscal year 1997, revenues of $27,925,000 reflect an increase of 20% from the amount reported for fiscal year 1996. The following reflects revenue trends from fiscal year 1993 through fiscal year 1997:

                                        For the year ended September 30, (in thousands)
                             ----------------------------------------------------------------------
                                1997           1996           1995          1994           1993
                             -----------    -----------    -----------    ----------     ----------

     Revenues                   $27,925        $23,254     $17,987          $12,540         $9,799
     Operating Costs             26,466         21,525      18,180           11,881          9,133
     Operating Margin             1,458          1,729        (193)             660            666



The increase in revenue for fiscal year 1997 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers in South Carolina from 29 to 33 (as of September 30, 1997). The expansion included the net addition of three Centers to the cluster in Columbia (bringing the total to 18) and one Center in Greenville (bringing the total to six in this region). Myrtle Beach has four (4) locations and the Charleston area has the remaining five (5) sites. The revenue from the new locations added in fiscal year 1997 and from the full year of operations of the locations added in fiscal year 1996 represented the most significant portion of the revenue growth. Of the $4,671,000 in revenue growth, approximately $876,000 was from the four locations opened in fiscal year 1997 and approximately $2,462,000 was the result of having the four locations opened during fiscal year 1996 operating for all of fiscal 1997.

The above additions were net of two centers in the Columbia area and one center in the Myrtle Beach area that were closed during fiscal year 1997. Each of these centers were start-ups versus acquisitions and, therefore, had no related intangible assets recorded and each had not proven to be profitable in a reasonable period of time. The three centers closed had costs of $253,000 in total that exceeded their revenues during fiscal 1997 prior to being closed.

The remainder of the revenue growth in fiscal year 1997 (approximately $1,333,000) was the result of "same center" growth in patient visits and charges. This represents an average growth of approximately seven (7%) percent in revenue at these established centers.

The Company, in fiscal year 1997, increased its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 20,000 capitated lives in fiscal year 1997 compared to 18,000 in fiscal year 1996 and 11,000 is fiscal year 1995. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for this possibility. Capitated revenue grew from approximately $2,400,000 for fiscal 1996 to $3,100,000 ($700,000 of the $4,671,000 in total revenue growth) in fiscal year 1997.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenue in fiscal year 1997 compared to 10% in fiscal year 1996 and 8% in fiscal year 1995.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Increased revenues in fiscal year 1997 also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of the Company. See additional related information at Item 13, "Certain Relationships and Related Transactions".

Patient encounters increased to 393,000 in fiscal year 1997, from 338,000 in fiscal year 1996.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the year, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of the Company's competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $1,458,000 was realized in fiscal year 1997 as compared to an operating margin of $1,729,000 in fiscal year 1996. This margin deterioration was primarily the result of the increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. The following table breaks out the Company's revenue and patient visits by revenue source for fiscal year 1997:

                                     Percent (%) of            Percent (%) of
          Payor                      Patient Visits               Revenue
----------------------------       -------------------        -----------------

Patient Pay                                24%                       24%
Employer Paid                              15%                       11%
HMO                                        10%                       11%
Workers Compensation                       10%                       14%
Medicare/Medicaid                          12%                        7%
Managed Care Insurance                     24%                       28%
Other                                       5%                        5%

As managed care plans attempt to cut costs, they typically increase the administrative burden of providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients covered by a managed care plan versus a traditional indemnity plan continues to grow.
Management expects this trend to continue.

The operating margin deterioration was also contributed to by the high costs of the three centers closed during fiscal 1997. Costs exceeded revenues by $253,000 at these three centers during the fiscal year 1997.

Depreciation and amortization expense increased to $1,250,000 in fiscal year 1997, up from $961,000 in fiscal year 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Greenville and Columbia. Net interest expense increased from $583,000 in fiscal year 1996 to $813,000 in fiscal year 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, and debt associated with the acquisitions noted above.

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

Financial Condition at September 30, 1997

The Company grew significantly during the year ended September 30, 1997.

Cash and cash equivalents decreased from $238,000 at September 30, 1996 to $15,000 at September 30, 1997. Cash was used mainly for acquisitions of equipment and practice intangibles.

Accounts receivable increased from $4,187,000 at September 30, 1996 to $5,944,000 at September 30, 1997. This was attributable to the net growth of four additional primary care Centers and the overall growth in patient visits to existing Centers. This growth was expected and management does not believe that there has been a decline in the collectibility of accounts receivable.

The increase in property and equipment is attributable to the equipment needs of new Centers and to the up-grading of equipment at established Centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $7,802,000 at September 30, 1997 compared to $5,829,000 at the end of the previous fiscal year and reflects the medical practices acquired.

The growth in accounts payable ($1,392,000 at September 30, 1996 to $2,040,000 at September 30, 1997) and in accrued salaries ($751,000 at September 30, 1996 to $959,000 at September 30, 1997) is attributable to the overall growth in the Company in terms of the number of centers and employees. Long-term debt increased from $4,459,000 to $6,920,000 primarily as a result of indebtedness incurred in capital leases for Center upfits, in the utilization of an operating line of credit, and as part of practice acquisitions. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

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

The Company has a $3,000,000 bank line of credit with an outstanding indebtedness of $2,906,000 at September 30, 1997. The line of credit bears interest of prime plus 1% with a maturity of December 1997. (Prime rate is 8.5% as of September 30, 1997.) In December 1997, the Company renewed the line of credit with an interest rate of prime plus 1% which would mature in December 1998. The line of credit is used to fund the working capital needs of the Company's expansion.

Operating activities used $461,000 of cash during fiscal year 1997, compared with $1,197,000 used during fiscal year 1996. The increased utilization of cash for the increase of accounts receivable resulting from the growth in the number of Centers and in the number of patient visits was offset by an increase in accounts payable.

Investing activities used $808,000 of cash during fiscal year 1997 compared with $693,000 in fiscal year 1996 as a result of continued expansion activity. Continued growth is anticipated during fiscal year 1998. (See "Subsequent Events" for a description of acquisition activity in the first quarter of fiscal year 1998.)

The Company received $600,000 in cash during fiscal year 1997 resulting from private placements of stock with CP&C which was used in part to manage the Company's rapid growth. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company. (See "Subsequent Events" for a description of $1,500,000 in funding received by the Company in the first quarter of fiscal year 1998.)

     Overall, the Company's current assets exceeded its current liabilities at September 30, 1997 by $2,921,000 and by $2,020,000 at September 30, 1996.

The Company has a plan in place to ensure that the critical computer systems that support the Company's business will be year 2000 compatible.

     Results of Operations and Balance Sheet Analysis for Fiscal Year 1996 Compared to Fiscal Year 1995

Total revenues for fiscal year 1996 increased by 29% to $23,254,000 from $17,987,000 for fiscal year 1995. The Company expanded from 25 to 29 Centers during fiscal year 1996.

The Company, in fiscal year 1996, increased its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's Centers or providers as their primary care provider. The Company participated in four HMOs during fiscal 1996 and was the primary care "gatekeeper" for more than 18,000 capitated lives.

Patient encounters increased to 393,000 in fiscal year 1996 from 283,000 in fiscal year 1995.

An operating margin of $1,729,000 was realized in fiscal 1996 as compared to an operating loss of $193,000 in fiscal year 1995. This improvement was attributed to cost cutting measures put into place in the third quarter of fiscal year 1995 which focused on personnel costs.

Depreciation and amortization expense increased to $961,000 in fiscal year 1996, up from $579,000 in fiscal year 1995. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Greenville and Columbia. Net interest expense increased from $505,000 in fiscal year 1995 to $583,000 in fiscal year 1996 primarily as a result of the interest costs associated with the indebtedness incurred in leasehold improvements and the operating line of credit the Company had with its primary bank.

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

Cash and cash equivalents increased from $77,000 at September 30, 1995 to $238,000 at September 30, 1996. Cash was provided mainly via the sale of stock and the increase in debt.

Accounts receivable increased from $2,343,000 at September 30, 1995 to $4,187,000 at September 30, 1996. This was attributable to the opening of four additional primary care Centers and the overall growth in patient visits to existing Centers.

The increase in property and equipment during fiscal year 1996 is attributable to the equipment needs of new centers and the upgrading of equipment at established centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $5,829,000 at September 30, 1996 compared to $3,578,000 at the end of the previous fiscal year and reflects the medical practices acquired.

The current portion of debt decreased in fiscal year 1996 to $914,000 from $1,245,000 at the end of fiscal year 1995. This reduction was mainly due to the refinancing of the Line of Credit to a long-term maturity. Long-term debt increased from $3,121,000 to $4,459,000 primarily as a result of indebtedness incurred in capital leases for Center upfits and in the utilization of an operating Line of Credit.

Overall, the Company's current assets exceeded its current liabilities at September 30, 1996 by $2,020,000.

Release of Operations for the Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996:

The following summarizes the fiscal 1997 fourth quarter results of operations as compared to the prior year:

                                          For the Three Months Ended
                               ------------------------------------------------
                                   September 30, 1997        September 30, 1996
                                        (in 000's)                (in 000's)
                               ----------------------    ----------------------

       Revenues                      $   7,625                 $   6,250
       Operating Costs                   7,590                     6,012
       Operating Margin                     35                       238

       G&A Expenses                         25                        59
       Depreciation & Amortization         358                       273
       Interest Expense, net               242                       156
       Benefit for Income Taxes            167                       266
       Net Income (loss)                  (423)                       16

     Revenues of $7,625,000 for the quarter ending September 30, 1997 reflect an increase of twenty-two (22%) percent from those of the quarter ending September 30, 1996.

Of the net increase of four centers during the year, discussed earlier, three were added during the fourth quarter and represented $530,000 of the total $1,375,000 in revenue growth from quarter to quarter.

     Patient encounters increased to 106,000 in the fourth quarter of fiscal 1997 from 88,000 in the fourth quarter of fiscal 1996.

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

During the fourth quarter of fiscal year 1997, the Company increased its allowance for doubtful accounts by $279,000.

The increases in depreciation, amortization and interest expense are all related to the items discussed in the year-to-date results with nothing unusual being recorded in the fourth quarter.

Subsequent Events

 On October 1, 1997, the Company acquired certain assets of a three facility physical therapy practice in Columbia, South Carolina for $856,756 by assuming certain liabilities and issuing 276,976 shares of the common stock of the Company. The Company entered into employment agreements with the physical therapists who had been the owners of the practice. The Company also entered into lease agreements or assumed existing lease agreements from the previous owners. The practice previously had annual revenues of approximately $964,000.

On October 6, 1997, the Company completed a private placement of a $1.5 million, 6.5% five-year convertible subordinated debenture with FPA Medical Management, Inc., a national physician practice management company headquartered in San Diego, California. The debentures are convertible to common stock at any time within the five year period at a fixed price premium to the current stock price and are subject to Rule 144 of the Securities and Exchange Commission when converted.

On November 1, 1997, the Company acquired certain assets of a medical practice in New Ellenton, South Carolina for $262,004 by paying $17,468 at closing, financing $159,536 with the seller, and issuing 30,223 shares of the common stock of the Company. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice. The practice previously had annual revenues of approximately $409,000.

On December 11, 1997, the Company renewed its long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent (prime rate is 8.5% as of September 30, 1997). This line of credit balance at September 30, 1997 is classified as long-term on the accompanying balance sheet.

Item 8.  Financial Statements

Reference is made to the Index to Financial Statements on Page 24.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Much of the information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's March 25, 1998 Annual Meeting of Stockholders.

Directors

The Company's Restated Certificate of Incorporation provides for a classified Board of Directors so that, as nearly possible, one-third of the Company's Board of Directors is elected each year to serve a three-year term. Currently, the Board of Directors consists of seven directorships with staggered terms expiring at the Annual Meetings of Shareholders in 1998, 1999 and 2000. The Company's Bylaws provide the Board of Directors with the power and authority to determine the number of directors constituting the entire Board of Directors. At a meeting of the Board of Directors on August 21, 1996, the Board of Directors voted to increase the size of the Board from five members to the current seven members, with such increase to be effective immediately after the Annual Meeting, which was held August 21, 1996. To give effect to such increase, the Board of Directors approved the addition of one directorship to each of the classes of directors whose terms expire at the Annual Meetings of Shareholders in 1998 and 1999. Set forth below is the certain biographical information with respect to the directors of the Company.

M.F. McFarland, III, M.D., 49, has served as Chairman of the Board, President and Chief Executive Officer of the Company since January 1987 and as a director of the Company since September 1984. From September 1984 until January 1987, he served as Vice President of the Company. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association.

Harold H. Adams, Jr., 50, has served as Director of the Company since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992, and served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 25 years of involvement in the insurance industry and is a member of many professional and civic organizations.

Charles P. Cannon, 47, has served as Director of the Company since September 1995 and as Vice President, Corporate Controller and Assistant Treasurer for Blue Cross Blue Shield of South Carolina ("BCBS") since April 1988 and as Assistant Treasurer for its subsidiary, Companion HealthCare Corporation, since April 1988. Prior to joining BCBS in April 1988, he was a Senior Manager and consultant for Price Waterhouse LLP for eleven (11) years. Mr. Cannon is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, the Institute of Management Accountants, and the Tennessee Society of Certified Public Accountants.

Thomas G. Faulds, 56, has served as Director of the Company since August 1996 and as Executive Vice President of Private Business for Blue Cross Blue Shield of South Carolina since October 1991. Mr. Faulds has been with Blue Cross Blue Shield of South Carolina since March 1972 and has served in key senior management positions in government programs, information systems and operations.

Russell J. Froneberger, 52, has served as Director of the Company since June 1994 and as President of Global Consulting, a multinational marketing and financial consulting firm, since 1991. Mr. Froneberger has over twenty-eight years of international corporate finance and marketing experience, having been associated with Manufacturers Hanover Trust Company from 1967 to 1972, and South Carolina National Bank, where he served as Senior Vice President of Marketing and Corporate Development Relations from 1972 to 1991. He has lectured on finance and capital formation at major universities and was the founder and first Chairman of the Midlands International Trade Association in Columbia, South Carolina.

Ashby Jordan, M.D., 58, has served as a Director of the Company since August 1996 and as Vice President of Medical Affairs of Blue Cross Blue Shield of South Carolina since December 1986. Prior to Blue Cross Blue Shield, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr.
Jordan is Board Certified by the American Board of Pediatrics.

Charles M. Potok, 48, has served as Director of the Company since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company ("CP&C") since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance.

Executive Officers

The names of the executive officers, who are not also directors of the Company, and certain other biographical information are as follows:

Jerry F. Wells, Jr., 35, has served as Chief Financial Officer and Executive Vice President of Finance of the Company since he joined the Company in February 1995. As of December 18, 1996, Mr. Wells is serving as Corporate Secretary of the Company. Prior to that time, he served as a Senior Manager and consultant for Price Waterhouse LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

D. Michael Stout, M.D., 52, has served as Executive Vice President of Medical Affairs of the Company since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians and the Columbia Medical Society. Dr. Stout is also a member of the American College of Physician Executives.

Jon G. Keith, 48, as served as Executive Vice President and Chief Operating Officer of the Company since January 1997. Prior to that time, Mr. Keith served as Vice President for Corporate Services and Vice President for Administration for Baptist Healthcare System of South Carolina and Baptist Medical Center from 1985 until January 1997. Mr. Keith is a Diplomate with the American College of Healthcare Executives and a member of the Medical Group Management Association.

Jitendra S. Mehta, 46, has served as Executive Vice President of Development and Procurement of the Company since November 1993. Mr. Mehta has an extensive background in hospital and medical personnel administration. He served as Business Director of Multispecialty Clinic in Maryland from 1985 to 1989 and served as Vice President and Partner of Citrus Diagnostic Center from 1990 to 1993. Mr. Mehta is currently a member of American Registry for Radiological Technology and the Nuclear Medicine Technologist Certification Board.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers to file reports of holdings and transactions in the Company's common stock with the Securities and Exchange Commission ("SEC"). Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to the Company's fiscal year ending September 30, 1997.

Item 11.   Executive Compensation

     Much of the information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's March 25, 1998 Annual Meeting of Stockholders.

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

During the Company's 1995 fiscal year, M.F. McFarland, III, M.D., the Company's Chief Executive Officer and President, and D. Michael Stout, M.D., the Company's Executive Vice President of Medical Affairs, served without compensation from UCI-SC for their services in the executive offices they held with the Company during that periods.

     During the Company's 1995 fiscal year, Dr. McFarland and Dr. Stout received compensation for the services they performed for the P.A. For services performed for the P.A. during fiscal 1995, Dr. McFarland was paid aggregate compensation, including bonuses, of $362,046. For services performed for the P.A. during fiscal 1995, Dr. Stout was paid aggregate compensation, including bonuses, of $189,600.

No other executive officer of the Company earned compensation in excess of $100,000 for services provided to the Company in any of the Company's three prior fiscal years.

Existing Stock Option Plans

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant. Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. During fiscal year 1997, no options were exercised, 445,500 options were granted and 55,000 options expired. At September 30, 1997, there were stock options outstanding under the 1994 plan for 750,000 shares, 445,500 of which were granted in fiscal year 1997, 115,500 of which were granted in fiscal year 1996 and 189,000 of which were granted in fiscal year 1995. Of the 750,000 options outstanding at September 30, 1997, 164,500 were exercisable.

The incentive stock option plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993. During fiscal year 1997, no options were exercised and none expired. At September 30, 1997, there were stock options outstanding under the 1984 Plan for 12,800 shares at $.25 per share, all of which were exercisable.

During fiscal year 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 1997, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, none of which were exercisable.

During fiscal year 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to four non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value of the date of grant. Under this plan, 5,000 options were issued each to Charles P. Cannon, Thomas G. Faulds, Ashby H. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 1997, there were stock options outstanding under the 1997 Non-Employee Plan for 20,000 shares, none of which were exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock of the Company as of September 30, 1997. Information is presented for (i) shareholders owning more than five percent of the outstanding common stock, (ii) each director and executive officer of the Company, individually, and (iii) all directors and executive officers of the Company, as a group. Except as otherwise specified, each of the shareholders named in the table has indicated to the Company that such shareholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that shareholder. Beneficial ownership reflected in the table below is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within sixty days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

                                              Number of Shares
                                              Beneficially
                   Name                       Owned                 Percentage
-------------------------------------------   ----------------      ----------
Blue Cross Blue Shield of South Carolina       2,624,6231                45.69%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                        560,7952                 9.76%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

D. Michael Stout, M.D.                           268,4603                 4.67%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Harold H. Adams, Jr.                               2,000                     *
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                      0                     0
I-20 at Alpine Road
Columbia, SC  29219

Thomas G. Faulds                                       0                     0
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                 0                     0
1201 Main Street, Suite 1980
Columbia, SC  29201

Ashby  Jordan, M.D.                                    0                     0
I-20 at Alpine Road
Columbia, SC  29219

Jitendra Mehta                                   10,0004                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Jon G. Keith                                           0                     0
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Charles M. Potok                                       0                     0
I-20 at Clemson Road
Columbia, SC  29219

Jerry F. Wells, Jr.                              21,6665                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

All current directors and executive officers
   as a group (10 persons)                      862,921                15.02%

   * Amount represents less than 1.0%.
     1 Shares are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.

     2 Includes 21,667 shares which may be acquired pursuant to the exercise of stock options.

     3 Includes 10,000 shares which may be acquired pursuant to the exercise of stock options.

     4 Includes 10,000 shares which may be acquired pursuant to the exercise of stock options. 5 Includes 21,666 shares which may be acquired pursuant to the exercise of stock options


Item 13. Certain Relationships and Related Transactions

Agreements with Doctor's Care

General. All of the Company's operations are conducted through its wholly-owned subsidiary, UCI-SC, which operates a network of forty (40) freestanding primary care medical Centers located throughout South Carolina. In order to comply with prohibitions against corporations providing medical care, all medical services at these medical facilities are provided by or under the supervision of Doctor's Care, P.A., a South Carolina professional association (the "P.A.").

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

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1997, 1996, and 1995 were $319,730, $306,178, and $271,100, respectively.

Several of the medical center facilities operated by UCI-SC are leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1997, 1996 and 1995 were $45,600, $122,854, and $244,300, respectively.

Ten (10) of the medical center facilities operated by UCI-SC are or were leased from physician employees of the P.A. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1997, 1996 and 1995 were $258,026, $189,945, and $140,100, respectively.

Other Transactions with Related Parties

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30,1997, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 46% of the Company's outstanding common stock.

The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

                                                                    Price             Total
                 Date                             Number             per            Purchase
               Purchased         Entity          of Shares          Share             Price
           -----------------    ----------     --------------     ----------      --------------

               12/10/93            CHC               333,333        1.50          $     500,000
               06/08/94            CHC               333,333        3.00          $   1,000,000
               01/16/95            CHC               470,588        2.13          $   1,000,000
               05/24/95            CHC               117,647        2.13          $     250,000
               11/03/95            CHC               218,180        2.75          $     599,995
               12/15/95            CHC               218,180        2.75          $     599,995
               03/01/96            CHC               109,091        2.75          $     300,000
               06/04/96           CP&C               218,181        2.75          $     599,998
               06/23/97           CP&C               400,000        1.50          $     600,000

Including shares purchased by CHC from third parties, at September 30, 1997, BCBS controls 2,624,623 shares, or approximately 46% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. The shares acquired by CHC and CP&C were purchased at amounts below fair value at time of purchase due to lower issuance costs incurred by the Company of these unregistered securities. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from CT for an aggregate purchase price of $504,000. The Company entered into a capital lease agreement for this system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 1997 is $340,916, which includes lease addenda. The terms of the purchase agreement are believed to have been no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC executed a note payable to CP&C consisting of monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable. The terms of the agreement with CP&C are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

UCI-SC, through the P.A., provides services to members of a health maintenance organization ("HMO") operated by CHC who have selected the P.A. as their primary care provider. The terms of the agreement with CHC are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

During the year ended September 30, 1996, BCBS provided a non-interest bearing advance to the Company in the amount of $600,000. This advance was paid in full in December 1996. Management of the Company believes that the terms of this advance are no less favorable than those that would have been obtainable through arm's-length negotiations with related third parties for similar services.

The employees of the Company are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries. The group rates offered to the employees of the Company are believed to be no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

The Company contracts with Adams and Associates for its workers compensation and professional liability insurance coverage. Aggregate premiums paid during the fiscal year ended September 30, 1997 in connection with such policies were approximately $155,000. Adams and Associates contracts with CP&C to be the insurance carrier for the Company's workers compensation insurance coverage. During the fiscal year ended September 30, 1996, Adams and Associates provided short-term financing to the Company for approximately $17,000 in workers compensation audit premiums, which was paid in full during the fiscal year ended September 30, 1997. Harold H. Adams, Jr. is the President and owner of Adams and Associates and is also a director of the Company. Management of the Company believes that the terms of its contracts with Adams and Associates are no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

The Company has contracted since September 1994 with Global Consulting, Inc. for financial and marketing consulting services. Russell J. Froneberger is the President and owner of Global Consulting, Inc. and is also a director of the Company. Fees paid during the fiscal year ended September 30, 1997 in connection with these services were approximately $96,000. Management of the Company believes that the terms of its contracts with Global Consulting, Inc. are no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

Item 14.   Exhibits List and Reports on Form 8-K

(a)      (1)  Reference is made to the Index to Financial Statements on page 24.

         (2) A listing of the  exhibits  to the Form  10-KSB is set forth on the
         Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.

(b)      Reports on Form 8-K

         The Company filed a Form 8-K in August 1997 which reported the acquisition by UCI-SC of Springwood Lake Family Practice Center, P.A. of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A in October 1997.

     The Company filed a Form 8-K in September 1997 which reported the acquisition by UCI-SC of Clifton G. Aycock, M.D., P.A. of Camden, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A in November 1997.

         The Company filed a Form 8-K in September 1997 which reported the acquisition by UCI-SC of Leif Martin Adams, D.O., P.A. of Summerville, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A in November 1997.

         The Company filed a Form 8-K in November 1997 which reported the acquisition by UCI-SC of Progressive Therapy Services, Inc. of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A in December 1997.

         The Company filed a Form 8-K in November 1997 which reported the acquisition by UCI-SC of Marvin Dees, M.D., P.A. of New Ellenton, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity will be filed in a Form 8-K/A in January 1998.

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page(s)

Report of Independent Accountants.............................            29


Consolidated Balance Sheets at September 30, 1997 and 1996....            30


Consolidated Statements of Operations for the years
   ended September 30, 1997, 1996 and 1995  ..................            31


Consolidated Statements of Changes in Stockholders' Equity
   for the years ended September 30, 1997, 1996 and 1995  ....            32


Consolidated Statements of Cash Flows for the years
         ended September 30, 1997, 1996 and 1995  ............            33


Notes to Consolidated Financial Statements....................         34-49




All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                                         UCI MEDICAL AFFILIATES, INC.

                                       CONSOLIDATED FINANCIAL STATEMENTS

                                          SEPTEMBER 30, 1997 AND 1996

                                       Report of Independent Accountants


December 4, 1997



To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Columbia, South Carolina












           ORIGINAL SIGNED OPINION ON PRICE WATERHOUSE LLP LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.

                                         UCI Medical Affiliates, Inc.
                                          Consolidated Balance Sheets


                                                                                  September 30,
                                                                     ----------------------------------------
                                                                            1997                  1996
                                                                     -------------------     ----------------
Assets
Current assets
   Cash and cash equivalents                                         $     14,676              $   237,684
   Accounts receivable, less allowance for doubtful accounts
       of $878,469 and $1,021,856                                       5,943,884                4,187,394
   Inventory                                                              502,888                  407,617
   Deferred taxes                                                         334,945                  197,056
   Prepaid expenses and other current assets                              579,217                  441,384
                                                                     -------------------     ----------------
Total current assets                                                    7,375,610                5,471,135

Property and equipment less accumulated depreciation of
   $2,724,222 and $2,025,970                                            4,002,699                3,300,048
Deferred taxes                                                          1,417,237                  855,126
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,664,739 and
   $1,210,569                                                           7,801,607                5,828,963
Other assets                                                              266,379                  277,422
                                                                     -------------------     ----------------

Total Assets                                                         $ 20,863,532             $15,732,694
                                                                     ===================     ================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                 $    840,879             $   795,652
   Current portion of long-term debt payable to employees                 177,445                 118,097
   Accounts payable                                                     2,039,506               1,391,858
   Accrued salaries and payroll taxes                                     959,068                 750,745
   Other accrued liabilities                                              437,667                 394,635
                                                                     -------------------     ----------------
Total current liabilities                                               4,454,565               3,450,987

   Long-term debt, net of current portion                               6,438,655               4,442,503
   Long-term debt payable to employees, net of current portion            481,815                  16,981
                                                                     -------------------     ----------------
Total Liabilities                                                      11,375,035               7,910,471
                                                                     -------------------     ----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                               0                       0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 5,744,965 and 4,807,807
         shares                                                           287,248                 240,390
   Paid-in capital                                                     15,435,535              13,732,393
   Accumulated deficit                                                 (6,234,286)             (6,150,560)
                                                                     -------------------     ----------------
Total Stockholders' Equity                                              9,488,497               7,822,223
                                                                     -------------------     ----------------

Total Liabilities and Stockholders' Equity                           $ 20,863,532            $ 15,732,694
                                                                     ===================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Operations



                                                                            For the Years Ended September 30,
                                                             -----------------------------------------------------------------
                                                                   1997                    1996                   1995
                                                             -----------------      -------------------    -------------------

Revenues                                                     $  27,924,772          $  23,254,351          $  17,987,147
Operating costs                                                 26,466,294             21,525,421             18,180,080
                                                             -----------------      -------------------    -------------------
Operating margin                                                 1,458,478              1,728,930               (192,933)

General and administrative expenses                                153,445                148,637                 87,616
Depreciation and amortization                                    1,250,349                961,115                579,224
                                                             -----------------      -------------------    -------------------
Income (loss) from operations                                       54,684                619,178               (859,773)

Other income (expenses)
   Interest expense, net of interest income                       (812,749)              (582,937)              (505,459)
   Gain (loss) on disposal of equipment                              8,809                  2,105                  5,493
                                                             -----------------      -------------------    -------------------
Other income (expense)                                            (803,940)              (580,832)              (499,966)

Income (loss) before benefit for income taxes                     (749,256)                38,346             (1,359,739)
Benefit for income taxes                                           665,530                427,733                      0
                                                             =================      ===================    ===================
Net income (loss)                                            $     (83,726)       $      466,079            $ (1,359,739)
                                                             =================      ===================    ===================

Net Income (loss) per common and
   common equivalent share                                   $        (.02)       $          .11           $        (.43)
                                                             =================      ===================    ===================

Weighted average common shares
   outstanding                                                   5,005,081             4,294,137               3,136,544
                                                             =================      ===================    ===================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity



                                          Common Stock                   Paid-In            Accumulated
                                 --------------------------------
                                     Shares           Par Value          Capital              Deficit               Total
                                 ----------------    -------------    ---------------    ------------------    ----------------

Balance, September 30, 1994          2,622,178         $131,109         $7,728,554           $ (5,256,896)     $ 2,602,767
   Net income (loss)                        --               --                 --             (1,359,739)      (1,359,739)
   Issuance of common stock            885,888           44,294          1,975,706                     --        2,020,000
   Other                                    98                5            (10,004)                    (4)         (10,003)
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1995          3,508,164          175,408           9,694,256            (6,616,639)       3,253,025
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                        --               --                  --               466,079          466,079
   Exercise of Stock Options             2,300              115                 460                    --              575
   Issuance of common stock          1,297,350           64,868           4,077,677                    --        4,142,545
   Other                                    (7)              (1)            (40,000)                   --          (40,001)
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1996          4,807,807          240,390          13,732,393            (6,150,560)       7,822,223
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                        --               --                  --               (83,726)         (83,726)
   Issuance of common stock            937,162           46,858           1,703,142                    --        1,750,000
   Other                                    (4)              --                  --                    --               --
                                 ================    =============    ===============    ==================    ================
Balance, September 30, 1997          5,744,965        $ 287,248        $ 15,435,535          $ (6,234,286)     $ 9,488,497
                                 ================    =============    ===============    ==================    ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                          UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Cash Flows

                                                                -----------------------------------------------------------
                                                                               For the Years Ended September 30,
                                                                      1997                 1996                 1995
                                                                ------------------    ----------------     ----------------
Operating activities:
Net income (loss)                                               $      (83,726)       $     466,079        $   (1,359,739)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                              (8,809)              (2,105)               (5,493)
      Provision for losses on accounts receivable                    1,106,252              627,508               544,208
      Depreciation and amortization                                  1,250,349              961,115               579,224
      Common stock issued                                                    0                    0                 4,125
      Deferred taxes                                                 (700,000)             (440,000)                    0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      (2,679,489)           (2,447,650)           (1,379,019)
   (Increase) decrease in inventory                                   (83,521)             (142,549)              (47,992)
   (Increase) decrease in prepaid expenses and other
      current assets                                                 (137,833)             (159,324)             (158,536)
   Increase (decrease) in accounts payable and accrued
      expenses                                                        876,253               (59,707)            1,363,180
                                                                ------------------    ----------------     ----------------
Cash provided by (used in) operating activities                      (460,524)           (1,196,633)             (460,042)
                                                                ------------------    ----------------     ----------------

Investing activities:
Purchases of property and equipment                                  (531,941)             (438,491)             (620,584)
Acquisitions of goodwill                                             (286,896)             (239,832)              (24,426)
(Increase) decrease in other assets                                    11,042               (14,654)                2,760
                                                                ------------------    ----------------     ----------------
Cash provided by (used in) investing activities                      (807,795)             (692,977)             (642,250)
                                                                ------------------    ----------------     ----------------

Financing activities:
Proceeds from issuance of common stock,
   net of redemptions                                                 600,000             2,089,990             1,240,000
Net borrowings (payments) under line-of-credit agreement            2,030,844               400,000               475,000
Proceeds from issuance of common stock under
   stock option plan                                                        0                   575                     0
Proceeds from increase in long-term debt                              280,000               600,095                     0
Payments on long-term debt                                         (1,865,533)           (1,039,879)             (746,481)
                                                                ------------------    ----------------     ----------------
Cash provided by financing activities                               1,045,311             2,050,781               968,519
                                                                ------------------    ----------------     ----------------
Increase (decrease) in cash and cash equivalents                     (223,008)              161,171              (133,773)
Cash and cash equivalents at beginning of year                        237,684                76,513               210,286
                                                                ------------------    ----------------    ------------------
Cash and cash equivalents at end of year                        $      14,676         $     237,684         $      76,513
                                                                ==================    ================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI MEDICAL AFFILIATES, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              SEPTEMBER 30, 1997


1.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of UCI Medical Affiliates, Inc. include the accounts of UCI Medical Affiliates, Inc. ("UCI"), its wholly owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, PA ("the P.A."), collectively the "Company". The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A. and, notwithstanding the lack of technical majority ownership, consolidation of the P.A. with UCI is necessary to present fairly the financial position and results of operations of UCI. UCI-SC provides non-medical management and administrative functions for 40 medical clinics (the "Centers"). All medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The P.A. is wholly owned by M.F. McFarland, III, M.D., who also serves as the President, Chairman and Chief Executive Officer of the Company. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the centers is provided solely by the P.A. The P.A. remits to UCI-SC all medical service revenues generated by the Centers, net of expenses incurred by the P.A. All medical service revenues are recorded in the accompanying financial statements as revenue. Control of the P.A. is perpetual and other than temporary because of the nature of this relationship and the management agreements between the entities. The management and facilities agreement expires on September 30, 2010. The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.
Refer to Note 9 for additional information.

     In November 1997 the Emerging Issue Task Force (EITF) finalized EITF 97-2 which provides guidance on consolidation of physician practices and enhances related disclosures of physician practice management companies. This EITF 97-2 is effective for fiscal years ending after December 15, 1998. The Company is in the process of evaluating any potential effect on its reporting format.

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers while other physicians are salaried. A few of the physicians have incentive compensation arrangements which are contractually based upon factors such as productivity, collections and quality.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Significant estimates are discussed in these footnotes, as applicable.

The Company operates as one segment as defined by SFAS 131.

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

Intangible Assets

Prior to September 30, 1994, the excess of cost over fair value of assets acquired (goodwill) was amortized on the straight-line method over periods from 15 to 30 years. Since October 1, 1994, goodwill arising from acquisitions has been amortized on the straight line method over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related center's discounted cash flows over the remaining life of the goodwill and compares it to the center's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset.

Revenue Recognition

Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. The Company recognizes capitation revenue from HMOs that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Capitation revenue was approximately $3,100,000, $2,400,000 and $1,400,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Earnings Per Share

The computation of income per common and common equivalent share is based on the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares issuable from stock options and warrants, using the treasury stock method. SFAS 128 redefines the terms and method of calculating earnings per share. SFAS 128 is effective for periods ended after December 15, 1997. Had the Company adopted SFAS 128 during the year ended September 30, 1997, there would be no change to the earnings per share reported.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 and 1997 presentation.


2.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                                         1997                     1996
                                                                 ---------------------    ---------------------
Leasehold improvements                                               $     827,218             $    558,098
Property and equipment, including capitalized leases                     5,899,703                4,767,920
                                                                 ---------------------    ---------------------
                                                                         6,726,921                5,326,018
Less, accumulated depreciation and amortization                         (2,724,222)              (2,025,970)
                                                                 ---------------------    ---------------------
                                                                     $   4,002,699             $  3,300,048
                                                                 =====================    =====================

At September  30, 1997 and 1996  capitalized  leased  equipment  included  above
amounted  to  approximately  $3,063,000  and  $2,298,000,   net  of  accumulated
amortization of $969,000 and $538,000, respectively. Depreciation and amortization expense equaled $796,179, $619,817 and $384,638 for the years ended September 30, 1997, 1996 and 1995, respectively.

3.       Business Combinations

During the fiscal year ended September 30, 1997, the Company acquired the net assets of five medical practices, and in most cases, entered into employment agreements with the physician owners of those practices. The acquisitions were accounted for under the purchase method, and the financial activity since the date of acquisition of these acquired practices has been included in the accompanying consolidated financial statements. The combined pro forma results listed below reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of each fiscal year presented. Individual pro forma disclosures are not provided here as the information is deemed to be insignificant for separate presentation.

Refer to Note 14 for  details  regarding  business  combinations  in fiscal year
1997.

                                         Unaudited
                              -----------------------------------
                                   1997                1996
                              ---------------     ---------------

Revenue                         $30,124,821      $26,287,192
Net income (loss)               $    26,717      $   583,222
Net income (loss) per common
and common equivalent share     $         0      $       .12

4.       Income Taxes

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                                      1997                 1996
                               -----------------    -----------------
Current:
   Federal                        $   31,675           $   12,267
   State                               2,795                   --
                               -----------------    -----------------
                                      34,470               12,267
                               -----------------    -----------------
Deferred:
   Federal                          (643,243)            (404,324)
   State                             (56,757)             (35,676)
                               -----------------    -----------------
                                    (700,000)            (440,000)
                               -----------------    -----------------
Total income tax benefit           $(665,530)           $(427,733)
                              ==================    =================

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:

                                                               1997                 1996                 1995
                                                         -----------------    -----------------    -----------------
                 Allowance for doubtful accounts          $    53,053           $ (151,008)       $     169,043
                 Related party accruals                        22,940               21,734               (7,673)
                 Operating loss carryforwards                (238,726)             180,489             (687,242)
                 Accumulated depreciation                      68,809               75,388               58,324
                                                         -----------------    -----------------    -----------------
                                                              (93,924)             126,603             (467,548)
                 Changes in valuation allowance              (606,076)            (566,603)             467,548
                                                         -----------------    -----------------     ----------------
                                                         $   (700,000)       $    (440,000)       $          --
                                                         =================    =================    =================

At September 30, 1997, 1996 and 1995 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                               1997                  1996                 1995
                                                         ------------------    -----------------    -----------------
                 Allowance for doubtful accounts         $      325,034        $      378,087          $    227,079
                 Related party accruals                          58,420                81,360               103,094
                 Operating loss carryforwards                 2,993,578             2,754,874             2,935,363
                 Accumulated depreciation                      (279,548)             (210,762)             (135,374)
                                                         ------------------    -----------------    -----------------
                                                         $    3,097,483         $   3,003,559           $ 3,130,162
                                                          =================    =================    =================

                 Valuation allowance                     $    1,345,301         $   1,951,377           $ 2,517,980

                                                         ==================    =================    =================

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                               1997                 1996                 1995
                                                         -----------------    -----------------    ------------------
Tax at federal statutory rate                            $ (254,747)          $    13,038               $ (462,311)
Effect on rate of:
  Amortization of goodwill                                   67,528                48,704                   15,708
  Non deductible expenses                                    12,068                32,091                   21,107
  Life insurance premiums                                       815                 5,392                    3,044
  Other, net                                                114,882                27,378                  (45,096)
  Change in valuation allowance                            (606,076)             (566,603)                 467,548
                                                         -----------------   ------------------     -----------------
                                                          $(665,530)            $(440,000)              $       --
                                                         =================    =================    ==================


At  September  30,  1997,   the  Company  has  net  tax  operating   loss  (NOL)
carryforwards expiring in the following years ending September 30,

                          2000            $    910,935
                          2001               1,783,595
                          2002               1,802,220
                          2003                 458,112
                          2005                 470,006
                          2006                  76,306
                          2010               1,944,371
                          2012                 645,206
                                       ----------------
                                           $ 8,090,751
                                       ================

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

The Company has $7,800 and $8,450 of investment tax credit carryforwards which expire in 1999 and 2000, respectively.

5.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                           1997                 1996
                                                                                  -----------------    -----------------
Line of Credit with a financial  institution  in the amount of $3,000,000  dated
December  9, 1996,  bearing  interest  at a rate of prime plus 1% (prime rate is
8.5% as of September  30,  1997),  secured by certain  accounts  receivable  and inventory, and the personal guarantee of an
officer of the Company, renewable annually in December of each year.              $2,905,845            $         0

Note payable in the amount of  $1,600,000  with monthly  installments  of $8,889 plus  interest at prime plus 6% (prime rate is 8.5% as of September  30,  1997), through February 1, 2009 collateralized by certain accounts
receivable and leasehold interests and the guarantee of the P.A.                   1,208,889              1,315,556

Note payable to Companion  Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000,  with monthly  installments of $4,546  (including 11%
interest) from April 1, 1995 to March 1, 2010,
collateralized by certain accounts receivable                                        368,624                381,832

Note payable to a financial  institution in the amount of $280,000,  dated March
11, 1997, with monthly  installments  (including  interest at a variable rate of prime plus 1%) (prime  rate is 8.5% as of  September  30,  1997) of $3,100  from
April 1997 to February 2002, with a final payment of all remaining principal and accrued interest due in March 2002,
collateralized by a mortgage on one of the Company's medical facilities.             274,715                     0

Note payable to a financial  institution  in the amount of $194,782,  payable in monthly installments of interest only at a rate of 9.25%, maturing on January 1,
2005, personally guaranteed by three physician
employees of the P.A.                                                                194,782                     0

Note payable in the amount of $250,000 with monthly  installments of $1,389 plus interest at prime plus 2% (prime rate is 8.5% as of September
30, 1997), through February 1, 2009 collateralized by a condominium                  188,889               205,556

Note  payable to a financial  institution  in the amount of $99,209,  payable in monthly installments of interest only at a rate of 9%, maturing on May
1, 2002, personally guaranteed by three physician employees of the P.A.               99,209                     0

Note  payable in the  amount of  $240,000  dated  March 1,  1996,  with  monthly installments of $11,075  (including 10% interest) from April 1, 1996 to March 1,
1998, collateralized by a security agreement executed by UCI-SC
and the P.A.                                                                          54,016               174,866

Note  payable in the amount of $43,500  dated  September  1, 1997,  with monthly installments (including 8% interest) of $1,500, payable from
January 1998 to September 2000.                                                       43,500                     0

Notes payable in monthly installments over three to four years at
interest rates ranging from 3.9% to 10.5%, collateralized by related                  18,508                39,662
vehicles

                                                                                       1997                 1996
                                                                                 -----------------    -----------------
Note payable in the amount of $725,000 dated March 22, 1996, bearing interest at a rate of prime plus 1.5% (prime rate is 8.5% as of September
30, 1997), due October 23, 1996, collateralized by a personal investment                   0              725,000
of an officer of the Company

Note payable in the amount of $150,000 dated August 15, 1996,  bearing  interest at a rate of prime plus 1.5% (prime rate is 8.5% at September
30, 1997), due October 23, 1996, collateralized by a personal investment                   0              150,000
of an officer of the Company

Advance payable to Blue Cross Blue Shield of SC (a shareholder) in the
amount of $600,000 dated September 24, 1996, bearing no interest.                          0              600,000
                                                                                 -----------------    -----------------

     Subtotal                                                                      5,356,977            3,592,472

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                     286,073                    0

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                     286,073                    0

Note payable to a physician employee of the P.A. in the amount of $43,000,  with monthly  principal  payments of $4,000  from  October  1997 to January  1998 and
$3,000 from February 1998 to October 1998, plus interest
at 8%.                                                                                39,000                    0

Note payable to a physician employee of the P.A. in the amount of $80,000 with monthly installments (including 8.25% interest) of $3,174 from
October 1996 to October 1998.                                                         36,438                    0

Note payable to a physician employee of the P.A. in the amount of $12,000 with monthly installments (including 8.5% interest) of $246 from August
1997 to August 2002.                                                                  11,676                    0

Note payable to a physician  employee of the P.A. in the amount of $350,000 with monthly  installments  (including  9% interest) of $25,000 from July 15, 1995 to
September 15, 1995, and $12,842 from October 15,
1995 to September 15, 1997.                                                                0              135,078
                                                                                 -----------------    -----------------

     Subtotal - payable to employees                                                 659,260              135,078
                                                                                 -----------------    -----------------

Capitalized lease obligations                                                      1,920,725            1,617,400
Other                                                                                  1,832               28,283
                                                                                -----------------    -----------------
                                                                                   7,938,794            5,373,233
Less, current portion                                                               -840,879             -795,652
Less, current portion payable to employees                                          -177,445             -118,097
                                                                                -----------------    -----------------
                                                                                $  6,920,470         $  4,459,484
                                                                                =================    =================

Aggregate maturities of notes payable and capital leases in each of the five years 1998 through 2002 are as follows:

                                                          Notes Payable      Capital Leases
                      Year ending September 30:                                                       Total
                                                         ----------------   -----------------    ----------------
                           1998                            $     402,144     $       616,180       $   1,018,324
                           1999                                3,188,388             589,373           3,777,761
                           2000                                  292,597             390,557             683,154
                           2001                                  284,319             228,674             512,993
                           2002                                  598,929              95,941             694,870
                           Thereafter                          1,251,692                   0           1,251,692
                                                         ================   =================    ================
                                                            $  6,018,069       $   1,920,725        $  7,938,794
                                                         ================   =================    ================

At September 30, 1997, the Company is in default of a debt covenant related to the Line of Credit. The Company has received a written waiver from the financial institution indicating that the financial institution does not intend to take action related to this default. This Line of Credit is classified as long-term debt on the Balance Sheet at September 30, 1997, as the line was renewed for an additional twelve (12) month period in December 1997. (See Note 15, "Subsequent Events.")

6.       Employee Benefit Plans

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective in June 1995, the Company discontinued its matching contribution. In February 1996, the Company reinstated its matching contribution. Effective January 1, 1997, the Company increased its matching contribution from 50% to 75% of each employee's contribution up to a maximum of 3.75% of the employee's earnings. The company's matching contributions were $172,792, $97,610 and $71,463 in fiscal years 1997, 1996, and 1995, respectively.

The incentive stock option plan adopted in 1984 (the "1984 Plan") expired under its terms in December 1993.

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant (or for 10% or higher shareholders, at 110% of the fair market value of the stock at the date of grant). Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment.

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

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to four non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value of the date of grant. Under this plan, 5,000 options were issued each to Charles P. Cannon, Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007.

Please refer to Note 7, "Stockholders' Equity" for activity information regarding these four stock option plans.

7.       Stockholders' Equity

On June 30, 1994, the Company's shareholders approved an amendment to, and a restatement of, the Restated Certificate of Incorporation to provide for a 1 for 5 reverse stock split. The Amended and Restated Certificate of Incorporation increased the number of authorized shares of common stock from 4,000,000 to 10,000,000 (as adjusted for the reverse stock split as discussed above) and increased the par value per share of common stock from one cent ($.01) to five cents ($.05). In addition, the Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of $.01 par value preferred stock to be issued in one or more series. The Board of Directors is authorized, without further action by the stockholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend voting, redemption and conversion rights. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, common stock and stock option plan data have been restated to reflect the split . The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans. (Please refer also to Note 6, "Employee Benefit Plans.")

                                                                           1996        1996        1997         1997
                                                                        Non-Employee   Non-     Non-Employee    Non-
                                  1984      1984      1994      1994       Plan      Employee      Plan       Employee
       Stock Options              Plan      Plan      Plan      Plan                   Plan                     Plan
----------------------------    ---------- -------- ---------- -------- ----------- ----------- ------------ -----------

Outstanding at 10/01/94            20,600                   0
   Granted FY 94/95                     0             242,000
   Exercised FY 94/95                   0                   0
   Forfeited FY 94/95             (5,100)                   0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/95            15,500             242,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/95         15,500                   0
                                ----------          ----------          -----------             ------------
   Weighted average fair
    value of options
granted
    during fiscal year
94/95
    for options whose                          N/A              2.9318                     N/A                      N/A
    exercise price:                            N/A              2.8750                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
         value

   Granted FY 95/96                     0             140,500               10,000
   Exercised FY 95/96             (2,300)                   0                    0
   Forfeited FY 95/96               (400)            (23,000)                    0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/96            12,800             359,500               10,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/96         12,800              73,000                    0
                                ----------          ----------          -----------             ------------
   Weighted average fair
    value of options
    granted
    during fiscal year
    95/96
    for options whose                          N/A              3.5395                  3.5000                      N/A
    exercise price:                            N/A              4.0000                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
         value

   Granted FY 96/97                     0             445,500                    0                   20,000
   Exercised FY 96/97                   0                   0                    0                        0
   Forfeited FY 96/97                   0            (55,000)                    0                        0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/97            12,800             750,000               10,000                   20,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/97         12,800             164,500                    0                        0
   Weighted average fair
    value of options
    granted
    during fiscal year
    96/97
    for options whose                          N/A              2.1608                     N/A                   2.5000
    exercise price:                            N/A              2.6250                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
         value

     The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                1996                  1997
         Weighted Average                                                   Non-Employee          Non-Employee
          Exercise Price                 1984 Plan        1994 Plan             Plan                  Plan
------------------------------------    -------------    -------------    -----------------     ------------------

Outstanding at 10/01/94                          .25                0
   Granted FY 94/95                                0           2.9941
   Exercised FY 94/95                              0                0
   Forfeited FY 94/95                            .25                0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/95                          .25           2.9941
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/95                       .25                0
                                        -------------    -------------    -----------------     ------------------

   Granted FY 95/96                                0           3.7055                 3.50
   Exercised FY 95/96                            .25                0                    0
   Forfeited FY 95/96                            .25           2.8750                    0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/96                          .25           3.2797                 3.50
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/96                       .25           3.0066                    0
                                        -------------    -------------    -----------------     ------------------

   Granted FY 96/97                                0           2.1934                    0                   2.50
   Exercised FY 96/97                              0                0                    0                      0
   Forfeited FY 96/97                              0           3.3409                    0                      0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/97                          .25           2.6320                 3.50                   2.50
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/97                       .25           3.1591                    0                      0
                                        -------------    -------------    -----------------     ------------------


The following table summarizes options outstanding and exercisable by price range as of September 30, 1997:

                                       Options Outstanding                          Options Exercisable
                        ---------------------------------------------------    ------------------------------
                                              Weighted-
                                               Average          Weighted                          Weighted
                                              Remaining         Average                           Average
                                             Contractual        Exercise                          Exercise
  Range of Price         Outstanding            Life             Price          Exercisable        Price
-------------------     ---------------    ----------------   -------------    --------------   -------------

$0.00 to $  .99                 12,800        5.25 years               .25            12,800             .25
$1.00 to $1.99                 210,825        9.67                  1.9375                 0             N/A
$2.00 to $2.99                 388,675        7.06                   2.583            87,667           2.875
$3.00 to $3.99                 137,500        6.81                   3.364            62,500           3.301
$4.00 to $4.99                  43,000        4.68                   4.279            14,333           4.279
                        ===============                                        ==============
                               792,800                                               177,300
                        ===============                                        ==============


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997, 1996 and 1995 consistent with the provisions of SFAS

     No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                          Fiscal Year Ended September 30
                                                      ---------------------------------------
                                                            1997                 1996
                                                      -----------------    ------------------

         Net income - as reported                             (83,726)               466,079
         Net income - pro forma                              (171,232)               455,188
         Earnings per share - as reported                        (.02)                   .11
         Earnings per share - pro forma                          (.03)                   .11
         Weighted average number of shares                   5,005,081             4,294,137


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected Dividend Yield                      0
         Expected Stock Price Volatility          35.77%
         Risk-free Interest Rate          5.45% to 6.75%
         Expected Life of Options                1 to 6 years


During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. Two hundred fifty thousand (250,000) warrants were issued in connection with consulting and financial analysis services to be rendered (i.e., financial analyst report, etc.). The following is a schedule of warrants issued and outstanding during the year ended September 30, 1997:

                                     Number of           Exercise             Date             Expiration
                                      Warrants            Price            Exercisable            Date
                                   ---------------    ---------------    ----------------    ---------------

Outstanding at 09/30/96                         0
Activity during FY 96/97:
     Issued at $1.9375                     30,000             1.9375        06/18/97            06/18/02
     Issued at $3.125                     137,500             3.1250        10/09/96            09/16/99
     Issued at $5.00                      137,500             5.0000        10/09/96            09/16/99
     Exercised                                  0
     Expired                                    0
                                   ===============
Outstanding at 09/30/97                   305,000
                                   ===============


     In accordance with SFAS No. 123, no expense has been recognized in relation to these warrants.

8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1997, are as follows:

                                                                   Operating
                                                                     Leases
                                                                ---------------
                           Year ending September 30:
                             1998                                 $    1,848,037
                             1999                                      1,836,627
                             2000                                      1,697,263
                             2001                                      1,605,596
                             2002                                      1,289,692
                              Thereafter                               7,685,245
                                                                ----------------
                           Total minimum lease payments            $  15,962,460
                                                                ================


Total rental expense under operating leases for fiscal 1997, 1996 and 1995 was approximately $1,475,000, $1,188,000, and $923,000, respectively.

9.       Related Party Transactions

Relationship between UCI-SC and the P.A.

Pursuant to an agreement between UCI-SC and the P.A., UCI-SC provides non-medical management services and personnel, facilities, equipment and other assets to the Centers . UCI-SC guarantees the compensation of the physicians employed by the P.A. The agreement also allows UCI-SC to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A. assigns all revenue generated from providing medical services to UCI-SC after paying physician salaries. The P.A. is owned by M.F. McFarland, III, M.D. Dr. McFarland is also President, Chief Executive Officer and Chairman of UCI and UCI-SC. .

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30,1997, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 46% of the Company's outstanding common stock.

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1997, 1996, and 1995 were $319,730, $306,178, and
$271,100, respectively.

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1997, 1996 and 1995 were $45,600, $122,854, and $244,300, respectively.

Ten of the medical center facilities operated by UCI-SC are or were leased from physician employees of the P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1997, 1996 and 1995 were $258,026, $189,945, and $140,100, respectively.

Other  Transactions with Related Parties

The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

                 Date                               Number             Price              Total
               Purchased           Entity          of Shares         Per Share       Purchase Price
           ------------------    -----------     --------------     -------------   ------------------

               12/10/93             CHC                333,333          1.50            $     500,000
               06/08/94             CHC                333,333          3.00            $   1,000,000
               01/16/95             CHC                470,588          2.13            $   1,000,000
               05/24/95             CHC                117,647          2.13            $     250,000
               11/03/95             CHC                218,180          2.75            $     599,995
               12/15/95             CHC                218,180          2.75            $     599,995
               03/01/96             CHC                109,091          2.75            $     300,000
               06/04/96             CP&C               218,181          2.75            $     599,998
               06/23/97             CP&C               400,000          1.50            $     600,000

Including shares purchased by CHC from third parties, at September 30, 1997, BCBS controls 2,624,623 shares, or approximately 46% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

In June 1997, CP&C purchased 400,000 shares of the Company's common stock for $600,000. The purchase price was below fair value due to lower issuance costs incurred by the Company.

During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from CT for an aggregate purchase price of $504,000. The Company entered into a capital lease agreement for this system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 1997 is $340,916, which includes lease addenda.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC executed a note payable to CP&C consisting of monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable.

UCI-SC, through the P.A., provides services to members of a health maintenance organization ("HMO") operated by CHC who have selected the P.A. as their primary care provider.

During the year ended September 30, 1996, BCBS provided a non-interest bearing advance to the Company in the amount of $600,000. This advance was paid in full in December 1996.

The employees of the Company are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries.

The Company contracts with Adams and Associates for its workers compensation and professional liability insurance coverage. Aggregate premiums paid during the fiscal year ended September 30, 1997 in connection with such policies were approximately $155,000. Adams and Associates contracts with CP&C to be the insurance carrier for the Company's workers compensation insurance coverage. During the fiscal year ended September 30, 1996, Adams and Associates provided short-term financing to the Company for approximately $17,000 in workers compensation audit premiums, which was paid in full during the fiscal year ended September 30, 1997. Harold H. Adams, Jr. is the President and owner of Adams and Associates and is also a director of the Company.

     The Company has contracted since September 1994 with Global Consulting, Inc. for financial and marketing consulting services. Russell J. Froneberger is the President and owner of Global Consulting, Inc. and is also a director of the Company. Fees paid during the fiscal year ended September 30, 1997 in connection with these services were approximately $96,000.

10.   Earnings Per Share

The calculation of earnings per share and common equivalent share is based on the weighted average number of shares outstanding (5,005,081 in fiscal 1997, 4,294,137 in fiscal 1996 and 3,136,544 in fiscal 1995). Outstanding stock options and warrants are common stock equivalents, but had no dilutive effects on earnings per share in either of the three fiscal years presented.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128") which requires the Company to disclose both basic and diluted earning per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. SFAS 128 would have had no impact on the reported earnings per share for the Company for each of the three years ended September 30, 1997.

11.      Concentration of Credit Risk

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


12.      Commitments and Contingencies

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 1997, and management intends to vigorously defend the Company in such matters. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

13.   Significant Fourth Quarter Adjustment

During the quarter ended September 30, 1997, the Company made a change in an accounting estimate totalling approximately $279,000 ($.06 per share). The change involved increasing the allowance for doubtful accounts to provide for higher than anticipated write-offs of uncollectible accounts. Bad debt expense is reflected as a component of operating costs on the Statement of Operations.

14.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $813,569, $583,981, and $448,311, in the years ended September 30, 1997, 1996, and 1995, respectively. The Company made income tax payments of $0, $15,350 and $0 in the years ended September 30, 1997, 1996 and 1995, respectively.

Supplemental Non-Cash Operating Activities

In July 1995, the Company paid for certain corporate expenses through an issuance of 6,000 shares of common stock of the Company in the amount of $16,500, of which $4,125 was expensed in fiscal 1995 and the remainder was expensed in fiscal 1996.

Supplemental Non-Cash Financing Activities

Capital lease obligations of $1,004,837, $711,569 and $1,069,915 were incurred in fiscal 1997, 1996 and 1995. Additionally, in February 1995, the Company acquired property which was financed through a note payable in the amount of $400,000.

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

In October 1996, the Company acquired certain assets of a medical practice in Aiken, South Carolina for $80,000 by financing $80,000 with the seller.

In October 1996, the Company acquired certain assets of a medical practice in Simpsonville, South Carolina for $25,000 by financing $25,000 with the seller.

In August 1997, the Company acquired a three facility medical practice in Columbia, South Carolina for $2,271,250, by paying $200,000 at closing, assuming $371,250 in notes payable, financing $600,000 with the seller and issuing 517,649 shares of the common stock of the Company.

In September 1997, the Company acquired certain assets of a medical practice in Camden, South Carolina for $45,000 by paying $1,500 at closing and financing $43,500 with the seller.

In September 1997, the Company acquired certain assets of a medical practice in Summerville, South Carolina for $100,000 by paying $7,000 at closing, financing $43,000 with the seller and issuing 19,513 shares of the common stock of the Company.

15.      Subsequent Events

On October 1, 1997, the Company acquired certain assets of a three facility physical therapy practice in Columbia, South Carolina for $856,756 by assuming certain liabilities and issuing 276,976 shares of the common stock of the Company. The Company entered into employment agreements with the physical therapists who had been the owners of the practice. The Company also entered into lease agreements or assumed existing lease agreements from the previous owners. The practice previously had annual revenues of approximately $964,000.

On October 6, 1997, the Company completed a private placement of a $1.5 million, 6.5% five-year convertible subordinated debenture with FPA Medical Management, Inc., a national physician practice management company headquartered in San Diego, California. The debentures are convertible to common stock at any time within the five year period at a fixed price premium to the current stock price and are subject to Rule 144 of the Securities and Exchange Commission when converted.

On November 1, 1997, the Company acquired certain assets of a medical practice in New Ellenton, South Carolina for $262,004 by paying $17,468 at closing, financing $159,536 with the seller, and issuing 30,223 shares of the common stock of the Company. The Company entered into an employment agreement with the physician who had been the sole shareholder of the acquired medical practice. The Company also entered into a lease agreement with the physician owner for the facility occupied by the acquired medical practice. The practice previously had annual revenues of approximately $409,000.

On December 11, 1997, the Company renewed its long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent (prime rate is 8.5% at September 30, 1997). This line of credit balance at September 30, 1997 is classified as long-term on the accompanying balance sheet.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UCI MEDICAL AFFILIATES, INC.

Date:  December 23, 1997            By:      /s/    M. F. McFarland
                                           M.F. McFarland, III, M.D.
                                           President and Chief Executive Officer

                                    By:      /s/   Jerry F. Wells, Jr.
                                            Jerry F. Wells, Jr.
                                            Executive Vice President of Finance
                                            and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  December 23, 1997            By:      /s/    M.F. McFarland
                                           M.F. McFarland, III, M.D.
                                           Chairman of the Board

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

                                    By:      /s/   Russell J. Froneberger
                                          Russell J. Froneberger
                                          Director

                                    By:      /s/  Ashby Jordan, M.D.
                                          Ashby Jordan, M.D.
                                          Director

                                    By:      /s/  Charles M. Potok
                                          Charles M. Potok
                                          Director

                                         UCI MEDICAL AFFILIATES, INC.
                                                 EXHIBIT INDEX


                                                                              PAGE NUMBER OR INCORPORATION BY
EXHIBIT NUMBER                                                                            REFERENCE TO
                                         DESCRIPTION
----------------    -------------------------------------------------------   -------------------------------------

      3.1           Amended and Restated Certificate of Incorporation         Exhibit 3.1 on the Form 10-KSB
                                                                              filed for fiscal year 1995

      3.2           Amended and Restated Bylaws                               Exhibit 3.2 on the Form 10-KSB
                                                                              filed for fiscal year 1995

      3.3           Amendment to Amended and Restated Bylaws                  Exhibit 3.3 on the Form 10-KSB
                                                                              filed for fiscal year 1996

     10.1           Facilities Agreement                                      Exhibit 10.1 on the Form 10-KSB
                                                                              filed for fiscal year 1996

     10.2           Employment Agreement between UCI Medical Affiliates       Exhibit 10.4 on the Form 10-KSB
                    of South Carolina, Inc. and M.F. McFarland, III, M.D.     filed for fiscal year 1995

     10.3           Employment Agreement between Doctor's Care, P.A. and      Exhibit 10.5 on the Form 10-KSB
                    M.F. McFarland, III, M.D.                                 filed for fiscal year 1995

     10.4           Employment Agreement between UCI Medical Affiliates       Exhibit 10.6 on the Form 10-KSB
                    of South Carolina, Inc. and D. Michael Stout, M.D.        filed for fiscal year 1995

     10.5           Employment Agreement between Doctor's Care, P.A. and      Exhibit 10.7 on the Form 10-KSB
                    D. Michael Stout, M.D.                                    filed for fiscal year 1995

     10.6           Lease and License Agreement with Companion                Exhibit 10.8 on the Form 10-KSB
                    Technologies                                              filed for fiscal year 1995

     10.7           UCI Medical Affiliates, Inc. 1994 Incentive Stock         Exhibit 10.9 on the Form 10-KSB
                    Option Plan                                               filed for fiscal year 1995

      21            Subsidiaries of the Registrant                            Exhibit 21 on the Form 10-KSB filed
                                                                              for fiscal year 1996

      27            Financial Data Schedule                                   Filed separately as Article Type 5