Form 10KSB40/A
period 1997-09-30
UCI MEDICAL AFFILIATES INC
filed 1998-01-28
CIK 737561

FORM 10-KSB/A
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

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

           Total number of pages, including the cover page, is 97. Exhibit Index is on pages 52-53.

                                         UCI MEDICAL AFFILIATES, INC.

                                            INDEX TO FORM 10-KSB/A

                                                                         PAGE
         PART I

Item 1   Description of Business.........................                   3

Item 2   Description of Property.........................                   7

Item 3   Legal Proceedings...............................                   8

Item 4   Submission of Matters to a Vote of Security Holders  ......        8

         PART II

Item 5   Market For Common Equity and
         Related Stockholder Matters................................        9

Item 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................       10

Item 7   Financial Statements ......................................       17

Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.....................       17

         PART III

Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.       18

Item 10  Executive Compensation.....................................       20

Item 11  Security Ownership of Certain Beneficial Owners
         and Management.............................................       22

Item 12  Certain Relationships and Related Transactions  ...........       24

Item 13  Exhibits and Reports on Form 8-K  .........................       27

                                                    PART I


Item 1.  Description of Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI provides nonmedical management and administrative services for a network of 40 freestanding medical centers (the "Centers") located throughout South Carolina (29 operating as Doctor's Care, one as Doctor's Surgical Group, one as Doctor's Orthopedic Group, four as Progressive Physical Therapy Services and five family practice offices operating under different names).

Organizational Structure

Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of Doctor's Care, P.A. (the "P.A.," and collectively with UCI and UCI-SC, the "Company"), which has contracted with UCI-SC to provide the medical direction of the Centers. The medical directors operate the Centers under the financial and operational control of UCI-SC. However, medical supervision of the Centers is provided solely by the P.A. The P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. UCI-SC has entered into an administrative services agreement with the P.A. for the performance of all administrative, management and support functions. UCI-SC believes that the services it provides to the P.A. which result in control over the assets of the P.A. and mandate financial statement consolidation under Generally Accepted Accounting Principles do not constitute the practice of medicine under applicable laws.

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

The Company is considering introducing its medical model into neighboring states as management believes that the same conditions that led to the Company's growth to date in South Carolina exist in other states. Although management believes that expansion into neighboring states is possible, there can be no assurance that expansion into other states would be successful.

Medical Services Provided at the Centers

The Company's Centers offer out-patient medical care, without appointment, for treatment of acute and episodic medical problems. The Centers provide a broad range of medical services which would generally be classified as within the scope of family practice and occupational medicine. The medical services are provided by licensed physicians, nurses and auxiliary support personnel. The services provided at the Centers include, but are not limited to, the following:

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

Capitated Reimbursement Arrangements

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

As a result of escalating health care costs, employers, insurers and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like the Company to administer medical care to HMO members. These contracts provide for payment to the Company on either a discounted fee-for-service or through capitation payments based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefit period.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A.'s physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenues in fiscal 1997.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. No capitation contracts currently in place at the Company have been determined to be insufficient to cover related costs of treatment. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

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

Competition and Marketing

All of the Company's Centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices and other competing freestanding medical centers. Some of these providers have financial resources which are greater than those of the Company. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than Centers such as those operated by the Company. The Company's Centers compete on the basis of accessibility, including evening and weekend hours, a no-appointment policy, the attractiveness of the Company's state-wide network to large employers and third party payors, and on a basis of a competitive fee schedule. In an effort to offset the competition's community recognition, the Company has substantially increased its marketing efforts. Regional marketing representatives have been added, focused promotional material has been developed and a newsletter for employers promoting the Company's activities has been initiated. Additionally, the Company has created a Family Practice Division to attract those patients who desire to visit the more traditional type doctor's office - by appointment.

Government Regulation

Federal law and the laws of many states, including South Carolina, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of the P.A., which has contracted with UCI-SC to provide the medical direction of the Centers. The P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services. UCI-SC has entered into an administrative services agreement with the P.A. for the performance by UCI-SC of all administrative, management and support functions. UCI-SC believes that the services it provides to the P.A. which result in control over the assets of the P.A. and mandate financial statement consolidation under Generally Accepted Accounting Principles do not constitute the practice of medicine under applicable laws. Accordingly, the Company believes that it is not in violation of applicable state laws relating to the practice of medicine.

As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company believes its operations are in material compliance with applicable laws. Nevertheless, because of the uniqueness of the structure of the relationship between UCI-SC and the P.A., many aspects of UCI's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of UCI's or the P.A.'s business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of UCI or that the health care regulatory environment will not change so as to restrict UCI's existing operations or its expansion.

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

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute", prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients. Although the Company believes that it is not in violation of the Anti-kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

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

Employees

As of September 30, 1997 and 1996, the Company had 480 and 429 employees, respectively (384 and 330, respectively, on a full-time equivalent basis). This includes 84 and 72 medical providers, respectively, employed by the P.A.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 1 (Description of Business) and in PART II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-KSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2.  Description of Properties

All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One Center is leased from an entity affiliated with the Company's Chairman. Six Centers are leased from Companion HealthCare Corporation and one
Center is leased from Companion Property and Casualty Insurance Company, principal shareholders of the Company. Ten of the Centers are leased from physician employees of the P.A. See additional information regarding these leases at Item 12, "Certain Relationships and Related Transactions."

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

                                                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq SmallCap Market under the symbol UCIA. The prices set forth below indicate the high and low bid prices reported on the Nasdaq SmallCap Market for the indicated periods.

                                                     Bid Price

Fiscal Year ended September 30, 1997              High                     Low

1st quarter (10/01/96 - 12/31/96)              $3-3/8                   $2-3/8
2nd quarter (01/01/97 - 03/31/97)               3-3/8                    2-1/2
3rd quarter (04/01/97 - 06/30/97)               2-11/16                  1-11/16
4th quarter (07/01/97 - 09/30/97)               2-3/4                    1-5/16


                                                     Bid Price

Fiscal Year ended September 30, 1996              High                     Low

1st quarter (10/01/95 - 12/31/95)               $4-1/4                   $3-1/8
2nd quarter (01/01/96 - 03/31/96)                5-1/8                    3-1/4
3rd quarter (04/01/96 - 06/30/96)                4                        3-1/4
4th quarter (07/01/96 - 09/30/96)                3-3/4                    2-7/8


                                                     Bid Price

Fiscal Year ended September 30, 1995              High                    Low

1st quarter (10/01/94 - 12/31/94)               $3-1/8                   $1-1/2
2nd quarter (01/01/95 - 03/31/95)                3-1/4                    1-1/2
3rd quarter (04/01/95 - 06/30/95)                3-3/8                    2-1/4
4th quarter (07/01/95 - 09/30/95)                3-1/4                    1-3/4


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

Recent Sales of Unregistered Securities

During the Company's fiscal year ended September 30, 1997, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D under the Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

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



                       STATEMENT OF OPERATIONS DATA
-------------------------------------------------------------------------------


                                           (In thousands, except per share data)

                                               For the year ended September 30,

                                               1997           1996           1995          1994          1993
                                            -----------     ---------     -----------    ----------    ----------

Revenues                                    $27,925          $23,254      $17,987          $12,540        $9,799
Income (loss) before extraordinary items        (84)             466       (1,360)             644           268
Net income (loss)                               (84)             466       (1,360)             644           407
Net income (loss) per share1                   (.02)             .11         (.43)             .28           .21
Weighted average number of shares
  outstanding1                                5,000            4,294        3,137            2,324         1,971


1 The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

                                                BALANCE SHEET DATA
-------------------------------------------------------------------------------

                                                                  (In thousands, except per share data)
                                            --------------------------------------------------------------------
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

Consolidation with the P.A.

The consolidated financial statements of the Company include the accounts of UCI, UCI-SC and the P.A. The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A., and notwithstanding the lack of majority ownership of the P.A. by UCI and UCI-SC, consolidation of the P.A. with UCI and UCI-SC is necessary to present fairly the financial position and results of operations of UCI and UCI-SC. The management agreement between UCI-SC and the P.A. conveys to UCI-SC perpetual, unilateral control over the assets and operations of the P.A. Control is perpetual rather than temporary because of (i) the length of the term of the agreement, (ii) the continuing investment of capital by UCI-SC, (iii) the employment of all of the non-physician personnel by UCI-SC and (iv) the nature of the services provided to the P.A. by UCI-SC.

In November 1997 the Emerging Issue Task Force (EITF) finalized EITF 97-2 which provides guidance on consolidation of physician practices and enhances related disclosures of physician practice management companies. This EITF 97-2 is effective for fiscal years ending after December 15 1998. The Company is in the process of evaluating any potential effect on its financial reporting format.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. As of September 30, 1997 and 1996, the P.A.
employed 84 and 72 medical providers, respectively.

The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1997, the Company has shown a substantial increase in revenues and in the number of medical centers under management. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

Results of Operations for the Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

For fiscal year 1997, revenues of $27,925,000 reflect an increase of 20% from the amount reported for fiscal year 1996. The following reflects revenue trends from fiscal year 1993 through fiscal year 1997:

                                 For the year ended September 30, (in thousands)
                         -------------------------------------------------------
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



The increase in revenue for fiscal year 1997 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers in South Carolina from 29 to 33 (as of September 30, 1997). The expansion included the addition of seven Centers and the closure of three Centers, for a net addition of three Centers to the cluster in Columbia (bringing the total to 18) and one Center in Greenville (bringing the total to six in this region). Myrtle Beach has four locations and the Charleston area has the remaining five sites. The revenue from the net increase in new locations in fiscal year 1997 and from the full year of operations of the locations added in fiscal year 1996 represented the most significant portion of the revenue growth. Of the $4,671,000 in revenue growth, approximately $876,000 was from the net increase of four locations opened in fiscal year 1997 and approximately $2,462,000 was the result of having the four locations opened during fiscal year 1996 operating for all of fiscal year 1997.

The increase of four Centers in fiscal year 1997 was net of two centers in the Columbia area and one center in the Myrtle Beach area that were closed during fiscal year 1997. Each of these centers were start-ups (versus acquisitions) and, therefore, had no related intangible assets recorded, and each had not proven to be profitable in a reasonable period of time. The aggregate costs of the three centers closed exceeded their aggregate revenues by $253,000 during fiscal year 1997.

The remainder of the revenue growth in fiscal year 1997 (approximately $1,333,000) was the result of "same center" growth in patient visits and charges. This represents an average growth of approximately seven (7%) percent in revenue at these established centers.

The Company, in fiscal year 1997, increased its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 20,000 capitated lives in fiscal year 1997 compared to 18,000 in fiscal year 1996 and 11,000 is fiscal year 1995. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for this possibility. Capitated revenue grew from approximately $2,400,000 for fiscal year 1996 to $3,100,000 ($700,000, or 15%, of the $4,671,000 in total revenue growth) in fiscal year 1997.

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

Increased revenues in fiscal year 1997 also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI. See additional information at Item 12, "Certain Relationships and Related Transactions".

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

                                       Percent (%) of            Percent (%) of
            Payor                      Patient Visits               Revenue
-----------------------------       -------------------        -----------------

   Patient Pay                                24%                       24%
   Employer Paid                              15%                       11%
   HMO                                        10%                       11%
   Workers Compensation                       10%                       14%
   Medicare/Medicaid                          12%                        7%
   Managed Care Insurance                     24%                       28%
   Other                                       5%                        5%

As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

The operating margin deterioration was also contributed to by the high costs of the three centers closed during fiscal year 1997. Costs exceeded revenues by $253,000 at these three centers during the fiscal year 1997.

Depreciation and amortization expense increased to $1,250,000 in fiscal year 1997, up from $961,000 in fiscal year 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's Centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Greenville and Columbia. Net interest expense increased from $583,000 in fiscal year 1996 to $813,000 in fiscal year 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, and debt associated with the acquisitions noted above.

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

Results of Operations for the Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996:

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

The Company has a $3,000,000 bank line of credit with an outstanding indebtedness of $2,906,000 at September 30, 1997. The line of credit bears interest of prime plus 1% with a maturity of December 1998. (Prime rate was 8.5% as of September 30, 1997.) The line of credit is used to fund the working capital needs of the Company's expansion.

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

On December 11, 1997, the Company renewed its long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent (prime rate was 8.5% as of September 30, 1997). This line of credit balance at September 30, 1997 is classified as long-term on the accompanying balance sheet.

Item 7.  Financial Statements

Reference is made to the Index to Financial Statements on Page 28.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                                   PART III


     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The UCI Restated Certificate of Incorporation provides for a classified Board of Directors so that, as nearly possible, one-third of the UCI Board of Directors is elected each year to serve a three-year term. Currently, the Board of Directors consists of seven directorships with staggered terms expiring at the Annual Meetings of Stockholders in 1998, 1999 and 2000. Pursuant to the authority granted to it by UCI's Bylaws, the Board of Directors has set the size of the Board of Directors at seven members. Set forth below is certain biographical information with respect to the directors of UCI.

Directors Whose Terms Expire in 2000

M.F. McFarland, III, M.D., 49, has served as Chairman of the Board, President and Chief Executive Officer of UCI since January 1987 and as a director of UCI since September 1984. From September 1984 until January 1987, he served as Vice President of UCI. He has served as President and as the sole director of UCI-SC and the P.A. for over five years. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association.

Charles M. Potok, 48, has served as a director of UCI since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company ("CP&C") since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance.

Directors Whose Terms Expire in 1999

Harold H. Adams, Jr., 50, has served as a director of UCI since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 25 years of involvement in the insurance industry and is a member of many professional and civic organizations.

Thomas G. Faulds, 56, has served as a director of UCI since August 1996 and as Executive Vice President of Private Business for Blue Cross Blue Shield of South Carolina since October 1991. Mr. Faulds has been with Blue Cross Blue Shield of South Carolina since March 1972 where he has served in key senior management positions in government programs, information systems and operations.

Directors Whose Terms Expire in 1998

Charles P. Cannon, 47, has served as a director of UCI since September 1995, as Vice President, Corporate Controller and Assistant Treasurer for Blue Cross Blue Shield of South Carolina since April 1988 and as Assistant Treasurer for its subsidiary, Companion HealthCare Corporation, since April 1988. Prior to joining BCBS in April 1988, he was a Senior Manager and consultant for Price Waterhouse LLP for eleven years. Mr. Cannon is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, the Institute of Management Accountants, and the Tennessee Society of Certified Public Accountants.

Russell J. Froneberger, 52, has served as a director of UCI since June 1994 and as President of Global Consulting, a multinational marketing and financial consulting firm, since 1991. Mr. Froneberger has over thirty years of international corporate finance and marketing experience, having been associated with Manufacturers Hanover Trust Company from 1967 to 1972, and South Carolina National Bank, where he served as Senior Vice President of Marketing and Corporate Development Relations from 1972 to 1991. He has lectured on finance and capital formation at major universities and was the founder and first Chairman of the Midlands International Trade Association in Columbia, South Carolina.

Ashby Jordan, M.D., 58, has served as a director of UCI since August 1996 and as Vice President of Medical Affairs of Blue Cross Blue Shield of South Carolina since December 1986. Prior to joining Blue Cross Blue Shield, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr.Jordan is Board Certified by the American Board of Pediatrics.

Executive Officers

The names and certain other biographical information of the executive officers, who are not also directors of UCI are as follows:

Jerry F. Wells, Jr., 35, has served as Chief Financial Officer and Executive Vice President of Finance of the Company since he joined the Company in February 1995 and as Corporate Secretary of the Company since December 1996. He has served as Chief Financial Officer and Corporate Secretary of UCI-SC and Corporate Secretary of the P.A. since December 1996. Prior to joining UCI, he served as a Senior Manager and consultant for Price Waterhouse LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

D. Michael Stout, M.D., 52, has served as Executive Vice President of Medical Affairs of UCI since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians and the Columbia Medical Society. Dr. Stout is also a member of the American College of Physician Executives.

Jon G. Keith, 48, has served as Executive Vice President and Chief Operating Officer of UCI and as Chief Operating Officer of UCI-SC since January 1997. Prior to that time, Mr. Keith served as Vice President for Corporate Services and Vice President for Administration for Baptist Healthcare System of South Carolina and Baptist Medical Center from 1985 until January 1997. Mr. Keith is a Diplomate with the American College of Healthcare Executives and a member of the Medical Group Management Association.

Jitendra S. Mehta, 46, has served as Executive Vice President of Development and Procurement of UCI since November 1993. Mr. Mehta has an extensive background in hospital and medical personnel administration. He served as Business Director of Multispecialty Clinic in Maryland from 1985 to 1989 and served as Vice President and Partner of Citrus Diagnostic Center from 1990 to 1993. Mr. Mehta is currently a member of American Registry for Radiological Technology and the Nuclear Medicine Technologist Certification Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the directors and officers of UCI to file reports of holdings and transactions in the common stock of UCI with the Securities and Exchange Commission ("SEC"). Based on UCI records and other information, UCI believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to the fiscal year ended September 30, 1997.

Item 10.   Executive Compensation

Executive Compensation

The following table sets forth the total compensation earned during the fiscal year ended September 30, 1997 and during each of the two prior fiscal years by the Company's President and Chief Executive Officer and the executive officers of the Company whose annual compensation from the Company exceeded $100,000 for all services provided to UCI, UCI-SC, and the P.A. No other executive officer of UCI, UCI-SC or the P.A. earned compensation in excess of $100,000 for services provided to UCI, UCI-SC or the P.A. in any of the three fiscal years reflected below.


                                               SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                 Compensation
                                                                                    Awards
                                                                               ------------------
                                                                                  Securities
                                            Annual Compensation                   Underlying               All Other
                                 ------------------------------------------
Name and Principal Position        FY        Salary(1)         Bonus(1)             Options             Compensation(2)
                                 -------- ----------------- ---------------    ------------------      -------------------

M.F. McFarland, III, M.D.         1997      $  316,540 (3)   $       0 (4)         141,675               $  7,968
Chairman, President and           1996         315,000 (3)      63,500 (4)          30,000                  7,368
Chief Executive Officer           1995         194,616 (3)     145,000 (4)          35,000                  6,818

D. Michael Stout, M.D.            1997      $  216,825 (5)   $       0 (6)          79,825              $       0
Executive Vice President of       1996         198,316 (5)           0 (6)          10,000                      0
Medical Affairs                   1995         157,600 (5)      32,000 (6)          20,000                      0


(1)  Amounts   included   under  the  heading   "Salary"  and  "Bonus"   include
     compensation from both UCI-SC and the P.A.

(2) Amounts included under the heading "All Other Compensation" are comprised of premiums for long term disability and life insurance provided by the Company for the benefit of Dr. McFarland.

(3) For services performed by Dr. McFarland for UCI-SC, a wholly-owned subsidiary of UCI, Dr. McFarland received an annual salary of $157,500 and $157,500 during the fiscal years ended September 30, 1997 and 1996, respectively. Dr. McFarland served without compensation from UCI-SC for his services during the fiscal year ended September 30, 1995. For services performed by Dr. McFarland for the P.A., an affiliated professional association that contracts with UCI-SC to provide all medical services at the Company's medical facilities, Dr. McFarland received an annual salary of $159,040, $157,500, and $194,616 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

(4) Pursuant to the employment agreement dated October 1, 1995 between UCI-SC and Dr. McFarland, UCI-SC accrued incentive bonuses during the fiscal years ended September 30, 1997 and 1996 payable to Dr. McFarland of zero and $63,500, respectively and made no payments to Dr. McFarland against accrued bonuses. The P.A. accrued a bonus payable to Dr. McFarland during the fiscal year ended September 30, 1995 of $145,000. Dr. McFarland received draws from the P.A. out of previously accrued bonuses of $62,000, $120,000 and $167,430 during the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

(5) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 and $45,833 during the fiscal years ended September 30, 1997 and 1996, respectively. Dr. Stout served without compensation from UCI-SC for his services during the fiscal year ended September 30, 1995. For services performed by Dr. Stout for the P.A., Dr. Stout received an annual salary of $166,825, $152,483, and $157,600 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

     (6) The P.A. accrued and paid bonuses to Dr. Stout of zero, zero and $32,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Option Grants

The following table sets forth certain information with respect to options to purchase Common Stock granted during the fiscal year ended September 30, 1997 to certain of the Company's executive officers. (All options reflected below vest one-third in each of the three years following grant date.)

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                  Individual Grants

                                        Number of
                                       Securities         Percent of Total
                                       Underlying          Options Granted        Exercise or
                                         Options            to Employees          Base Price            Expiration
             Name                        Granted             in FY 1997            Per Share               Date
--------------------------------     ----------------    --------------------    --------------     -------------------

M.F. McFarland, III, M.D.                  20,000                   4.49%           $  2.8875       Dec. 18, 2001
Chairman, President and Chief             121,675                  27.31%              2.1313       June 18, 2002
Executive Officer

D.Michael Stout, M.D.                       5,000                   1.12%              2.6250       Dec. 18, 2006
Executive Vice President of                74,825                  16.80%              1.9375       June 18, 2007
Medical Affairs


Fiscal Year-End Option Values

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held at September 30, 1997. None of the named executive officers exercised any options during the fiscal year ended September 30, 1997.

                                          1997 FISCAL YEAR-END OPTION VALUES

                                      Number of Securities Underlying                    Value of Unexercised
                                      Unexercised Options at 09/30/97              In-the-Money Options at 09/30/97
                                  ----------------------------------------     -----------------------------------------
                                     Exercisable           Unexercisable          Exercisable           Unexercisable
                                  ------------------     ------------------    ------------------     ------------------

M.F. McFarland, III, M.D.                 33,333              173,342                $         0           $   44,862
Chairman, President and
Chief Executive Officer

D.    Michael Stout, M.D.                 16,666               93,159                          0               42,090
Executive Vice President of
Medical Affairs



Compensation of Directors

Non-employee directors are paid a fee of $500 for attendance at each meeting of the Board of Directors. Non-employee directors of UCI are reimbursed by UCI for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

During the fiscal year 1996, UCI adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of UCI's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 1997, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, none of which were exercisable.

During the fiscal year 1997, UCI adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to four non-employee directors for the purchase of 20,000 shares of UCI's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued each to Charles P. Cannon, Thomas G. Faulds, Ashby H. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 1997, there were stock options outstanding under the 1997 Non-Employee Plan for 20,000 shares, none of which were exercisable.

Employee Contracts

Effective October 1, 1995, Dr. McFarland entered into a five year contract with UCI-SC that provides for annual compensation of $157,500, the use of one automobile, and an incentive bonus payable at the end of the Company's fiscal year subject to the Board of Directors' determination and based upon net income and gross revenue of the Company for the same year. Also, effective October 1, 1995, Dr. McFarland entered into a five year contract with the P.A. that provides for annual compensation of $157,500.

Effective November 1, 1995, Dr. Stout entered into a five year contract with UCI-SC that provides for annual compensation of $50,000. Also, effective November 1, 1995, Dr. Stout entered into a five year contract with the P.A. that provides for annual compensation of $160,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock of UCI as of September 30, 1997. Information is presented for (i) shareholders owning more than five percent of the outstanding common stock, (ii) each director and executive officer of UCI, individually, and (iii) all directors and executive officers of UCI, as a group. Except as otherwise specified, each of the shareholders named in the table has indicated to UCI that such shareholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that shareholder. Beneficial ownership reflected in the table below is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within sixty days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                              Number of Shares
                         Name                                Beneficially Owned          Percentage
-------------------------------------------------------     ----------------------    ------------------
Blue Cross Blue Shield of South Carolina                               2,624,6231                45.69%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                                                572,4612                 9.91%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

D. Michael Stout, M.D.                                                   275,1263                 4.78%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Harold H. Adams, Jr.                                                        2,000                     *
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                                               0                     0
I-20 at Alpine Road
Columbia, SC  29219

Thomas G. Faulds                                                                0                     0
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                                      2,000                     *
1201 Main Street, Suite 1980
Columbia, SC  29201

Ashby  Jordan, M.D.                                                             0                     0
I-20 at Alpine Road
Columbia, SC  29219

Jitendra Mehta                                                            16,6674                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Jon G. Keith                                                                  500                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Charles M. Potok                                                                0                     0
I-20 at Clemson Road
Columbia, SC  29219

Jerry F. Wells, Jr.                                                       25,0005                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

All current directors and executive officers
   as a group (11 persons)                                               893,754                15.56%


     * Amount  represents  less than  1.0%.

1 Shares  are held of record by CHC
(2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.
     2 Includes 33,333 shares which may be acquired pursuant to the exercise of stock options.

     3 Includes 16,666 shares which may be acquired pursuant to the exercise of stock options.

     4 Includes 16,667 shares which may be acquired pursuant to the exercise of stock options.

     5 Includes 25,000 shares which may be acquired pursuant to the exercise of stock options


Item 12. Certain Relationships and Related Transactions

Agreements with Doctor's Care

Facilities Agreement. Pursuant to a Facilities Agreement between UCI-SC and the P.A. (the "Facilities Agreement"), UCI-SC supplies to the P.A. the facilities, equipment and assets of the Centers as well as such non-medical personnel as are reasonably required by the P.A. in the operation of the Centers. In exchange, the P.A. provides the necessary staffing for the performance of medical services at the Centers, including a physician to serve as Executive Medical Director having overall responsibility for the operations of the Centers. From the fees paid each month to the P.A. for services rendered at the Centers, the P.A. retains an amount equal to the cost of all narcotic drugs purchased by the P.A. during the month and an amount sufficient to satisfy the payroll and related personnel costs of the P.A. for physicians and other medical providers at the Centers, with the balance of the fees paid to UCI-SC. During the Company's fiscal years ended September 30, 1997, 1996, and 1995, the P.A. received an aggregate of approximately $27,925,000, $23,254,000, and $17,987,000, respectively, in fees prior to deduction by the P.A. of its payroll and other related deductible costs covered under the Facilities Agreement. For accounting purposes, the operations of the P.A. are combined with the operations of the Company and are reflected in the consolidated financial statements of the Company. Pursuant to the employment agreement between the P.A. and Dr. McFarland, Dr. McFarland serves as Executive Medical Director of the Centers, and is paid an annual salary for his services in such position. Refer to footnotes (3) and (4) of the Summary Compensation Table for compensation paid to Dr. McFarland by the P.A. during the fiscal years ended September 30, 1997, 1996, and 1995. Pursuant to the employment agreement between the P.A. and Dr. Stout, Dr. Stout provides medical services to the P.A., and is paid an annual salary for such services. Refer to footnotes (5) and (6) of the Summary Compensation Table for compensation paid to Dr. Stout by the P.A. during the fiscal years ended September 30, 1997, 1996, and 1995. In September 1996, the Facilities Agreement was renewed for an additional fifteen-year term. In January 1995, the Facilities Agreement was modified to provide UCI-SC with certain rights to terminate the Facilities Agreement (a) upon the death of Dr. McFarland, (b) upon Dr. McFarland ceasing to own, either directly or indirectly, a controlling interest in the P.A., or (c) upon Dr. McFarland becoming a "disqualified person" as defined by the South Carolina Business Corporation Act of 1988, as amended.

Refund Agreement. Pursuant to a Facilities Fee Refund Agreement (the "Refund Agreement") entered into among UCI, UCI-SC and the P.A., the P.A. was entitled to receive a refund of a portion of the fees payable to UCI-SC under the Facilities Agreement with respect to fourteen of the Centers. The Refund Agreement was terminated effective October 1, 1995. During UCI's fiscal years ended September 30, 1997 and 1996, UCI-SC made payments to the P.A. of $62,000 and $120,000, respectively, against accumulated refunds payable. At September 30, 1997 and 1996, UCI-SC had refunds payable to the P.A. of approximately $94,000 and $156,000, respectively.

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Each of these leases has a five year renewal option, and a rent guarantee by the P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1997 and 1996 were $319,730 and $306,178, respectively.

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

      The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1994 for a five year term. The lease has two five-year renewal options and provides UCI-SC with an option to purchase the facility at its fair market value after October 1995. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were $45,600 and $45,600, respectively, plus utilities and real estate taxes.

      The Doctor's Care Lexington facility was leased from a general partnership in which Dr. McFarland and Dr. Stout were general partners. The Doctor's Care Lexington facility was sold in February 1996 to unrelated third parties who lease it to the Company. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were zero and $14,125, respectively, plus utilities and real estate taxes.

      The Doctor's Care West Columbia and the Doctor's Care Beltline facilities were leased from a general partnership in which Dr. McFarland and Dr. Stout were general partners. Both of these centers' facilities were sold in May 1996 to unrelated third parties who lease them to the Company. Total lease payments made by UCI-SC under these two leases during the fiscal years ended September 30, 1997 and 1996 were zero and $46,516, respectively, plus utilities and real estate taxes. In connection with its agreement to lease these two facilities, UCI-SC guaranteed the lessor's mortgage debt relating to the two facilities. At September 30, 1997 and 1996, the outstanding balance of such debt was zero and zero, respectively, plus utilities and real estate taxes.

      The Doctor's Care Lugoff facility was leased directly from Dr. McFarland. This facility was sold in May 1996 to an unrelated third party who leases it to the Company. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were zero and $16,613, respectively, plus utilities and real estate taxes.

Other Transactions with Related Parties

Blue Cross Blue Shield of South Carolina ("BCBS") owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30,1997, CHC owned 2,006,442 shares of UCI's outstanding common stock and CP&C owned 618,181 shares of UCI's outstanding common stock, which combine to approximately 46% of UCI's outstanding common stock.

The following is a historical summary of BCBS and its subsidiaries' purchases of UCI's common stock.

                                                      Price             Total
   Date                             Number             per            Purchase
Purchased         Entity          of Shares          Share             Price
-----------    ----------     --------------     ----------      --------------
12/10/93            CHC               333,333        1.50          $    500,000
06/08/94            CHC               333,333        3.00          $  1,000,000
01/16/95            CHC               470,588        2.13          $  1,000,000
05/24/95            CHC               117,647        2.13          $    250,000
11/03/95            CHC               218,180        2.75          $    599,995
12/15/95            CHC               218,180        2.75          $    599,995
03/01/96            CHC               109,091        2.75          $    300,000
06/04/96           CP&C               218,181        2.75          $    599,998
06/23/97           CP&C               400,000        1.50          $    600,000

Including shares purchased by CHC from third parties, at September 30, 1997, BCBS controls 2,624,623 shares, or approximately 46% of UCI's outstanding common stock. The shares acquired by CHC and CP&C from UCI were purchased pursuant to stock purchase agreements and were not registered. The shares acquired by CHC and CP&C were purchased at amounts below fair value at time of purchase due to lower issuance costs incurred by UCI of these unregistered securities. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of UCI in the event that UCI issues additional stock to other parties (excluding shares issued to employees or directors of UCI).

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

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the Company's fiscal year ended September 30, 1995, UCI-SC executed a $400,000.00 note payable to CP&C payable in monthly installments of $4,546 (including 11% interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable. The terms of the agreement with CP&C are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

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

The Company contracts with Adams and Associates for its workers compensation and professional liability insurance coverage. Aggregate premiums paid during the fiscal year ended September 30, 1997 in connection with such policies were approximately $155,000. Adams and Associates contracts with CP&C to be the insurance carrier for the Company's workers compensation insurance coverage. During the fiscal year ended September 30, 1996, Adams and Associates provided short-term financing to the Company for approximately $17,000 in workers compensation audit premiums, which was paid in full during the fiscal year ended September 30, 1997. Harold H. Adams, Jr. is the President and owner of Adams and Associates and is also a director of the Company. Effective November 1, 1997, the Company no longer contracts through Adams and Associates for any of its insurance coverage. Management of the Company believes that the terms of its contracts with Adams and Associates were no more or less favorable to the Company than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.

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

Item 13.   Exhibits and Reports on Form 8-K

A listing of the exhibits to the Form 10-KSB is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.

Reports on Form 8-K

         The Company filed a Form 8-K on August 5, 1997 which reported the acquisition by UCI-SC of Springwood Lake Family Practice Center, P.A. of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on October 18, 1997.

The Company filed a Form 8-K on September 1, 1997 which reported the acquisition by UCI-SC of Clifton G. Aycock, M.D., P.A. of Camden, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on November 13, 1997.

The Company filed a Form 8-K on September 9, 1997 which reported the acquisition by UCI-SC of Leif Martin Adams, D.O., P.A. of Summerville, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on November 19, 1997.

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page(s)

Report of Independent Accountants...........................                30


Consolidated Balance Sheets at September 30, 1997 and 1996..                31


Consolidated Statements of Operations for the years
         ended September 30, 1997, 1996 and 1995  ..........                32


Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1997, 1996 and 1995..            33


Consolidated Statements of Cash Flows for the years
         ended September 30, 1997, 1996 and 1995  ..............            34


Notes to Consolidated Financial Statements......................         35-50




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

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity


                                          Common Stock                   Paid-In            Accumulated
                                 --------------------------------
                                     Shares           Par Value          Capital              Deficit               Total
                                 ----------------    -------------    ---------------    ------------------    ----------------

Balance, September 30, 1994          2,622,178         $131,109         $7,728,554           $ (5,256,896)     $ 2,602,767
   Net income (loss)                       ---              ---                ---             (1,359,739)      (1,359,739)
   Issuance of common stock            885,888           44,294          1,975,706                     --        2,020,000
   Other                                    98                5            (10,004)                    (4)         (10,003)
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1995          3,508,164          175,408           9,694,256            (6,616,639)        3,253,025
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                       ---              ---                 ---               466,079           466,079
   Exercise of Stock Options             2,300              115                 460                   ---               575
   Issuance of common stock          1,297,350           64,868           4,077,677                   ---         4,142,545
   Other                                    (7)              (1)            (40,000)                  ---           (40,001)
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1996          4,807,807          240,390          13,732,393            (6,150,560)        7,822,223
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                       ---              ---                 ---               (83,726)          (83,726)
   Issuance of common stock            937,162           46,858           1,703,142                   ---         1,750,000
   Other                                    (4)             ---                 ---                   ---               ---
                                 ================    =============    ===============    ==================    ================
Balance, September 30, 1997          5,744,965       $  287,248        $ 15,435,535          $ (6,234,286)       $9,488,497

                                 ================    =============    ===============    ==================    ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                          UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Cash Flows

                                                                            For the Years Ended September 30,
                                                                -----------------------------------------------------------
                                                                      1997                 1996                 1995
                                                                ------------------    ----------------     ----------------
Operating activities:
Net income (loss)                                               $      (83,726)       $     466,079        $   (1,359,739)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                              (8,809)              (2,105)               (5,493)
      Provision for losses on accounts receivable                    1,106,252              627,508               544,208
      Depreciation and amortization                                  1,250,349              961,115               579,224
      Common stock issued                                                    0                    0                 4,125
      Deferred taxes                                                  (700,000)            (440,000)                    0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                       (2,679,489)          (2,447,650)           (1,379,019)
   (Increase) decrease in inventory                                    (83,521)            (142,549)              (47,992)
   (Increase) decrease in prepaid expenses and other
      current assets                                                  (137,833)            (159,324)             (158,536)
   Increase (decrease) in accounts payable and accrued
      expenses                                                         876,253              (59,707)            1,363,180
                                                                ------------------    ----------------     ----------------

Cash provided by (used in) operating activities                       (460,524)          (1,196,633)             (460,042)
                                                                ------------------    ----------------     ----------------

Investing activities:
Purchases of property and equipment                                   (531,941)            (438,491)             (620,584)
Acquisitions of goodwill                                              (286,896)            (239,832)              (24,426)
(Increase) decrease in other assets                                     11,042              (14,654)                2,760
                                                                ------------------    ----------------     ----------------

Cash provided by (used in) investing activities                       (807,795)            (692,977)             (642,250)
                                                                ------------------    ----------------     ----------------

Financing activities:
Proceeds from issuance of common stock,
   net of redemptions                                                 600,000             2,089,990             1,240,000
Net borrowings (payments) under line-of-credit agreement            2,030,844               400,000               475,000
Proceeds from issuance of common stock under
   stock option plan                                                        0                   575                     0
Proceeds from increase in long-term debt                              280,000               600,095
Payments on long-term debt                                         (1,865,533)           (1,039,879)             (746,481)
                                                                ------------------    ----------------     ----------------

Cash provided by financing activities                               1,045,311             2,050,781               968,519
                                                                ------------------    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                     (223,008)              161,171              (133,773)
Cash and cash equivalents at beginning of year                        237,684                76,513               210,286
                                                                ------------------    ----------------     ----------------

Cash and cash equivalents at end of year                        $      14,676         $     237,684         $      76,513
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

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 and 1997 presentation.


2.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                                         1997                     1996
                                                                 ---------------------    ---------------------
Leasehold improvements                                               $     827,218            $     558,098
Property and equipment, including capitalized leases                     5,899,703                4,767,920
                                                                 ---------------------    ---------------------
                                                                         6,726,921                5,326,018
Less, accumulated depreciation and amortization                         (2,724,222)              (2,025,970)
                                                                 ---------------------
                                                                                          =====================
                                                                     $  4,002,699             $   3,300,048
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

                                                         Unaudited
                                         -----------------------------------
                                               1997                1996
                                         ---------------     ---------------

Revenue                                     $30,124,821      $26,287,192
Net income (loss)                           $    26,717      $   583,222
Net income (loss) per common
   and common equivalent share              $         0      $       .12

4.       Income Taxes

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                                           1997                 1996
                                    ---------------    -----------------
Current:
   Federal                            $   31,675           $   12,267
   State                                   2,795                   --
                                     --------------    -----------------
                                          34,470               12,267
                                     --------------    -----------------
Deferred:
   Federal
                                        (643,243)            (404,324)
   State                                 (56,757)             (35,676)
                                     --------------    -----------------
                                        (700,000)            (440,000)
                                     --------------    -----------------

Total income tax benefit               $(665,530)           $(427,733)
                                     ==============    =================

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:

                                    1997            1996             1995
                                -------------    ------------    -------------
Allowance for doubtful accounts  $  53,053       $ (151,008)     $   169,043
Related party accruals              22,940           21,734           (7,673)
Operating loss carryforwards      (238,726)         180,489         (687,242)
Accumulated depreciation            68,809           75,388           58,324
                                -------------    ------------    -------------
                                   (93,924)         126,603         (467,548)
Changes in valuation allowance    (606,076)        (566,603)         467,548
                                -------------    ------------    -------------
                                 $(700,000)       $(440,000)     $       ---
                                =============    ============    =============

At September 30, 1997, 1996 and 1995 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                    1997             1996              1995
                                 -----------      ----------      ------------
Allowance for doubtful accounts $  325,034        $   378,087     $    227,079
Related party accruals              58,420             81,360          103,094
Operating loss carryforwards     2,993,578          2,754,874        2,935,363
Accumulated depreciation          (279,548)          (210,762)        (135,374)
                                 -----------      -----------     ------------
                                $3,097,483        $ 3,003,559     $ 3,130,162
                                 ===========      ===========     ============

Valuation allowance             $1,345,301        $ 1,951,377     $ 2,517,980
                                 ===========      ===========     ============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                               1997                 1996                 1995
                                                         -----------------    -----------------    ------------------
Tax at federal statutory rate                            $ (254,747)          $    13,038            $ (462,311)
Effect on rate of:
  Amortization of goodwill                                   67,528                48,704                15,708
  Non deductible expenses                                    12,068                32,091                21,107
  Life insurance premiums                                       815                 5,392                 3,044
  Other, net                                                114,882                27,378               (45,096)
  Change in valuation allowance                            (606,076)             (566,603)              467,548
                                                         -----------------    ------------------    -----------------
                                                         $ (665,530)          $  (440,000)           $      ---
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
                                                                            =================    =================

Aggregate maturities of notes payable and capital leases in each of the five years 1998 through 2002 are as follows:

                              Notes Payable      Capital Leases
Year ending September 30:                                              Total
                              --------------     --------------    ------------
              1998            $     402,144     $       616,180    $   1,018,324
              1999                3,188,388             589,373        3,777,761
              2000                  292,597             390,557          683,154
              2001                  284,319             228,674          512,993
              2002                  598,929              95,941          694,870
              Thereafter          1,251,692                   0        1,251,692
                              ================   ================= =============
                               $  6,018,069       $   1,920,725     $  7,938,794
                              ================   ================= =============

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

                                                                        1996        1996 Non-      1997      1997 Non-
                                  1984      1984      1994      1994    Non-Employee Employee   Non-Employee  Employee
       Stock Options              Plan      Plan      Plan      Plan       Plan        Plan        Plan         Plan
----------------------------    ---------- -------- ---------- -------- ----------- ----------- ------------ -----------
Outstanding at 10/01/94            20,600                   0
   Granted FY 94/95                     0             242,000
   Exercised FY 94/95                   0                   0
   Forfeited FY 94/95             (5,100)                   0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/95            15,500             242,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/95         15,500                   0
                                ----------          ----------          -----------             ------------
   Weighted average fair
    value of options
    grantedduring fiscal year
    94/95
 for options whose                          N/A                 2.9318                     N/A                      N/A
    exercise price:                         N/A                 2.8750                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
         value

   Granted FY 95/96                     0             140,500               10,000
   Exercised FY 95/96             (2,300)                   0                    0
   Forfeited FY 95/96               (400)            (23,000)                    0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/96            12,800             359,500               10,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/96         12,800              73,000                    0
                                ----------          ----------          -----------             ------------
   Weighted average fair
    value of options
granted
    during fiscal year
95/96
    for options whose                          N/A              3.5395                  3.5000                      N/A
    exercise price:                            N/A              4.0000                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
         value

   Granted FY 96/97                     0             445,500                    0                   20,000
   Exercised FY 96/97                   0                   0                    0                        0
   Forfeited FY 96/97                   0            (55,000)                    0                        0
                                ----------          ----------          -----------             ------------
Outstanding at 09/30/97            12,800             750,000               10,000                   20,000
                                ----------          ----------          -----------             ------------

   Exercisable at 09/30/97         12,800             164,500                    0                        0
   Weighted average fair
    value of options
granted
    during fiscal year
96/97
    for options whose                          N/A              2.1608                     N/A                   2.5000
    exercise price:                            N/A              2.6250                     N/A                      N/A
    (1)   equals fair value
    (2)   exceeds fair
value

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                1996                  1997
         Weighted Average                                                   Non-Employee          Non-Employee
          Exercise Price                 1984 Plan        1994 Plan             Plan                  Plan
------------------------------------    -------------    -------------    -----------------     ------------------

Outstanding at 10/01/94                          .25                0
   Granted FY 94/95                                0           2.9941
   Exercised FY 94/95                              0                0
   Forfeited FY 94/95                            .25                0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/95                          .25           2.9941
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/95                       .25                0
                                        -------------    -------------    -----------------     ------------------

   Granted FY 95/96                                0           3.7055                 3.50
   Exercised FY 95/96                            .25                0                    0
   Forfeited FY 95/96                            .25           2.8750                    0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/96                          .25           3.2797                 3.50
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/96                       .25           3.0066                    0
                                        -------------    -------------    -----------------     ------------------

   Granted FY 96/97                                0           2.1934                    0                   2.50
   Exercised FY 96/97                              0                0                    0                      0
   Forfeited FY 96/97                              0           3.3409                    0                      0
                                        -------------    -------------    -----------------     ------------------
Outstanding at 09/30/97                          .25           2.6320                 3.50                   2.50
                                        -------------    -------------    -----------------     ------------------

   Exercisable at 09/30/97                       .25           3.1591                    0                      0
                                        -------------    -------------    -----------------     ------------------


The following table summarizes options outstanding and exercisable by price range as of September 30, 1997:

                                       Options Outstanding                          Options Exercisable
                        ---------------------------------------------------    ------------------------------
                                              Weighted-
                                               Average          Weighted                          Weighted
                                              Remaining         Average                           Average
                                             Contractual        Exercise                          Exercise
  Range of Price         Outstanding            Life             Price          Exercisable        Price
-------------------     ---------------    ----------------   -------------    --------------   -------------

$0.00 to $  .99                 12,800        5.25 years               .25            12,800             .25
$1.00 to $1.99                 210,825        9.67                  1.9375                 0             N/A
$2.00 to $2.99                 388,675        7.06                   2.583            87,667           2.875
$3.00 to $3.99                 137,500        6.81                   3.364            62,500           3.301
$4.00 to $4.99                  43,000        4.68                   4.279            14,333           4.279
                        ===============                                        ==============
                               792,800                                               177,300
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

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1997, are as follows:

                                                                   Operating
                                                                     Leases
                                                                ---------------
                           Year ending September 30:
                             1998                                $    1,848,037
                             1999                                     1,836,627
                             2000                                     1,697,263
                             2001                                     1,605,596
                             2002                                     1,289,692
                              Thereafter                              7,685,245
                                                                ---------------
                           Total minimum lease payments           $  15,962,460
                                                                ===============

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


                                          UCI MEDICAL AFFILIATES, INC.

Date:  January 28, 1998                   By:      /s/    M. F. McFarland
                                                   ----------------------
                                                   M.F. McFarland, III, M.D.
                                                   President and
                                                   Chief Executive Officer

                                          By:      /s/    Jerry F. Wells, Jr.
                                                   Jerry F. Wells, Jr.
                                                   Executive Vice President of
                                                   Finance, Chief Financial
                                                   Officer, and Principal
                                                   Accounting Officer

                                         UCI MEDICAL AFFILIATES, INC.
                                                 EXHIBIT INDEX


                                                                                PAGE NUMBER OR INCORPORATION BY
EXHIBIT NUMBER                                                                            REFERENCE TO
                                         DESCRIPTION
----------------    -------------------------------------------------------   -------------------------------------

      3.1           Amended and Restated  Certificate of  Incorporation of    Exhibit 3.1 on the Form 10-KSB
                    UCI Medical Affiliates, Inc. ("UCI")                      filed for fiscal year 1995

      3.2           Amended and Restated Bylaws of UCI                        Exhibit 3.2 on the Form 10-KSB
                                                                              filed for fiscal year 1995

      3.3           Amendment to Amended and Restated Bylaws of UCI           Exhibit 3.3 on the Form 10-KSB
                                                                              filed for fiscal year 1996

      4.1           Convertible   Subordinated   Debenture  of  UCI  dated                     54
                    October  6, 1997  payable to FPA  Medical  Management,
                    Inc. ("FPAMM")

      4.2           Stock  Purchase  Warrant  Agreement  dated  October 6,                     60
                    1996 between UCI and FPAMM

     10.1           Facilities  Agreement dated May 8, 1984 by and between    Exhibit 10.1 on the Form 10-KSB
                    UCI  Medical   Affiliates  of  South  Carolina,   Inc.    filed for fiscal year 1996
                    ("UCI-SC")  and  Doctor's   Care,   P.A.,  as  amended
                    September 24, 1984 and January 13, 1995

     10.2           Amendment  No.  3  dated  September  17,  1996  to the                     65
                    Facilities  Agreement  listed as Exhibit  10.1 to this
                    report

     10.3           Employment  Agreement  dated  October 1, 1995  between    Exhibit 10.4 on the Form 10-KSB
                    UCI-SC and M.F. McFarland, III, M.D.                      filed for fiscal year 1995

     10.4           Employment  Agreement  dated  October 1, 1995  between    Exhibit 10.5 on the Form 10-KSB
                    Doctor's Care, P.A. and M.F. McFarland, III, M.D.         filed for fiscal year 1995

     10.5           Employment  Agreement  dated  November 1, 1995 between    Exhibit 10.6 on the Form 10-KSB
                    UCI-SC and D. Michael Stout, M.D.                         filed for fiscal year 1995

     10.6           Employment   Agreement   November   1,  1995   between    Exhibit 10.7 on the Form 10-KSB
                    Doctor's Care, P.A. and D. Michael Stout, M.D.            filed for fiscal year 1995

     10.7           Lease and  License  Agreement  dated  March  30,  1994    Exhibit 10.8 on the Form 10-KSB
                    between  Doctor's  Care,  P.A.  and  Blue  Cross  Blue    filed for fiscal year 1995
                    Shield of South Carolina

     10.8           Note Payable dated  February 28, 1995 between  UCI-SC,                     67
                    as  payor,   and   Companion   Property  and  Casualty
                    Insurance Company, as payee


                                                                                PAGE NUMBER OR INCORPORATION BY
EXHIBIT NUMBER                                                                            REFERENCE TO
                                         DESCRIPTION
----------------    -------------------------------------------------------   -------------------------------------

     10.9           Revolving  Line of  Credit  dated  November  11,  1996                     70
                    between Carolina First Bank and UCI

     10.10          Stock  Option  Agreement  dated March 20, 1996 between                     76
                    UCI and Harold H. Adams, Jr.

     10.11          Stock  Option  Agreement  dated March 20, 1996 between                     79
                    UCI and Russell J. Froneberger

     10.12          Stock  Option  Agreement  dated March 27, 1997 between                     82
                    UCI and Charles P. Cannon

     10.13          Stock  Option  Agreement  dated March 27, 1997 between                     85
                    UCI and Thomas G. Faulds

     10.14          Stock  Option  Agreement  dated March 27, 1997 between                     88
                    UCI and Ashby Jordan, M.D.

     10.15          Stock  Option  Agreement  dated March 27, 1997 between                     91
                    UCI and Charles M. Potok

     10.16          UCI Medical  Affiliates,  Inc.  1994  Incentive  Stock    Exhibit 10.9 on the Form 10-KSB
                    Option Plan                                               filed for fiscal year 1995

     10.17          Consulting  Agreement  dated December 10, 1996 between                     94
                    UCI and Global Consulting, Inc.

      21            Subsidiaries of the Registrant                            Exhibit 21 on the Form 10-KSB filed
                                                                              for fiscal year 1996

      27            Financial Data Schedule                                   Filed separately as Article Type 5
                                                                              via Edgar