Form 10-Q
period 1997-12-31
UCI MEDICAL AFFILIATES INC
filed 1998-02-12
CIK 737561

1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      December 31, 1997
                                    ----------------------------------

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

        6,052,164 shares of $.05 common stock outstanding at December 31, 1997

  Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - December 31, 1997
                           and September 30, 1997                                                   3

                           Consolidated Statements of Operations for the quarters
                           ended December 31, 1997 and December 31, 1996                            4

                           Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 1997 and December 31, 1996                            5

                           Notes to Consolidated Financial Statements                               6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                 7 -  9


PART II           OTHER INFORMATION

                  Items 1-6                                                                        10


SIGNATURES                                                                                         11

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                     December 31, 1997        September 30,
                                                                                                   1997
                                                                     -------------------     -----------------
                                                                         (unaudited)               (audited)
Assets
Current assets
   Cash and cash equivalents                                         $              0         $       14,676
   Accounts receivable, less allowance for doubtful accounts
       of $923,721 and $878,469                                            6,862,480               5,943,884
   Inventory                                                                 538,396                 502,888
   Deferred taxes                                                            334,945                 334,945
   Prepaid expenses and other current assets                                 629,653                 579,217
                                                                     -------------------    ----------------
Total current assets                                                       8,365,474               7,375,610

Property and equipment less accumulated depreciation of
   $2,957,691 and $2,724,222                                               4,474,621               4,002,699
Deferred taxes                                                             1,417,237               1,417,237
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,821,679 and
   $1,664,739                                                             8,437,440                7,801,607
Other assets                                                                266,380                  266,379
                                                                     -------------------     -----------------
Total Assets                                                         $   22,961,152            $  20,863,532
                                                                     ===================     =================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                 $      916,411          $       840,879
   Current portion of long-term debt payable to employees                   201,518                  177,445
   Accounts payable                                                       2,956,625                2,039,506
   Accrued salaries and payroll taxes                                       676,107                  959,068
   Other accrued liabilities                                                371,630                  437,667
                                                                   ----------------         -----------------
Total current liabilities                                                 5,122,291                4,454,565

Long-term debt, net of current portion                                    7,833,551                6,438,655
Long-term debt payable to employees, net of current portion                 564,782                  481,815
                                                                     -------------------     -----------------
Total Liabilities                                                        13,520,624               11,375,035
                                                                     -------------------     -----------------

Commitments and contingencies                                                     0                        0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                 0                        0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 6,052,164 and 5,744,965 shares                302,608                  287,248
   Paid-in capital                                                       16,249,546               15,435,535
   Accumulated deficit                                                   (7,111,626)              (6,234,286)
                                                                     -------------------     -----------------
Total Stockholders' Equity                                                9,440,528                9,488,497
                                                                     -------------------     -----------------

Total Liabilities and Stockholders' Equity                           $   22,961,152            $  20,863,532
                                                                     ===================     =================

              The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three Months Ended December 31,
                                                                    1997                    1996
                                                             --------------------     ------------------

Revenues                                                     $   8,077,876            $   6,487,908
Operating costs                                                  8,243,266                6,130,191
                                                             --------------------     ------------------
Operating margin                                                  (165,390)                 357,717

General and administrative expenses                                 25,434                   37,709
Depreciation and amortization                                      406,168                  289,474
                                                             --------------------     ------------------
Income (loss) from operations                                     (596,992)                  30,534

Other income (expense)
   Interest expense, net of interest income                       (279,351)                (166,794)
   Gain (loss) on disposal of equipment                               (439)                       0
                                                             --------------------     ------------------
Other income (expense)                                            (279,790)                (166,794)

Income (loss) before benefit (provision ) for
   income taxes                                                   (876,782)                (136,260)
Benefit (provision )for income taxes                                  (558)                 166,382
                                                             --------------------     ------------------

Net income (loss)                                            $    (877,340)          $       30,122
                                                              ==================     ====================

Basic earnings (loss) per share                              $        (.15)          $          .01
                                                             ====================     ==================

Basic weighted average common shares outstanding                 6,041,980                4,807,807
                                                             ====================     ==================

Diluted earnings (loss) per share                            $        (.14)          $          .01
                                                             ====================     ==================

Diluted weighted average common shares outstanding               6,061,945                4,819,491
                                                             ====================     ==================

              The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                   Three Months Ended December 31,
                                                                      1997                 1996
                                                                ------------------    ----------------
Operating activities:
Net income (loss)                                               $    (877,340)        $      30,122
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                439                     0
      Provision for losses on accounts receivable                     244,613               130,720
      Depreciation and amortization                                   406,168               289,474
      Deferred Taxes                                                        0              (175,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                        (899,080)             (684,836)
   (Increase) decrease in inventory                                   (35,508)               (4,776)
   (Increase) decrease in prepaid expenses and other
      current assets                                                  (50,435)             (165,981)
   Increase (decrease) in accounts payable and accrued
      expenses                                                        562,078              (164,782)
                                                              ----------------     ------------------

Cash provided by (used in) operating activities                      (649,065)             (745,059)
                                                             ------------------    ------------------

Investing activities:
Purchases of property and equipment                                 (289,260)              (135,519)
Acquisitions of goodwill                                            (106,863)               (20,718)
(Increase) decrease in other assets                                        0                   (377)
                                                              ----------------     ------------------

Cash provided by (used in) investing activities                     (396,123)              (156,614)
                                                             ------------------    ----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement            (125,921)             1,355,760
Increase in long-term debt                                         1,500,000                269,400
Payments on long-term debt                                          (343,567)              (882,949)
                                                                ------------------    ----------------

Cash provided by (used in) financing activities                    1,030,512                742,211
                                                                ------------------    ----------------

Increase (decrease) in cash and cash equivalents                     (14,676)              (159,462)
Cash and cash equivalents at beginning of period                      14,676                237,684
                                                                ------------------    ---------------

Cash and cash equivalents at end of period                      $            0        $     78,222
                                                                ==================    ================

              The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

     The consolidated financial statements of the Company include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, P.A. (the "P.A."). The financial statements of the P.A. are consolidated with UCI because UCI-SC has unilateral control over the assets and operations of the P.A., and notwithstanding the lack of majority ownership of the P.A. by UCI and UCI-SC, consolidation of the P.A. with UCI and UCI-SC is necessary to present fairly the financial position and results of operations of UCI and UCI-SC. The management agreement between UCI-SC and the P.A. conveys to UCI-SC perpetual, unilateral control over the assets and operations of the P.A. Control is perpetual rather than temporary because of (i) the length of the term of the agreement, (ii) the continuing investment of capital by UCI-SC, (iii) the employment of all of the non-physician personnel by UCI-SC and (iv) the nature of the services provided to the P.A. by UCI-SC.

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


EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. As of December 31, 1997 and 1996, the P.A. employed 98 and 71 medical providers, respectively.

     The net assets of the P.A. are not material for any period presented and intercompany accounts and transactions have been eliminated.

Results of Operations

     Revenues of $8,078,000 for the quarter ending December 31, 1997 reflect an increase of 25% from those of the quarter ending December 31, 1996.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 30 to 40. This expansion included Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice, all of Columbia, South Carolina and all acquired in August 1997; Doctor's Care - Camden acquired in September 1997; three Progressive Therapy Services offices all located in Columbia, South Carolina and all acquired in October 1997; Doctor's Care - New Ellenton acquired in November 1997; a Physical Therapy practice in Columbia, South Carolina opened in November 1997; and Ridgeview Family Practice of Columbia, South Carolina opened in December 1997. Of the $1,590,000 in revenue growth for the first quarter of fiscal 1997 to the first quarter of fiscal 1998, approximately $1,080,000 or 68% of this growth was from the ten locations opened after December 31, 1996.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina. The Company now acts as primary care provider for four HMOs, including Companion and is the primary care "gatekeeper" for more than 23,000 capitated lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue grew from approximately $705,000 in the first quarter of fiscal 1997 to approximately $900,000 in the first quarter of fiscal 1998.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenue in fiscal 1997 and in the first quarter of fiscal 1998.

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

     Patient encounters increased to 115,000 in the first quarter of fiscal 1998 from 96,000 in the first quarter of fiscal 1997.

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

An operating margin of $358,000 was earned during the first quarter of fiscal 1997 as compared to an operating deficit of $165,000 for the first quarter of fiscal 1998.

Management believes that this margin deterioration is mainly the result of some start-up costs being absorbed for the locations added since December 1996. Additionally, patient visits did not meet budget for the first quarter of fiscal 1998, possibly due to the competition factors discussed above. Management does not currently believe that this negative trend is indicative of the results that may be expected for the fiscal year 1998.

This margin deterioration is also attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow.
Management expects this trend to continue.

Depreciation and amortization expense increased to $406,000 in the first quarter of fiscal 1998, up from $289,000 in the first quarter of fiscal 1997. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices as noted above. Interest expense increased from $167,000 in the first quarter of fiscal 1997 to $279,000 in the first quarter of fiscal 1998 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers and for the usage of the operating line of credit.

Financial Condition at December 31, 1997

Cash and cash equivalents decreased by $15,000 during the quarter ended December 31, 1997 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 15% during the quarter, reflecting the addition of the ten centers described above and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the eight practices since December 31, 1996 was somewhat offset by the amortization recorded.

Long-term debt increased from $6,920,000 at September 30, 1997 to $8,398,000 at December 31, 1997 primarily as a result of indebtedness incurred in capital leases for Center upfits, the utilization of an operating line of credit, and the debt incurred as a result of practice acquisitions. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

On October 6, 1997, the Company completed a private placement of $1.5 million, 6.5% five-year convertible subordinated debenture with FPA Medical Management, Inc., a national physician practice management company headquartered in San Diego, California. The debentures are convertible to common stock at any time within the five year period at a fixed price premium to the current stock price and are subject to Rule 144 of the Securities and Exchange Commission when converted.

Overall, the Company's current assets exceeded its current liabilities at December 31, 1997 by $3,243,000.

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

Operating activities used $649,000 of cash during the first quarter of fiscal 1998. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $396,000 of cash during the quarter as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1998.


                                     PART II
                                OTHER INFORMATION



Item 1            Legal Proceedings

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.


Item 2            Changes in Securities

                  Recent Sales of Unregistered Securities

                  During the three months ended December 31, 1997, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

                  On October 1, 1997, the Company issued 163,102 shares of its common stock to L.D., P.A. (formerly Progressive Therapy Services, P.A.) and 113,874 shares to L.D., Jr., P.C. (formerly Bar-Ed, Professional Corporation) as part of the purchase prices in connection with the Company's acquisition of substantially all the assets of such entities' physical therapy practices.

     On November 1, 1997, the Company issued 30,223 shares of its common stock to Marvin Dees, M.D. as part of the purchase price in connection with the Company's acquisition of substantially all the assets of the medical practice of Dr. Dees.


Item 3            Defaults upon Senior Securities

                  This item is not applicable.


Item 4            Submission of Matters to a Vote of Security Holders

                  This item is not applicable.


Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits and Reports on Form 8-K

                  (a) Exhibits.  The exhibits  included on the attached  Exhibit
                      Index are filed as part of this report.

                  (b) Reports on Form 8-K.

                  The Company filed a Form 8-K on October 15, 1997 which reported the acquisition by UCI-SC of Progressive Therapy
                  Services, P.A. and Bar-Ed, Professional Corporation, each of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on December 11, 1997.

                  The Company filed a Form 8-K on November 5, 1997 which reported the acquisition by UCI-SC of Marvin Dees, M.D. of New Ellenton, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on January 7, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.               /s/ Jerry F. Wells, Jr.
Marion F. McFarland, III, M.D.             Jerry F. Wells, Jr.
President, Chief Executive Officer,        Executive Vice President of Finance,
and Chairman of the Board                  Chief Financial Officer and
                                           Principal Accounting Officer



Date:  February 12, 1998

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


EXHIBIT NUMBER
                                         DESCRIPTION                                      PAGE NUMBER
----------------    -------------------------------------------------------   -------------------------------------

     10.18          Employment  Agreement  dated  January 23, 1997 between                     14
                    UCI Medical  Affiliates  of South  Carolina,  Inc. and
                    Jon G. Keith

      21            Subsidiaries of the Registrant                                             26

      27            Financial Data Schedule                                   Filed separately as Article Type 5
                                                                              via Edgar