Form 10-Q
period 1998-03-31
UCI MEDICAL AFFILIATES INC
filed 1998-05-14
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended: March 31, 1998

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

       6,084,600 shares of $.05 common stock outstanding at March 31, 1998 Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                  Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - March 31, 1998
                           and September 30, 1997                                                  3

                           Consolidated Statements of Operations for the quarters and
                           the six months ending March 31, 1998 and March 31, 1997                 4

                           Consolidated Statements of Cash Flows for the six months
                           ending March 31, 1998 and March 31, 1997                                5

                           Notes to Consolidated Financial Statements                              6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                 7 - 9


PART II           OTHER INFORMATION

                  Items 1-6                                                                       11


SIGNATURES                                                                                        12

                                          UCI MEDICAL AFFILIATES, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 1998        September 30, 1997
                                                                   --------------------    ----------------------
                                                                         (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                       $       0                $         14,676

   Accounts receivable, less allowance for doubtful accounts
       of $768,073 and $878,469                                     6,789,279                      5,943,884

   Inventory                                                          544,396                        502,888

   Deferred taxes                                                     334,945                        334,945

   Prepaid expenses and other current assets                          902,526                        579,217

                                                                   ----------                     ----------
Total current assets                                                8,571,146                      7,375,610

Property and equipment, less accumulated depreciation of
   $3,219,434 and $2,724,222                                        4,468,271                      4,002,699

Deferred taxes                                                      1,417,237                      1,417,237

Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,981,781 and $1,664,739            8,513,467                      7,801,607

Other assets                                                          263,999                        266,379

                                                                   ----------                      ---------
Total Assets                                                      $23,234,120                  $  20,863,532
                                                                   ==========                    ===========

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                              $   908,374                  $     840,879
   Current portion of long-term debt payable to employees             220,508                        177,445
   Accounts payable                                                 2,817,692                      2,039,506
   Accrued salaries and payroll taxes                               1,017,226                        959,068

   Other accrued liabilities                                          447,786                        437,667
                                                                   ----------                    -----------
Total current liabilities                                           5,411,586                      4,454,565

Long-term debt, net of current portion                              7,882,309                      6,438,655
Long-term debt payable to employees, net of current portion           598,676                        481,815
                                                                   ----------                     ----------
Total Liabilities                                                  13,892,571                     11,375,035
                                                                   ----------                     ----------

Commitments and contingencies                                               0                              0
Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                           0                              0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 6,084,600 and 5,744,965
         shares                                                       304,230                        287,248

   Paid-in capital                                                 16,322,924                     15,435,535
   Accumulated deficit                                             (7,285,605)                    (6,234,286)

                                                                   ----------                      ---------
Total Stockholders' Equity                                          9,341,549                      9,488,497

                                                                   ----------                      ---------

Total Liabilities and Stockholders' Equity                        $23,234,120                  $  20,863,532
                                                                   ==========                     ==========

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended March 31,              Six Months Ended March 31,
                                                    ------------------------------------    --------------------------------------
                                                         1998                1997                1998                  1997
                                                    ---------------     ----------------    ----------------      ----------------

Revenues                                            $8,614,687          $6,714,653          $ 16,692,563          $13,202,561
Operating costs                                      8,069,557           6,145,402            16,312,823           12,275,634
                                                    ---------------     ----------------    ----------------      ----------------
Operating margin                                       545,130             569,251               379,740              926,927

General and administrative expenses                     20,654              52,194                46,088               89,903

Depreciation and amortization                          421,846             296,842               828,014              586,317
                                                    ---------------     ----------------    ----------------      ----------------
Income (loss) from operations                          102,630             220,215              (494,362)             250,707

Other income (expense)
   Interest expense, net of interest income           (276,609)           (189,766)             (555,960)            (356,560)
   Gain (loss) on disposal of equipment                      0              (5,219                  (439)              (5,219)
                                                    ---------------     ----------------    ----------------      ----------------
Other income (expense)                                (276,609)           (194,985)             (556,399)            (361,779)

Income (loss) before benefit (provision )for
   income taxes                                       (173,979)             25,230            (1,050,761)            (111,072)
Benefit (provision )for income taxes                         0             166,383                  (558)             332,765
                                                    ---------------     ----------------    ----------------      ----------------

Net income (loss)                                   $ (173,979)         $  191,613          $ (1,051,319)          $  221,693
                                                    ===============     ================    ================      ================


Basic earnings (loss) per share                     $     (.03)         $      .04          $       (.17)          $      .05

                                                    ===============     ================    ================      ================

Basic weighted average common shares
   outstanding                                       6,063,335           4,807,803             6,052,540            4,807,805
                                                    ===============     ================    ================      ================
Diluted earnings (loss) per share                   $     (.03)         $      .04         $        (.17)          $      .05

                                                    ===============     ================    ================      ================
Diluted weighted average common shares
  outstanding                                        6,078,635           4,819,474             6,069,465            4,819,481
                                                    ===============     ================    ================      ================

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                     UCI MEDICAL AFFILIATES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                      Six Months Ended March 31,
                                                                ----------------------------------------
                                                                      1998                  1997
                                                                ------------------    ------------------
Operating activities:
Net income (loss)                                                  $  (1,051,319)        $      221,693
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                   439                  5,219

      Provision for losses on accounts receivable                        502,966                266,080
      Depreciation and amortization                                      828,013                586,317
      Deferred taxes                                                           0               (350,000)

Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                         (1,059,231)            (1,261,039)
   (Increase) decrease in inventories                                    (41,508)                   238
   (Increase) decrease in prepaid expenses and other
      current assets                                                    (323,309)              (143,982)
   Increase (decrease) in accounts payable and accrued
      expenses                                                           840,420               (153,836)
                                                              ------------------      ------------------

Cash provided by (used in) operating activities                         (303,529)              (829,310)
                                                                ------------------    ------------------

Investing activities:
Purchases of property and equipment                                     (544,653)             (275,875)
Acquisitions of goodwill                                                (182,991)              (26,551)
(Increase) decrease in other assets                                        2,380                 2,715
                                                               ------------------    ------------------

Cash provided by (used in) investing activities                         (725,264)             (299,711)
                                                                ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                  94,156             1,935,396
Increase in long-term debt                                             1,575,893               280,000
Payments on long-term debt                                              (655,932)           (1,155,669)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                        1,014,117             1,059,727
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                         (14,676)              (69,294)
Cash and cash equivalents at beginning of period                          14,676               237,684
                                                                ------------------    ------------------

Cash and cash equivalents at end of period                       $             0       $       168,390
                                                                ==================    ==================

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month or three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

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

Results of Operations
     For the Three Months Ended March 31, 1998 as Compared to the Three Months Ended March 31, 1997

     Revenues of $8,615,000 for the quarter ending March 31, 1998 reflect an increase of 28% from those of the quarter ending March 31, 1997.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 30 to 40. This expansion included Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice, all of Columbia, South Carolina and all acquired in August 1977; Doctor's Care - Camden acquired in September 1997; three Progressive Therapy Services offices all located in Columbia, South Carolina and all acquired in October 1997; Doctor's Care - New Ellenton acquired in November 1997; a Physical Therapy practice in Columbia, South Carolina opened in November 1997; and Ridgeview Family Practice of Columbia, South Carolina, opened in December 1997. Of the $1,900,000 in revenue growth from the second quarter of fiscal 1997 to the second quarter of fiscal 1998, approximately $1,283,000 was from the ten locations opened after March 31, 1997.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina. The Company now acts as primary care provider for four HMOs, including Companion and is the primary care "gatekeeper" for approximately 23,000 HMO lives. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue grew from approximately $708,000 in the second quarter of fiscal 1997 to approximately $852,000 in the second quarter of fiscal 1998.

The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenue in the second quarter of fiscal 1998.

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

     Patient encounters increased to 119,000 in the second quarter of fiscal 1998 from 95,000 in the second quarter of fiscal 1997.

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

An operating margin of $545,000 was earned during the second quarter of fiscal 1998 as compared to an operating margin of $569,000 realized for the second quarter of fiscal 1997. Management believes that this margin deterioration is mainly the result of some start-up costs being absorbed for the locations added since December 1996. Additionally, patient visits did not meet budget for the first quarter of fiscal 1998, possibly due to the competition factors discussed above. Management does not currently believe that this negative trend is indicative of the results that may be expected for the fiscal year 1998.

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

Depreciation and amortization expense increased to $422,000 in the second quarter of fiscal 1998, up from $297,000 in the second quarter of fiscal 1997. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above. Interest expense increased from $190,000 in the second quarter of fiscal 1997 to $277,000 in the second quarter of fiscal 1998 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers.

     For the Six Months Ended March 31, 1998 as Compared to the Six Months Ended March 31, 1997

Revenues of $16,693,000 reflect an increase of 26% from the same period in fiscal 1997 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 234,000 for the six months ended March 31, 1998 from 191,000 for the six months ended March 31, 1997.

Financial Condition at March 31, 1998

Cash and cash equivalents decreased by $15,000 during the six months ended March 31, 1998 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 14% during the period, reflecting the addition of the new centers and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the eight practices noted above was somewhat offset by the amortization recorded.

The $778,000 increase in accounts payable over the past six months is partially due to the growth in the number of medical centers but is also reflective of the tight cash position of the Company due to recent operating losses. Management believes that it will be able to service these payables out of cash generated through operations.

Long-term debt increased from $6,920,000 at September 30, 1997 to $8,481,000 at March 31, 1998 primarily as a result of indebtedness incurred in capital leases for Center upfits, and in the utilization of an operating line of credit and debt incurred as a result of practice acquisitions. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Additionally, on October 6, 1997, the Company completed a private placement of $1.5 million, 6.5% five-year convertible subordinated debenture with FPA Medical Management, Inc., a national physician practice management company headquartered in San Diego, California. The debentures are convertible to common stock at any time within the five year period at a fixed price premium to the current stock price and are subject to Rule 144 of the Securities and Exchange Commission when converted.

Overall, the Company's current assets exceeded its current liabilities at March 31, 1998 by $3,160,000.

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

Operating activities used $304,000 of cash during the six months ended March 31, 1998. This reflects growth in the Company's accounts receivable as well as prepaid expenses offset by an increase in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $725,000 of cash during the period as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1998.

Subsequent Events

Effective May 1, 1998, UCI acquired the assets of MainStreet Healthcare Corporation of Atlanta, Georgia for a combination of cash, debt, UCI stock and debt assumption. MainStreet, with annualized revenues of approximately $7 million and with approximately 100 employees, owns and operates nine primary care medical offices in the Atlanta, Georgia area and two primary care medical offices in Knoxville, Tennessee.





This Form 10-Q contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this press release that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's cost of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations in multiple jurisdictions negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, and other factors described in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION



Item 1            Legal Proceedings

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.

Item 2            Changes in Securities

                  Recent Sales of Unregistered Securities

                  During the three months ended March 31, 1998, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

     On March 1, 1998, the Company issued 32,433 shares of its common stock to Allan M. Weldon, M.D. as part of the purchase price in connection with the Company's acquisition of substantially all the assets of the medical practice of Dr. Weldon.

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

                  (b) Reports on Form 8-K.

                  The Company filed a Form 8-K on February 17, 1998 which reported the execution of an Acquisition Agreement and Plan of Reorganization of MainStreet Healthcare Corporation of Atlanta. Financial statements of the same entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on April 20, 1998.

                  The Company filed a Form 8-K on March 11, 1998 which reported the acquisition by UCI-SC of Allan M. Weldon, M.D. of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on May 11, 1998.

                                                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.             /s/ Jerry F. Wells, Jr., CPA
Marion F. McFarland, III, M.D.            Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,       Executive Vice President of Finance,
and Chairman of the Board                 Chief Financial Officer, and
                                          Principal Accounting Officer




Date:  May 14, 1998

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


EXHIBIT NUMBER
                                         DESCRIPTION                                      PAGE NUMBER
----------------    -------------------------------------------------------   -------------------------------------

     10.19          Administrative  Services  Agreement  dated  April  24,                     14
                    1998 by and between Doctor's Care of Georgia,  P.C., a
                    Georgia  professional   corporation  and  UCI  Medical
                    Affiliates   of  Georgia,   Inc.,  a  South   Carolina
                    corporation.

     10.20          Administrative  Services  Agreement  dated  April  24,                     26
                    1998 by and between Doctor's Care of Tennessee,  P.C.,
                    a Tennessee  professional  corporation and UCI Medical
                    Affiliates   of  Georgia,   Inc.,  a  South   Carolina
                    corporation.

      27            Financial Data Schedule                                   Filed separately as Article Type 5
                                                                              via Edgar

     99.1           News Release dated May 14, 1998, announcing the                            38
                    acquisition of Atlanta based MainStreet Healthcare
                    Corporation, the acquisition of the Columbia, SC,
                    practice of Allan M. Weldon, M.D., and the second
                    quarter fiscal year 1998 results


                                  Exhibit 10.19

                        Administrative Services Agreement
                              dated April 24, 1998
                                 by and between
                       Doctor's Care of Georgia, P.C. and
                     UCI Medical Affiliates of Georgia, Inc.

                                  Exhibit 10.19

                        ADMINISTRATIVE SERVICES AGREEMENT

         This Administrative Services Agreement ("Agreement") is entered into and effective as of April 24, 1998, by and between Doctor's Care of Georgia, P.C., a Georgia professional corporation (hereinafter referred to as "Doctor's Care"), and UCI Medical Affiliates of Georgia, Inc, a South Carolina corporation (hereinafter referred to as "Medical Management").

                                                      RECITALS

         WHEREAS, Doctor's Care is a medical practice that provides medical services to patients. Doctor's Care's services are performed by employed physicians, by physician employees of independent physician practices under contract with Doctor's Care and pursuant to contracts with independent physicians, as well as by nurse practitioners and other physician extenders (collectively referred to as "Doctor's Care Personnel");

         WHEREAS, Doctor's Care does not own or possess facilities for the provision of its services nor does it own or possess medical equipment, furnishings or supplies that are required for the delivery of medical services;

         WHEREAS, except for the Doctor's Care Personnel, Doctor's Care does not employ, and is not desirous of employing, other personnel who may be necessary to the proper operation of a medical practice, including nurses, technicians, administrative and management staff;

         WHEREAS, Medical Management is in the business of providing comprehensive management services to medical practices, including the provision of office space and equipment, the hiring of non-medical personnel, the recruitment of medical personnel, the provision of billing and collection services, and the coordination of relationships between primary care physicians, specialist physicians and hospitals under managed care and other arrangements;

         WHEREAS, Medical Management has special expertise and experience in the operation, management and marketing of the non-medical aspects of medical clinics of the type operated or intended to be operated by Doctor's Care.
Medical Management has been and will continue to be primarily involved in the non-medical development and management of medical facilities. Medical Management has developed and will continue to develop the non-medical aspects of a number of facilities where high quality health care has been and will be provided at low cost because of efficiencies of scale and management expertise; and

         WHEREAS, the parties desire that Medical Management provide the above-described services to Doctor's Care, according to the terms and conditions set forth below.

         THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

         1.       Definitions.

                  1.1 "Ancillary Services" means services other than medical and nursing services, including but not limited to radiology, health education, pharmacy, pathology and laboratory, and therapy services provided to Doctor's Care patients.

                  1.2  "Quality  Assurance  Program"  (Program)  is the  ongoing
monitoring  of  the  quality  of  medical  services   through   qualitative  and
quantitative analyses and the recommendation of quality improvements.

                  1.3 "Utilization Review" means the review of medical care provided to patients for necessity and appropriateness conducted either concurrently with the provision of the services or retrospectively after they have been rendered, and which review may result in advice to a physician that a reviewed service is not necessary or appropriate or not eligible for reimbursement under a Payor Agreement.

                  1.4 "Patient" means a person who receives medical care services from Doctor's Care.

                  1.5 "Payor" means an employer, insurance carrier, health service plan, trust, nonprofit hospital service plan, governmental unit or any other entity which is obligated to provide or reimburse health care providers for providing health care services to a Patient.

                  1.6 "Payor Agreement" means an agreement between a Payor and Doctor's Care (or its authorized representative) under which Doctor's Care renders health care services to Patients.

         2. Term of Agreement. Commencing on the effective date set forth above, this Agreement shall continue in effect for a period of forty (40) years. It shall automatically renew for an additional ten (10) year term unless Medical Management shall provide Doctor's Care at least one hundred and twenty (120) days' advance written notice of its intention to let the Agreement expire. Thereafter, it shall renew for successive ten (10) year terms unless either party shall provide the other at least one hundred and twenty (120) days' advance written notice of its intention to let the Agreement expire at the end of any such term prior to the end of such term.

         3.       Obligations of Medical Management.

                  3.1 Facilities. Medical Management shall provide to Doctor's Care, for Doctor's Care's use, suitable facilities in which it can provide health care services. Medical Management shall own, enter into a lease, sublease or other occupancy agreement for each such facility if required by the owner. The facilities which are subject to this Agreement shall be designated from time to time exclusively by Medical Management. Each such facility and hereafter acquired or leased facility so designated by Medical Management is hereinafter referred to as an "Office" and all such facilities and hereafter acquired or leased facility so designated by Medical Management are hereinafter referred to as the "Offices."

                  3.2      Furniture. Fixtures and Equipment

                           3.2.1 During the term of this Agreement and all renewals and extensions hereof, Medical Management shall provide Doctor's Care at each Office at which Doctor's Care performs its health care services, the medical equipment, office equipment, furniture, fixtures, furnishings and leasehold improvements.

                           3.2.2 The use by Doctor's Care of such furniture, fixtures, furnishings, and equipment shall be subject to the following conditions:

                                    3.2.2.1   Title  to  all   such   furniture,
                  fixtures, furnishings, and equipment shall remain in Medical Management and upon termination of this Agreement, Doctor's Care shall immediately return and surrender all such furniture, fixtures, furnishings, and equipment to Medical Management in as good condition as when received, normal wear and tear excepted. Doctor's Care expressly agrees to execute any appropriate UCC-1 Financing Statement and UCC-1 Fixture Filings, and any amendments thereto, if so requested in writing by Medical Management.

                                    3.2.2.2  Medical  Management  shall be fully
                  and entirely responsible for all repairs and maintenance of all such furniture, fixtures, furnishings, and equipment, provided, however, that Doctor's Care agrees that it will use its best efforts to prevent damage, excessive wear, and breakdown of all such furniture, fixtures, furnishings, and equipment, and shall advise Medical Management of any and all needed repairs and equipment failures.

                  3.3 Development, Management and Administrative Services. During the term of this Agreement, and all renewals and extensions hereof, Doctor's Care hereby engages Medical Management to serve as Doctor's Care's exclusive manager and administrator of all non-medical functions and non-physician services relating to the operation of the Offices; and Medical
Management agrees to furnish to Doctor's Care all of the non-medical development, management and administrative services as may be needed by Doctor's Care in connection with the operation of the Offices. Such non-medical development, management and administrative services shall include the following:

                           3.3.1 Bookkeeping and Accounts. Medical Management shall provide all bookkeeping and accounting services necessary or appropriate to support the Offices, including, without limitation, maintenance, custody and supervision of all business records, papers, documents, ledgers, journals and reports, and the preparation, distribution and recordation of all bills and statements for professional services rendered by Doctor's Care, including the billing and completion of reports and forms required by insurance companies or governmental agencies, or other third-party payors (such records, papers, documents, ledgers, journals and reports shall not be deemed to include patient records and other records, reports and documents which relate to patient treatment by Doctor's Care's physicians); provided, however, it is understood that all such business records, papers and documents are the sole property of Doctor's Care, and shall be available for inspection by Doctor's Care at all times, and shall be delivered to Doctor's Care upon termination of this Agreement. Doctor's Care shall provide Medical Management with a complete copy of all such documents, records, and papers at Doctor's Care's expense upon termination of this Agreement.

                           3.3.2 General Administrative Services. Medical Management shall provide Doctor's Care with overall supervision and management, including the maintenance and repair, of the Offices, and all furniture, fixtures, furnishings, equipment and leasehold improvements located in or at the Offices.

                           3.3.3 Contract Administration. Medical Management shall provide Doctor's Care with administrative services to enable Doctor's Care to perform on a timely basis all non-medical aspects of all Payor Agreements. Such services shall include the preparation and analysis of reports to enable Doctor's Care to provide physician staffing and supervision at the Offices for the rendering of efficient, high quality medical care to patients.

                           3.4. Non-Physician Personnel. Medical Management shall provide such support personnel and nursing personnel to Doctor's Care as may be reasonably necessary to enable Doctor's Care to perform medical services at the Offices subject to the following:

                                    3.4.1 Medical  Management  shall provide all
                  support personnel necessary for Doctor's Care's practice, including, but not limited to, all non-physician technical personnel, nurses, receptionists, secretaries, clerks, purchasing and marketing personnel, janitorial and maintenance personnel, and non-physician supervisory personnel as may be deemed reasonably necessary by Medical Management for the proper and efficient operation of the Office. Notwithstanding the foregoing, if any billing rules (such as Medicare/Medicaid "incident to" rules) require Doctor's Care to be the employer of certain non-physician medical personnel in order for their services to be reimbursed, then Doctor's Care shall be the employer of such non-physician medical personnel (who shall be deemed to be a portion of the "Doctor's Care Personnel"); and

                                    3.4.2    Medical    Management    shall   be
                                    responsible  for  hiring and firing all such
                                    support   personnel,   and  shall  determine
                                    compensation   for   all   such   personnel,
                                    including determination of salaries,  fringe
                                    benefits,  bonuses,  health  and  disability
                                    insurance,  workers' compensation insurance,
                                    and  any  other   benefits  that  each  such
                                    employee shall receive; and

                                    3.4.3  Medical  Management  shall manage and
                  supervise  all such  licensed  support  personnel  employed on behalf of Doctor's Care including, but not limited to all nurses, x-ray technicians and laboratory technicians, regarding those aspects of their employment that do not involve performance under the scope of their licensure; provided, however, that Doctor's Care shall manage and supervise all activities of such licensed support personnel performed under the scope of their licensure;

                  3.5 Supplies. Medical Management shall acquire and supply to Doctor's Care all medical and non-medical supplies of every kind, name or nature, which may reasonably be required by Doctor's Care for the operations of the Offices.

                  3.6 Security and Maintenance. Medical Management shall provide Doctor's Care with all services and personnel necessary to provide Doctor's Care with proper security, maintenance, and cleanliness of the Offices and the furniture, fixtures, equipment, and leasehold improvements located thereat. Additionally, Medical Management shall furnish to or obtain for group all laundry, linens, uniforms, printing, stationery, forms, telephone service, postage, duplication services, and any and all other supplies and services of a similar nature which are necessary in connection with the day-to-day operation of the Offices.

                  3.7 Physician Recruiting and Training. Medical Management shall assist Doctor's Care in recruiting, screening and evaluating prospective physician employees and physician contractors for Doctor's Care, and Medical Management shall assist Doctor's Care in training Doctor's Care's physicians in the delivery of medical services at the Offices in a manner consistent with Medical Management's established standards, practices, procedures and policies as may from time to time be in effect.

                  3.8 Insurance. Medical Management shall use all reasonable efforts to obtain and maintain in full force and effect during the term of this Agreement, and all extensions and renewals thereof, commercial general liability and property insurance which Medical Management deems appropriate to protect against loss in the nature of fire, other catastrophe, theft, business interruption, public liability, and non-medical negligence, with minimum coverage limits of $1,000,000 per occurrence. Medical Management shall use all reasonable efforts to obtain medical malpractice insurance for Doctor's Care and its physician employees in an amount not less than $1,000,000 per incident with a $3,000,000 annual limit per physician either on an "occurrence" or on a "claims made" basis in its judgment. If obtained on a "claims made" basis, such insurance arrangements shall include provision for the purchase of "tail coverage" if such coverage is available at reasonable rates. Medical Management may arrange for such malpractice insurance or portion thereof, including "tail coverage" to be underwritten or funded by an entity which is wholly or partially owned by Medical Management.

                  3.9 Billing and Collection. In order to relieve Doctor's Care of the administrative burden of handling the billing and collection of sums due under prepaid health plans, fees for medical, x-ray, laboratory and all services provided by or on behalf of Doctor's Care and for which Doctor's Care may charge, Medical Management shall be responsible, on behalf of and for Doctor's Care and any contract physicians or independent physician groups or other organizations practicing medicine for or on behalf of Doctor's Care, on their respective billheads as their agent, for billing and collecting the charges made with respect to all medical, x-ray, laboratory and all other services provided at the Offices. Doctor's Care agrees that it will keep and provide to Medical Management all documents, opinions, diagnoses, recommendations, and other evidence and records necessary for the purpose of supporting the fees charged for all medical and other services from time to time. It is expressly understood that the extent to which Medical Management will endeavor to collect such charges, the methods of collecting, the settling of disputes with respect to charges, and the writing off of charges that may be or appear to be uncollectible shall at all times be within the sole discretion of Medical Management (but subject to all applicable governmental regulations and the terms and conditions of applicable provider agreements), and that Medical Management does not guarantee the extent to which any charges billed will be collected. Doctor's Care or its duly authorized agent shall have the right at all reasonable times and upon the giving of reasonable notice to examine, inspect and copy the records of Medical Management pertaining to such fees, charges, billings and collections. At Doctor's Care's request, Medical Management will re-assign to Doctor's Care for collection by Doctor's Care, any accounts which Medical Management has determined to be uncollectible.

                  3.10 Bank Accounts and Disbursements. During the term of this Agreement, Medical Management is hereby expressly authorized to, and shall disburse from one or more bank accounts of Doctor's Care sums for the payment of the Cost of Medical Services as that term is defined in Section 7 below, Medical Management's compensation and all other costs, expenses and disbursements which are required or authorized by this Agreement. For administrative convenience, Medical Management shall maintain said bank accounts.

                  3.11 Market Research. Medical Management shall conduct market research with respect to rates, charges, competitive conditions, competition and business opportunities for Medical Management and Doctor's Care. Medical Management shall compile such information and provide marketing reports and analyses to Doctor's Care. All such marketing services shall be conducted in accordance with the laws, rules, regulations and guidelines of all applicable governmental and quasi-governmental agencies including, but not limited to, the Medical Board of Georgia.

                  3.12 Contract Negotiations. Medical Management shall negotiate on Doctor's Care's behalf, contracts with prepaid health plans, preferred provider organizations, other group plans, independent physician associations, hospitals and other health care providers for Doctor's Care's services at the Offices, for admission of Doctor's Care's patients for hospitalization and for the provision of health care services for Doctor's Care's patients by other physicians with specialties not available at Doctor's Care. Upon request by Medical Management, Doctor's Care hereby agrees to take any action convenient or necessary for Doctor's Care to approve and enter into any such contracts.

                  3.13 Management and Planning Reports. Medical Management shall supply Doctor's Care on a regular, periodic basis, such internal reports as may be necessary or appropriate for the parties to assist each other in evaluating the non-medical aspects of the performance and productivity of their respective employees and contractors as well as in evaluating the efficiency and effectiveness of the rendition of their respective management and other non-professional services. Medical Management shall provide Doctor's Care with data and reports for Doctor's Care's exclusive use in conducting Doctor's Care's medical practice, evaluating the performance of Doctor's Care's physicians and for other purposes related to maintaining a high level of patient care quality and improving the efficiency of Doctor's Care's physicians. Medical Management shall meet periodically with Doctor's Care's utilization review designees, medical directors of Offices, Doctor's Care's peer review committees and other representatives of Doctor's Care to review the data and reports provided by Medical Management, to consult with each other with regard to the interpretation of such data and reports, to evaluate the application of such data and reports to the operation of the Offices and to detect and discuss trends in Doctor's Care's medical practice at the Offices.

                  3.14 Utilization Review. Medical Management shall establish and administer a program of Utilization Review of medical care rendered by Doctor's Care that is consistent with the terms of the Payor Agreements, and Doctor's Care agrees that it and its physicians shall adhere to the advice of such program to the extent that it is consistent with the physician's professional judgment.

                  3.15 Quality Assurance. It is understood that Doctor's Care has an established Quality Assurance Program to assure a standard of care that is consistent with the laws of the state and federal governments, with the applicable contractual obligations of Doctor's Care, and with the prevailing standards of medical practice and medical care in the community. Medical Management shall assist in the implementation of this Quality Assurance Program.

                  3.16 Arrangements with Other Providers. The parties hereto acknowledge and agree that Medical Management may enter into arrangements with health care providers other than Doctor's Care, including specialty physicians and hospitals, for the provision of services to patients.

                  3.17 Doctor's Care Operations. Medical Management shall have exclusive authority over all decision-making for ongoing Doctor's Care major or central operations except for the dispensing of medical services. This authority includes, but is not limited to, the scope of services, patient acceptance policies and procedures, pricing of services, negotiation and execution of contracts, issuance of debt, and establishment and approval of operating and capital budgets.

                  3.18 Compensation and Selection of Physicians. Medical Management shall have exclusive decision-making authority over the total compensation of Doctor's Care's Personnel. Medical Management shall have the authority to establish and implement guidelines for the selection, hiring and firing of Doctor's Care's Personnel; without limiting the generality of the foregoing, Doctor's Care shall not employ or contract with any Doctor's Care Personnel without the prior consent of Medical Management.

                  3.19 Notice of Certain Corporate Actions. During the term of this Agreement and any extension or renewal thereof, (i) if Doctor's Care shall desire to amend its bylaws or its Articles of Incorporation; or (ii) if any capital reorganization of the Doctor's Care, reclassification of the capital stock of Doctor's Care, consolidation or merger of Doctor's Care with or into another corporation, sale lease, or transfer of all or substantially all of the property and assets of Doctor's Care shall desire to be effected; or (iii) if Doctor's Care shall desire to pay any dividend, in shares of stock or cash or otherwise, or make any distribution upon the shares of its capital stock, then in any such case, Doctor's Care shall cause to be delivered to Medical Management, at least thirty (30) days prior to the record date fixed for the purpose of determining shareholders entitled to vote on such action, or to receive such dividend, distribution, or offer, or to receive shares or other assets deliverable upon such reorganization, reclassification, consolidation, merger, sale, lease, transfer, dissolution, liquidation, or winding up, as the case may be, a notice containing a brief description of the proposed action and stating such record date.

                  3.20 Proceeds of Sale of Doctor's Care and/or Offices. During the term of this Agreement and any renewal or extension thereof, in the event all or substantially all the assets of Doctor's Care or one or more of the Offices are sold or otherwise transferred, such sale or transfer shall not be effective except upon the prior written consent of Medical Management which may be withheld for any or no reason, and Medical Management shall be entitled to any and all the proceeds of such sale or transfer.

         4. Compliance with Payor Agreements. Medical Management agrees to perform its duties hereunder so as to comply with Doctor's Care's obligations under the Payor Agreements.

         5. Conduct of Medical Practice. Doctor's Care shall be solely and exclusively in control of all aspects of the practice of medicine and the delivery of medical services in its practice. The rendition of all medical professional services, including, but not limited to, diagnosis, treatment, surgery, therapy and the prescription of medicine and drugs, and the supervision of preparation of medical reports shall be the responsibility of Doctor's Care. Except as otherwise set forth herein, Doctor's Care shall have the sole right and authority to hire, employ, train, supervise, terminate and compensate all of the Doctor's Care Personnel. Medical Management shall have the authority to establish fees or charges for the rendition of such services. Doctor's Care agrees to assign a physician to act as its Medical Director and to assure that its Offices are adequately staffed during operating hours with such medical personnel as may be necessary to efficiently carry out the practice of medicine at such Offices, all of whom shall be duly licensed by the state in which they practice.

         6. Exclusivity. During the term of this Agreement, Doctor's Care agrees not to contract for or to obtain management or administrative services with any organization other than Medical Management.

         7.       Medical Management's Compensation.

                  7.1      Definitions.

                           7.1.1 "Books and Records" means Doctor's Care's books
of account, accounting and financial
records and all other records relating to and used in the conduct of Medical Management's duties hereunder and also used in the preparation of reports and financial statements. The books and records at all times shall be correct and complete and contain correct and timely entries made with respect to transactions entered into pursuant hereto in accordance with GAAP.

                           7.1.2  "Cost of Medical  Services"  means any and all
expenses of Doctor's Care with respect to providing services at the Offices or related in any way to the business of Doctor's Care, including without limitation the aggregate compensation of Doctor's Care Personnel, plus the cost of such Doctor's Care Personnel's benefits, including, but not limited to vacation pay, sick pay, health care expenses, Doctor's Care's share of Doctor's Care Personnel's, employment and payroll taxes, professional dues, and other expenses and payments required to be made to or for said Doctor's Care Personnel, pursuant to employment agreements or otherwise, including expense reimbursements and all discretionary bonuses, incentives, and/or payments based on profitability or productivity paid or accrued for Doctor's Care Personnel at said Offices; and also includes the cost of Ancillary Services ordered by Doctor's Care Personnel on behalf of Doctor's Care's patients and the cost of medical malpractice insurance for Doctor's Care and Doctor's Care Personnel.

     7.1.3 "GAAP" means at any particular time generally accepted accounting principles as m effect at such time. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method of valuation as used in the preparation of Medical Management's financial statements.

                           7.1.4  "Net  Revenues"  means  all  Revenues  net  of
allowances for uncollectible accounts.

                           7.1.5  "Revenues" means all amounts assigned and paid
hereunder by Doctor's Care to Medical
Management pursuant to Subsection 7.2.

                  7.2 Assignment to Medical Management. Doctor's Care hereby assigns to Medical Management all of Doctor's Care's rights and interest in all sums which Doctor's Care receives or becomes entitled to receive for the performance of medical services by employees of Doctor's Care and from charges by Doctor's Care for supplies and other items for which Doctor's Care is entitled to charge as reflected in invoices issued by Doctor's Care with respect to the Offices. Notwithstanding the foregoing, no assignment shall be made of any sums or rights to payment, the assignment of which is prohibited by law (e.g., amounts receivable from Medicare claims). In lieu of assignment of the payments described above, Doctor's Care hereby agrees to pay to Medical Management an amount equal to the amount of any such payments within two (2) business days of receiving such payments.

                  7.3 Remittances on Behalf of Doctor's Care. Medical Management shall pay on Doctor's Care's behalf from the Net Revenues the Cost of Medical Services. Medical Management shall have access to the Books and Records for the purpose of determining payments to be made under this Subsection 7.3.

                  7.4 Medical Management's Compensation. As compensation for the provision of its services hereunder, Medical Management shall receive the balance, if any, of the Net Revenues remaining after payments of the Costs of Medical Services as set forth in Section 7.3.

         8.       Records.

                  8.1 Medical Management agrees to maintain documentation of source data related to quality assurance, Utilization Review and cost and utilization reports prepared for and/or submitted to Doctor's Care for a period of at least five years from the close of the contract period specified in this Agreement.
                  8.2 Medical Management agrees to make all of its books and records pertaining to the services furnished under the terms of this Agreement (subject to applicable ethical and legal confidentiality requirements) available for inspection, examination or copying by duly authorized representatives of Doctor's Care.

         9.       Insurance and Indemnification.

                  9.1 Medical Management shall confirm that any physician provider used by Doctor's Care to serve the needs of Patients shall have professional liability insurance or protection limits of coverage as follows: at least $1,000,000 per occurrence and $3,000,000 annual aggregate for said physician. Medical Management shall provide evidence of the above-described coverage to Doctor's Care upon request.

                  9.2 Doctor's Care further agrees, during the term of this Agreement, to indemnify and hold harmless Medical Management against any claims or liabilities arising under this Agreement which are the sole responsibility of Doctor's Care or its employees or agents.

         10.      Confidentiality.

                  10.1 Patient Records. All patients records, reports and information obtained, generated, or encountered relating to Offices, which have not and hereafter are not designated by Medical Management as being Medical Management's property shall at all times be the property of Doctor's Care and so long as in the possession, use or control of either party, shall be kept in the strictest confidence by both parties. Medical Management shall instruct all of its personnel to keep confidential any such information, as well as any financial, statistical, personnel, and patient information obtained or encountered relating to Doctor's Care or to Doctor's Care's operations. Both parties agree to comply with all applicable laws, regulations and professional standards concerning the confidentiality of patient records.

                  10.2 Proprietary Information. Doctor's Care recognizes that due to the nature of this Agreement, Doctor's Care will have access to information of a proprietary nature owned by Medical Management including, but not limited to, any and all computer programs (whether or not completed or in use) and any and all operating manuals or similar materials which constitute the non-medical systems, policies and procedures, and methods of doing business developed by Medical Management for the operation of facilities managed by Medical Management. Consequently, Doctor's Care acknowledges and agrees that Medical Management has a proprietary interest in all such information and that all such information constitutes confidential and proprietary information and is the trade secret property of Medical Management. Doctor's Care hereby waives any and all right, title and interest in and to such trade secrets and confidential information and agrees to return all copies of such trade secrets and confidential information related thereto to Medical Management, at Doctor's Care's expense, upon the termination of the Agreement.

         Doctor's Care further acknowledges and agrees that Medical Management is entitled to prevent its competitors from obtaining and utilizing its trade secrets and confidential information. Therefore, Doctor's Care agrees to hold Medical Management's trade secrets and confidential information in strictest confidence and not to disclose them or allow them to be disclosed, directly or indirectly, to any person or entity other than those persons or entities who are employed by or affiliated with Medical Management or Doctor's Care, without the prior written consent of Medical Management. Doctor's Care shall not, either during the term of this Agreement, or at any time after the expiration or sooner termination of this Agreement, disclose to anyone other than persons or entities who are employed by or affiliated with Medical Management or Doctor's Care any confidential or proprietary information or trade secret information obtained by Doctor's Care from Medical Management, except as otherwise required by law.
Doctor's  Care agrees to require  each  independent  contractor  and employee of
Doctor's Care, and any such persons or entities to whom such information is disclosed for the purpose of performance of Medical Management's or Doctor's Care's obligations under this Agreement, to execute a "Confidentiality Agreement" in a form acceptable to Medical Management.

         Doctor's Care acknowledges and agrees that a breach of this Section 10 will result in irreparable harm to Medical Management which cannot be reasonably or adequately compensated in damages, and therefore Medical Management shall be entitled to injunctive and equitable relief to prevent a breach and to secure enforcement thereof, in addition to any other relief or award to which Medical Management may be entitled.

         11.      Cooperation.

                  11.1 Doctor's Care and Medical Management agree that they shall at all times maintain an effective liaison and close cooperation with each other to facilitate provision of high quality and cost effective health care to Patients.

                  11.2 Each of the parties agrees to cooperate fully with each other in connection with the performance of their respective obligations under this Agreement, and both parties agree to employ their best efforts to resolve any dispute that may arise under or in connection with this Agreement. Subject to Medical Management maintaining the confidentiality of patient records and Doctor's Care's confidential information, Doctor's Care shall provide to Medical Management full and complete access to Doctor's Care's premises, and to Doctor's Care charts, books, and records, in order that Medical Management can perform its functions hereunder.

                  11.3 During the term of this Agreement, Doctor's Care shall not add facilities or clinics for the practice of medicine by Doctor's Care's physicians without the prior approval of Medical Management.

                  11.4 Notwithstanding any other provisions contained herein, Medical Management shall not be liable to Doctor's Care, and shall not be deemed to be in default hereunder, for the failure to perform or provide any of the supplies, services, personnel, or other obligations to be performed or provided by Medical Management pursuant to this Agreement if such failure is a result of a labor dispute, act of God, or any other event which is beyond the reasonable control of Medical Management.

         12. License of Intellectual Property. During the term of this Agreement and any extension or renewals thereof, each of the party's hereto hereby grants royalty free to the other party hereto the non-exclusive right and license to use any and all trademarks, trade names, service marks, logos, and other intellectual property rights owned by the granting party. The licensed intellectual property and any goodwill associated therewith are and shall at all times remain the property of the granting party.

         13. Doctor's Care Patient Grievances. Medical Management agrees to comply with the complaint, grievance and disenrollment policies of Payors in resolving any Patient grievances related to the provision of medical services by Doctor's Care. Doctor's Care shall bring to the attention of Medical Management all applicable complaints or grievances involving Doctor's Care, and Medical Management shall promptly, in accordance with any applicable Payor procedures, investigate such complaints and use its best efforts to resolve them in a fair and equitable manner. Medical Management agrees to notify Doctor's Care monthly of any complaints from Patients and of actions taken or proposed with respect to the disposition of such complaints.

         14.      Professional Training and Licensing Standards.

                  14.1 Medical Management warrants that any provider that it engages to provide services to Patients is in compliance with applicable local, state, and federal laws, regulations and/or licensing requirements relating to the provision of services that they will provide.

                  14.2 Doctor's Care shall provide Medical Management with a copy of credentials requirements and agrees to provide Medical Management with documentation that each physician providing services to Doctor's Care Patients is appropriately credentialled. This documentation will include proof of licensure and specialty certification as applicable. This documentation shall be maintained on file by Medical Management and reviewed by Doctor's Care and Medical Management on an annual basis. Doctor's Care will maintain oversight responsibility to assure that all licensed physicians are credentialled according to its managed care Quality Assurance Program.

         15.      Non-Discrimination.

                  15.1 In the performance of this contract, Doctor's Care and Medical Management shall not unlawfully discriminate against any employee or applicant for employment because of race, religion, color, national origin, ancestry, physical or psychological disability, medical condition, marital status, age, sex or sexual orientation. Doctor's Care and Medical Management shall insure that the evaluation and treatment of their employees and applicants for employment are free of such discrimination and shall comply with all the provisions of law applicable thereto.

                  15.2 The applicable regulations of law relating to the treatment and evaluation of employees and applicants for employment are incorporated into this Agreement by reference and made a part hereof as if set forth in full. Doctor's Care and Medical Management shall give written notice of their obligations under this clause to labor organizations with which they have a collective bargaining or other agreement.

         16. Arbitration. If a dispute or matter in controversy arises between the parties hereto which they are unable to resolve to their mutual satisfaction within ten (10) days of written notice from one to the other of the existence of such dispute, then either party may notify the other party in writing (the "Notice") that the dispute be submitted to binding arbitration as provided herein. The arbitration panel shall consist of three (3) arbitrators, one of whom shall be selected by Medical Management, one of which shall be selected by Doctor's Care, each within 10 days of the Notice, and the third shall be selected by the first two within ten (10) days of their selection. If either party shall fail to make a selection within ten (10) days, the first arbitrator shall select the remaining two (2). In the event that any arbitrator shall resign or otherwise fail to perform his duties, his successor shall immediately be selected by the party who selected such arbitrator in the first instance. The arbitration panel shall have the authority to assess costs and shall award attorneys' fees. Either party may have recourse to the courts for enforcement of the award of the arbitration panel. Notwithstanding any provision of this
Section 16, the arbitration panel shall have no authority to override Medical Management's exclusive authority over the ongoing major or central operations of Doctor's Care, as specifically set forth in Subsection 3.17 and as otherwise set forth in this Agreement. With respect to any dispute brought by Doctor's Care, the arbitration panel and any court of competent jurisdiction may order termination of this Agreement only upon a finding beyond a reasonable doubt that Medical Management (a) was grossly negligent, (b) committed a fraudulent act, or
(c) committed illegal acts.

         17. Waiver of Violation. The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

         18.      Miscellaneous.

                  18.1 Enforceability. If any provision of this Agreement shall be for any reason invalid or unenforceable, the remaining provisions shall be nevertheless effective.

                  18.2 Amendments. This Agreement constitutes the entire written understanding between the parties and may only be amended by Medical Management providing notice to Doctor's Care of such amendment.

                  18.3     Independent Relationship.

                  In  the  performance  of  this   Agreement,   it  is  mutually
understood and agreed that all physicians practicing medicine at any of the Offices are at all times acting and performing as employees of Doctor's Care or as independent contractors with Doctor's Care ("Doctor's Care's Physicians") and not employees or agents of Medical Management. Medical Management shall neither have nor exercise any control or direction over the methods by which Doctor's Care or Doctor's Care's Physicians shall practice medicine. The function of Medical Management is to provide Doctor's Care with all non-medical services in a competent, efficient, and satisfactory manner. Doctor's Care and Doctor's Care's Physicians shall have no claim under this Agreement or otherwise against Medical Management for workers' compensation, unemployment compensation, sick leave, vacation pay, retirement benefits, Social Security benefits, or any other employee benefits, all of which shall be the sole responsibility of Doctor's Care. Since Doctor's Care's Physicians are not employees of Medical Management, it shall not withhold on behalf of Doctor's Care's Physicians pursuant to this Agreement any sums for income tax, unemployment insurance, Social Security, or otherwise pursuant to any law or requirement of any governmental agency, and all such withholding, if any is required, shall be the sole responsibility of Doctor's Care. Doctor's Care shall indemnify and hold harmless Medical Management from any and all loss or liability arising with respect to any of the foregoing benefits or withholding requirements.

                  18.4 Assignability. This Agreement and all rights and obligations hereunder may not be assigned by Doctor's Care without the prior written consent of Medical Management. Medical Management may assign this Agreement or any or all rights and obligations hereunder at any time upon notice to Doctor's Care.
     18.5 Governing Law. This Agreement shall be construed in accordance with the laws of the State of South Carolina.

                                              [SIGNATURE PAGE ATTACHED]

                  IN WITNESS WHEREOF, the parties hereto have caused this Administrative Services Agreement to be executed by their duly authorized representatives as of the date first above written.

UCI MEDICAL AFFILIATES OF GEORGIA, INC.



By:   /S/ M. F. MCFARLAND, III, M.D.
     M.F. McFarland, III, M.D.
Title: President and Chief Executive Officer

Address:

1901 Main Street
Suite 1200
Columbia, SC 29201

DOCTOR'S CARE OF GEORGIA, P.C.



By:   /S/ JERRY F. WELLS, JR.
      Jerry F. Wells, Jr.
Title: Secretary and Treasurer

Address:

1901 Main Street
Suite 1200
Columbia, SC 29201

                                  Exhibit 10.20

                        Administrative Services Agreement
                              dated April 24, 1998
                                 by and between
                      Doctor's Care of Tennessee, P.C. and
                     UCI Medical Affiliates of Georgia, Inc.

                                  Exhibit 10.20

                        ADMINISTRATIVE SERVICES AGREEMENT

         This Administrative Services Agreement ("Agreement") is entered into and effective as of April 24, 1998, by and between Doctor's Care of Tennessee, P.C., a Tennessee professional corporation (hereinafter referred to as "Doctor's Care"), and UCI Medical Affiliates of Georgia, Inc, a South Carolina corporation (hereinafter referred to as "Medical Management").

                                                      RECITALS

         WHEREAS, Doctor's Care is a medical practice that provides medical services to patients. Doctor's Care's services are performed by employed physicians, by physician employees of independent physician practices under contract with Doctor's Care and pursuant to contracts with independent physicians, as well as by nurse practitioners and other physician extenders (collectively referred to as "Doctor's Care Personnel");

         WHEREAS, Doctor's Care does not own or possess facilities for the provision of its services nor does it own or possess medical equipment, furnishings or supplies that are required for the delivery of medical services;

         WHEREAS, except for the Doctor's Care Personnel, Doctor's Care does not employ, and is not desirous of employing, other personnel who may be necessary to the proper operation of a medical practice, including nurses, technicians, administrative and management staff;

         WHEREAS, Medical Management is in the business of providing comprehensive management services to medical practices, including the provision of office space and equipment, the hiring of non-medical personnel, the recruitment of medical personnel, the provision of billing and collection services, and the coordination of relationships between primary care physicians, specialist physicians and hospitals under managed care and other arrangements;

         WHEREAS, Medical Management has special expertise and experience in the operation, management and marketing of the non-medical aspects of medical clinics of the type operated or intended to be operated by Doctor's Care.
Medical Management has been and will continue to be primarily involved in the non-medical development and management of medical facilities. Medical Management has developed and will continue to develop the non-medical aspects of a number of facilities where high quality health care has been and will be provided at low cost because of efficiencies of scale and management expertise; and

         WHEREAS, the parties desire that Medical Management provide the above-described services to Doctor's Care, according to the terms and conditions set forth below.

         THEREFORE, the parties hereto, intending to be legally bound, do hereby agree as follows:

         1.       Definitions.

                  1.1 "Ancillary Services" means services other than medical and nursing services, including but not limited to radiology, health education, pharmacy, pathology and laboratory, and therapy services provided to Doctor's Care patients.

                  1.2  "Quality  Assurance  Program"  (Program)  is the  ongoing
monitoring  of  the  quality  of  medical  services   through   qualitative  and
quantitative analyses and the recommendation of quality improvements.

                  1.3 "Utilization Review" means the review of medical care provided to patients for necessity and appropriateness conducted either concurrently with the provision of the services or retrospectively after they have been rendered, and which review may result in advice to a physician that a reviewed service is not necessary or appropriate or not eligible for reimbursement under a Payor Agreement.

                  1.4 "Patient" means a person who receives medical care services from Doctor's Care.

                  1.5 "Payor" means an employer, insurance carrier, health service plan, trust, nonprofit hospital service plan, governmental unit or any other entity which is obligated to provide or reimburse health care providers for providing health care services to a Patient.

                  1.6 "Payor Agreement" means an agreement between a Payor and Doctor's Care (or its authorized representative) under which Doctor's Care renders health care services to Patients.

         2. Term of Agreement. Commencing on the effective date set forth above, this Agreement shall continue in effect for a period of forty (40) years. It shall automatically renew for an additional ten (10) year term unless Medical Management shall provide Doctor's Care at least one hundred and twenty (120) days' advance written notice of its intention to let the Agreement expire. Thereafter, it shall renew for successive ten (10) year terms unless either party shall provide the other at least one hundred and twenty (120) days' advance written notice of its intention to let the Agreement expire at the end of any such term prior to the end of such term.

         3.       Obligations of Medical Management.

                  3.1 Facilities. Medical Management shall provide to Doctor's Care, for Doctor's Care's use, suitable facilities in which it can provide health care services. Medical Management shall own, enter into a lease, sublease or other occupancy agreement for each such facility if required by the owner. The facilities which are subject to this Agreement shall be designated from time to time exclusively by Medical Management. Each such facility and hereafter acquired or leased facility so designated by Medical Management is hereinafter referred to as an "Office" and all such facilities and hereafter acquired or leased facility so designated by Medical Management are hereinafter referred to as the "Offices."

                  3.2      Furniture. Fixtures and Equipment

                           3.2.1 During the term of this Agreement and all renewals and extensions hereof, Medical Management shall provide Doctor's Care at each Office at which Doctor's Care performs its health care services, the medical equipment, office equipment, furniture, fixtures, furnishings and leasehold improvements.

                           3.2.2 The use by Doctor's Care of such furniture, fixtures, furnishings, and equipment shall be subject to the following conditions:

                                    3.2.2.1   Title  to  all   such   furniture,
                  fixtures, furnishings, and equipment shall remain in Medical Management and upon termination of this Agreement, Doctor's Care shall immediately return and surrender all such furniture, fixtures, furnishings, and equipment to Medical Management in as good condition as when received, normal wear and tear excepted. Doctor's Care expressly agrees to execute any appropriate UCC-1 Financing Statement and UCC-1 Fixture Filings, and any amendments thereto, if so requested in writing by Medical Management.

                                    3.2.2.2  Medical  Management  shall be fully
                  and entirely responsible for all repairs and maintenance of all such furniture, fixtures, furnishings, and equipment, provided, however, that Doctor's Care agrees that it will use its best efforts to prevent damage, excessive wear, and breakdown of all such furniture, fixtures, furnishings, and equipment, and shall advise Medical Management of any and all needed repairs and equipment failures.

                  3.3 Development, Management and Administrative Services. During the term of this Agreement, and all renewals and extensions hereof, Doctor's Care hereby engages Medical Management to serve as Doctor's Care's exclusive manager and administrator of all non-medical functions and non-physician services relating to the operation of the Offices; and Medical
Management agrees to furnish to Doctor's Care all of the non-medical development, management and administrative services as may be needed by Doctor's Care in connection with the operation of the Offices. Such non-medical development, management and administrative services shall include the following:

                           3.3.1 Bookkeeping and Accounts. Medical Management shall provide all bookkeeping and accounting services necessary or appropriate to support the Offices, including, without limitation, maintenance, custody and supervision of all business records, papers, documents, ledgers, journals and reports, and the preparation, distribution and recordation of all bills and statements for professional services rendered by Doctor's Care, including the billing and completion of reports and forms required by insurance companies or governmental agencies, or other third-party payors (such records, papers, documents, ledgers, journals and reports shall not be deemed to include patient records and other records, reports and documents which relate to patient treatment by Doctor's Care's physicians); provided, however, it is understood that all such business records, papers and documents are the sole property of Doctor's Care, and shall be available for inspection by Doctor's Care at all times, and shall be delivered to Doctor's Care upon termination of this Agreement. Doctor's Care shall provide Medical Management with a complete copy of all such documents, records, and papers at Doctor's Care's expense upon termination of this Agreement.

                           3.3.2 General Administrative Services. Medical Management shall provide Doctor's Care with overall supervision and management, including the maintenance and repair, of the Offices, and all furniture, fixtures, furnishings, equipment and leasehold improvements located in or at the Offices.

                           3.3.3 Contract Administration. Medical Management shall provide Doctor's Care with administrative services to enable Doctor's Care to perform on a timely basis all non-medical aspects of all Payor Agreements. Such services shall include the preparation and analysis of reports to enable Doctor's Care to provide physician staffing and supervision at the Offices for the rendering of efficient, high quality medical care to patients.

                           3.4. Non-Physician Personnel. Medical Management shall provide such support personnel and nursing personnel to Doctor's Care as may be reasonably necessary to enable Doctor's Care to perform medical services at the Offices subject to the following:

          3.4.1 Medical Management shall provide all support personnel necessary for Doctor's  Care's  practice,  including,  but not limited to, all non-physician technical personnel, nurses, receptionists, secretaries, clerks, purchasing and marketing personnel, janitorial and maintenance personnel, and non-physician supervisory personnel as may be deemed reasonably necessary by Medical Management for the proper and efficient operation of the Office. Notwithstanding the foregoing, if any billing rules (such as Medicare/Medicaid "incident to" rules) require Doctor's Care to be the employer of certain non-physician medical personnel in order for their services to be reimbursed, then Doctor's Care shall be the employer of such non-physician medical personnel (who shall be deemed to be a portion of the "Doctor's Care Personnel"); and

                                    3.4.2    Medical    Management    shall   be
                                    responsible  for  hiring and firing all such
                                    support   personnel,   and  shall  determine
                                    compensation   for   all   such   personnel,
                                    including determination of salaries,  fringe
                                    benefits,  bonuses,  health  and  disability
                                    insurance,  workers' compensation insurance,
                                    and  any  other   benefits  that  each  such
                                    employee shall receive; and

                                    3.4.3  Medical  Management  shall manage and
                  supervise  all such  licensed  support  personnel  employed on behalf of Doctor's Care including, but not limited to all nurses, x-ray technicians and laboratory technicians, regarding those aspects of their employment that do not involve performance under the scope of their licensure; provided, however, that Doctor's Care shall manage and supervise all activities of such licensed support personnel performed under the scope of their licensure;

                  3.5 Supplies. Medical Management shall acquire and supply to Doctor's Care all medical and non-medical supplies of every kind, name or nature, which may reasonably be required by Doctor's Care for the operations of the Offices.

                  3.6 Security and Maintenance. Medical Management shall provide Doctor's Care with all services and personnel necessary to provide Doctor's Care with proper security, maintenance, and cleanliness of the Offices and the furniture, fixtures, equipment, and leasehold improvements located thereat. Additionally, Medical Management shall furnish to or obtain for group all laundry, linens, uniforms, printing, stationery, forms, telephone service, postage, duplication services, and any and all other supplies and services of a similar nature which are necessary in connection with the day-to-day operation of the Offices.

                  3.7 Physician Recruiting and Training. Medical Management shall assist Doctor's Care in recruiting, screening and evaluating prospective physician employees and physician contractors for Doctor's Care, and Medical Management shall assist Doctor's Care in training Doctor's Care's physicians in the delivery of medical services at the Offices in a manner consistent with Medical Management's established standards, practices, procedures and policies as may from time to time be in effect.

                  3.8 Insurance. Medical Management shall use all reasonable efforts to obtain and maintain in full force and effect during the term of this Agreement, and all extensions and renewals thereof, commercial general liability and property insurance which Medical Management deems appropriate to protect against loss in the nature of fire, other catastrophe, theft, business interruption, public liability, and non-medical negligence, with minimum coverage limits of $1,000,000 per occurrence. Medical Management shall use all reasonable efforts to obtain medical malpractice insurance for Doctor's Care and its physician employees in an amount not less than $1,000,000 per incident with a $3,000,000 annual limit per physician either on an "occurrence" or on a "claims made" basis in its judgment. If obtained on a "claims made" basis, such insurance arrangements shall include provision for the purchase of "tail coverage" if such coverage is available at reasonable rates. Medical Management may arrange for such malpractice insurance or portion thereof, including "tail coverage" to be underwritten or funded by an entity which is wholly or partially owned by Medical Management.

                  3.9 Billing and Collection. In order to relieve Doctor's Care of the administrative burden of handling the billing and collection of sums due under prepaid health plans, fees for medical, x-ray, laboratory and all services provided by or on behalf of Doctor's Care and for which Doctor's Care may charge, Medical Management shall be responsible, on behalf of and for Doctor's Care and any contract physicians or independent physician groups or other organizations practicing medicine for or on behalf of Doctor's Care, on their respective billheads as their agent, for billing and collecting the charges made with respect to all medical, x-ray, laboratory and all other services provided at the Offices. Doctor's Care agrees that it will keep and provide to Medical Management all documents, opinions, diagnoses, recommendations, and other evidence and records necessary for the purpose of supporting the fees charged for all medical and other services from time to time. It is expressly understood that the extent to which Medical Management will endeavor to collect such charges, the methods of collecting, the settling of disputes with respect to charges, and the writing off of charges that may be or appear to be uncollectible shall at all times be within the sole discretion of Medical Management (but subject to all applicable governmental regulations and the terms and conditions of applicable provider agreements), and that Medical Management does not guarantee the extent to which any charges billed will be collected. Doctor's Care or its duly authorized agent shall have the right at all reasonable times and upon the giving of reasonable notice to examine, inspect and copy the records of Medical Management pertaining to such fees, charges, billings and collections. At Doctor's Care's request, Medical Management will re-assign to Doctor's Care for collection by Doctor's Care, any accounts which Medical Management has determined to be uncollectible.

                  3.10 Bank Accounts and Disbursements. During the term of this Agreement, Medical Management is hereby expressly authorized to, and shall disburse from one or more bank accounts of Doctor's Care sums for the payment of the Cost of Medical Services as that term is defined in Section 7 below, Medical Management's compensation and all other costs, expenses and disbursements which are required or authorized by this Agreement. For administrative convenience, Medical Management shall maintain said bank accounts.

                  3.11 Market Research. Medical Management shall conduct market research with respect to rates, charges, competitive conditions, competition and business opportunities for Medical Management and Doctor's Care. Medical Management shall compile such information and provide marketing reports and analyses to Doctor's Care. All such marketing services shall be conducted in accordance with the laws, rules, regulations and guidelines of all applicable governmental and quasi-governmental agencies including, but not limited to, the Medical Board of Tennessee.

                  3.12 Contract Negotiations. Medical Management shall negotiate on Doctor's Care's behalf, contracts with prepaid health plans, preferred provider organizations, other group plans, independent physician associations, hospitals and other health care providers for Doctor's Care's services at the Offices, for admission of Doctor's Care's patients for hospitalization and for the provision of health care services for Doctor's Care's patients by other physicians with specialties not available at Doctor's Care. Upon request by Medical Management, Doctor's Care hereby agrees to take any action convenient or necessary for Doctor's Care to approve and enter into any such contracts.

                  3.13 Management and Planning Reports. Medical Management shall supply Doctor's Care on a regular, periodic basis, such internal reports as may be necessary or appropriate for the parties to assist each other in evaluating the non-medical aspects of the performance and productivity of their respective employees and contractors as well as in evaluating the efficiency and effectiveness of the rendition of their respective management and other non-professional services. Medical Management shall provide Doctor's Care with data and reports for Doctor's Care's exclusive use in conducting Doctor's Care's medical practice, evaluating the performance of Doctor's Care's physicians and for other purposes related to maintaining a high level of patient care quality and improving the efficiency of Doctor's Care's physicians. Medical Management shall meet periodically with Doctor's Care's utilization review designees, medical directors of Offices, Doctor's Care's peer review committees and other representatives of Doctor's Care to review the data and reports provided by Medical Management, to consult with each other with regard to the interpretation of such data and reports, to evaluate the application of such data and reports to the operation of the Offices and to detect and discuss trends in Doctor's Care's medical practice at the Offices.

                  3.14 Utilization Review. Medical Management shall establish and administer a program of Utilization Review of medical care rendered by Doctor's Care that is consistent with the terms of the Payor Agreements, and Doctor's Care agrees that it and its physicians shall adhere to the advice of such program to the extent that it is consistent with the physician's professional judgment.

                  3.15 Quality Assurance. It is understood that Doctor's Care has an established Quality Assurance Program to assure a standard of care that is consistent with the laws of the state and federal governments, with the applicable contractual obligations of Doctor's Care, and with the prevailing standards of medical practice and medical care in the community. Medical Management shall assist in the implementation of this Quality Assurance Program.

                  3.16 Arrangements with Other Providers. The parties hereto acknowledge and agree that Medical Management may enter into arrangements with health care providers other than Doctor's Care, including specialty physicians and hospitals, for the provision of services to patients.

                  3.17 Doctor's Care Operations. Medical Management shall have exclusive authority over all decision-making for ongoing Doctor's Care major or central operations except for the dispensing of medical services. This authority includes, but is not limited to, the scope of services, patient acceptance policies and procedures, pricing of services, negotiation and execution of contracts, issuance of debt, and establishment and approval of operating and capital budgets.

                  3.18 Compensation and Selection of Physicians. Medical Management shall have exclusive decision-making authority over the total compensation of Doctor's Care's Personnel. Medical Management shall have the authority to establish and implement guidelines for the selection, hiring and firing of Doctor's Care's Personnel; without limiting the generality of the foregoing, Doctor's Care shall not employ or contract with any Doctor's Care Personnel without the prior consent of Medical Management.

                  3.19 Notice of Certain Corporate Actions. During the term of this Agreement and any extension or renewal thereof, (i) if Doctor's Care shall desire to amend its bylaws or its Articles of Incorporation; or (ii) if any capital reorganization of the Doctor's Care, reclassification of the capital stock of Doctor's Care, consolidation or merger of Doctor's Care with or into another corporation, sale lease, or transfer of all or substantially all of the property and assets of Doctor's Care shall desire to be effected; or (iii) if Doctor's Care shall desire to pay any dividend, in shares of stock or cash or otherwise, or make any distribution upon the shares of its capital stock, then in any such case, Doctor's Care shall cause to be delivered to Medical Management, at least thirty (30) days prior to the record date fixed for the purpose of determining shareholders entitled to vote on such action, or to receive such dividend, distribution, or offer, or to receive shares or other assets deliverable upon such reorganization, reclassification, consolidation, merger, sale, lease, transfer, dissolution, liquidation, or winding up, as the case may be, a notice containing a brief description of the proposed action and stating such record date.

                  3.20 Proceeds of Sale of Doctor's Care and/or Offices. During the term of this Agreement and any renewal or extension thereof, in the event all or substantially all the assets of Doctor's Care or one or more of the Offices are sold or otherwise transferred, such sale or transfer shall not be effective except upon the prior written consent of Medical Management which may be withheld for any or no reason, and Medical Management shall be entitled to any and all the proceeds of such sale or transfer.

         4. Compliance with Payor Agreements. Medical Management agrees to perform its duties hereunder so as to comply with Doctor's Care's obligations under the Payor Agreements.

         5. Conduct of Medical Practice. Doctor's Care shall be solely and exclusively in control of all aspects of the practice of medicine and the delivery of medical services in its practice. The rendition of all medical professional services, including, but not limited to, diagnosis, treatment, surgery, therapy and the prescription of medicine and drugs, and the supervision of preparation of medical reports shall be the responsibility of Doctor's Care. Except as otherwise set forth herein, Doctor's Care shall have the sole right and authority to hire, employ, train, supervise, terminate and compensate all of the Doctor's Care Personnel. Medical Management shall have the authority to establish fees or charges for the rendition of such services. Doctor's Care agrees to assign a physician to act as its Medical Director and to assure that its Offices are adequately staffed during operating hours with such medical personnel as may be necessary to efficiently carry out the practice of medicine at such Offices, all of whom shall be duly licensed by the state in which they practice.

         6. Exclusivity. During the term of this Agreement, Doctor's Care agrees not to contract for or to obtain management or administrative services with any organization other than Medical Management.

         7.       Medical Management's Compensation.

                  7.1      Definitions.

                           7.1.1 "Books and Records" means Doctor's Care's books
of account, accounting and financial
records and all other records relating to and used in the conduct of Medical Management's duties hereunder and also used in the preparation of reports and financial statements. The books and records at all times shall be correct and complete and contain correct and timely entries made with respect to transactions entered into pursuant hereto in accordance with GAAP.

                           7.1.2  "Cost of Medical  Services"  means any and all
expenses of Doctor's Care with respect to
providing  services  at the  Offices or related  in any way to the  business  of
Doctor's  Care,  including  without  limitation  the aggregate  compensation  of
Doctor's Care Personnel, plus the cost of such Doctor's Care Personnel's benefits, including, but not limited to vacation pay, sick pay, health care expenses, Doctor's Care's share of Doctor's Care Personnel's, employment and payroll taxes, professional dues, and other expenses and payments required to be made to or for said Doctor's Care Personnel, pursuant to employment agreements or otherwise, including expense reimbursements and all discretionary bonuses, incentives, and/or payments based on profitability or productivity paid or accrued for Doctor's Care Personnel at said Offices; and also includes the cost of Ancillary Services ordered by Doctor's Care Personnel on behalf of Doctor's Care's patients and the cost of medical malpractice insurance for Doctor's Care and Doctor's Care Personnel.
     7.1.3 "GAAP" means at any particular time generally accepted accounting principles as m effect at such time. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method of valuation as used in the preparation of Medical Management's financial statements.

                           7.1.4  "Net  Revenues"  means  all  Revenues  net  of
allowances for uncollectible accounts.

                           7.1.5  "Revenues" means all amounts assigned and paid
hereunder by Doctor's Care to Medical
Management pursuant to Subsection 7.2.

                  7.2 Assignment to Medical Management. Doctor's Care hereby assigns to Medical Management all of Doctor's Care's rights and interest in all sums which Doctor's Care receives or becomes entitled to receive for the performance of medical services by employees of Doctor's Care and from charges by Doctor's Care for supplies and other items for which Doctor's Care is entitled to charge as reflected in invoices issued by Doctor's Care with respect to the Offices. Notwithstanding the foregoing, no assignment shall be made of any sums or rights to payment, the assignment of which is prohibited by law (e.g., amounts receivable from Medicare claims). In lieu of assignment of the payments described above, Doctor's Care hereby agrees to pay to Medical Management an amount equal to the amount of any such payments within two (2) business days of receiving such payments.

                  7.3 Remittances on Behalf of Doctor's Care. Medical Management shall pay on Doctor's Care's behalf from the Net Revenues the Cost of Medical Services. Medical Management shall have access to the Books and Records for the purpose of determining payments to be made under this Subsection 7.3.

                  7.4 Medical Management's Compensation. As compensation for the provision of its services hereunder, Medical Management shall receive the balance, if any, of the Net Revenues remaining after payments of the Costs of Medical Services as set forth in Section 7.3.

         8.       Records.

                  8.1 Medical Management agrees to maintain documentation of source data related to quality assurance, Utilization Review and cost and utilization reports prepared for and/or submitted to Doctor's Care for a period of at least five years from the close of the contract period specified in this Agreement.
                  8.2 Medical Management agrees to make all of its books and records pertaining to the services furnished under the terms of this Agreement (subject to applicable ethical and legal confidentiality requirements) available for inspection, examination or copying by duly authorized representatives of Doctor's Care.

         9.       Insurance and Indemnification.

                  9.1 Medical Management shall confirm that any physician provider used by Doctor's Care to serve the needs of Patients shall have professional liability insurance or protection limits of coverage as follows: at least $1,000,000 per occurrence and $3,000,000 annual aggregate for said physician. Medical Management shall provide evidence of the above-described coverage to Doctor's Care upon request.

                  9.2 Doctor's Care further agrees, during the term of this Agreement, to indemnify and hold harmless Medical Management against any claims or liabilities arising under this Agreement which are the sole responsibility of Doctor's Care or its employees or agents.

         10.      Confidentiality.

                  10.1 Patient Records. All patients records, reports and information obtained, generated, or encountered relating to Offices, which have not and hereafter are not designated by Medical Management as being Medical Management's property shall at all times be the property of Doctor's Care and so long as in the possession, use or control of either party, shall be kept in the strictest confidence by both parties. Medical Management shall instruct all of its personnel to keep confidential any such information, as well as any financial, statistical, personnel, and patient information obtained or encountered relating to Doctor's Care or to Doctor's Care's operations. Both parties agree to comply with all applicable laws, regulations and professional standards concerning the confidentiality of patient records.

                  10.2 Proprietary Information. Doctor's Care recognizes that due to the nature of this Agreement, Doctor's Care will have access to information of a proprietary nature owned by Medical Management including, but not limited to, any and all computer programs (whether or not completed or in use) and any and all operating manuals or similar materials which constitute the non-medical systems, policies and procedures, and methods of doing business developed by Medical Management for the operation of facilities managed by Medical Management. Consequently, Doctor's Care acknowledges and agrees that Medical Management has a proprietary interest in all such information and that all such information constitutes confidential and proprietary information and is the trade secret property of Medical Management. Doctor's Care hereby waives any and all right, title and interest in and to such trade secrets and confidential information and agrees to return all copies of such trade secrets and confidential information related thereto to Medical Management, at Doctor's Care's expense, upon the termination of the Agreement.

         Doctor's Care further acknowledges and agrees that Medical Management is entitled to prevent its competitors from obtaining and utilizing its trade secrets and confidential information. Therefore, Doctor's Care agrees to hold Medical Management's trade secrets and confidential information in strictest confidence and not to disclose them or allow them to be disclosed, directly or indirectly, to any person or entity other than those persons or entities who are employed by or affiliated with Medical Management or Doctor's Care, without the prior written consent of Medical Management. Doctor's Care shall not, either during the term of this Agreement, or at any time after the expiration or sooner termination of this Agreement, disclose to anyone other than persons or entities who are employed by or affiliated with Medical Management or Doctor's Care any confidential or proprietary information or trade secret information obtained by Doctor's Care from Medical Management, except as otherwise required by law.
Doctor's  Care agrees to require  each  independent  contractor  and employee of
Doctor's Care, and any such persons or entities to whom such information is disclosed for the purpose of performance of Medical Management's or Doctor's Care's obligations under this Agreement, to execute a "Confidentiality Agreement" in a form acceptable to Medical Management.

         Doctor's Care acknowledges and agrees that a breach of this Section 10 will result in irreparable harm to Medical Management which cannot be reasonably or adequately compensated in damages, and therefore Medical Management shall be entitled to injunctive and equitable relief to prevent a breach and to secure enforcement thereof, in addition to any other relief or award to which Medical Management may be entitled.

         11.      Cooperation.

                  11.1 Doctor's Care and Medical Management agree that they shall at all times maintain an effective liaison and close cooperation with each other to facilitate provision of high quality and cost effective health care to Patients.

                  11.2 Each of the parties agrees to cooperate fully with each other in connection with the performance of their respective obligations under this Agreement, and both parties agree to employ their best efforts to resolve any dispute that may arise under or in connection with this Agreement. Subject to Medical Management maintaining the confidentiality of patient records and Doctor's Care's confidential information, Doctor's Care shall provide to Medical Management full and complete access to Doctor's Care's premises, and to Doctor's Care charts, books, and records, in order that Medical Management can perform its functions hereunder.

                  11.3 During the term of this Agreement, Doctor's Care shall not add facilities or clinics for the practice of medicine by Doctor's Care's physicians without the prior approval of Medical Management.

                  11.4 Notwithstanding any other provisions contained herein, Medical Management shall not be liable to Doctor's Care, and shall not be deemed to be in default hereunder, for the failure to perform or provide any of the supplies, services, personnel, or other obligations to be performed or provided by Medical Management pursuant to this Agreement if such failure is a result of a labor dispute, act of God, or any other event which is beyond the reasonable control of Medical Management.

         12. License of Intellectual Property. During the term of this Agreement and any extension or renewals thereof, each of the party's hereto hereby grants royalty free to the other party hereto the non-exclusive right and license to use any and all trademarks, trade names, service marks, logos, and other intellectual property rights owned by the granting party. The licensed intellectual property and any goodwill associated therewith are and shall at all times remain the property of the granting party.

         13. Doctor's Care Patient Grievances. Medical Management agrees to comply with the complaint, grievance and disenrollment policies of Payors in resolving any Patient grievances related to the provision of medical services by Doctor's Care. Doctor's Care shall bring to the attention of Medical Management all applicable complaints or grievances involving Doctor's Care, and Medical Management shall promptly, in accordance with any applicable Payor procedures, investigate such complaints and use its best efforts to resolve them in a fair and equitable manner. Medical Management agrees to notify Doctor's Care monthly of any complaints from Patients and of actions taken or proposed with respect to the disposition of such complaints.

         14.      Professional Training and Licensing Standards.

                  14.1 Medical Management warrants that any provider that it engages to provide services to Patients is in compliance with applicable local, state, and federal laws, regulations and/or licensing requirements relating to the provision of services that they will provide.

                  14.2 Doctor's Care shall provide Medical Management with a copy of credentials requirements and agrees to provide Medical Management with documentation that each physician providing services to Doctor's Care Patients is appropriately credentialled. This documentation will include proof of licensure and specialty certification as applicable. This documentation shall be maintained on file by Medical Management and reviewed by Doctor's Care and Medical Management on an annual basis. Doctor's Care will maintain oversight responsibility to assure that all licensed physicians are credentialled according to its managed care Quality Assurance Program.

         15.      Non-Discrimination.

                  15.1 In the performance of this contract, Doctor's Care and Medical Management shall not unlawfully discriminate against any employee or applicant for employment because of race, religion, color, national origin, ancestry, physical or psychological disability, medical condition, marital status, age, sex or sexual orientation. Doctor's Care and Medical Management shall insure that the evaluation and treatment of their employees and applicants for employment are free of such discrimination and shall comply with all the provisions of law applicable thereto.

                  15.2 The applicable regulations of law relating to the treatment and evaluation of employees and applicants for employment are incorporated into this Agreement by reference and made a part hereof as if set forth in full. Doctor's Care and Medical Management shall give written notice of their obligations under this clause to labor organizations with which they have a collective bargaining or other agreement.

         16. Arbitration. If a dispute or matter in controversy arises between the parties hereto which they are unable to resolve to their mutual satisfaction within ten (10) days of written notice from one to the other of the existence of such dispute, then either party may notify the other party in writing (the "Notice") that the dispute be submitted to binding arbitration as provided herein. The arbitration panel shall consist of three (3) arbitrators, one of whom shall be selected by Medical Management, one of which shall be selected by Doctor's Care, each within 10 days of the Notice, and the third shall be selected by the first two within ten (10) days of their selection. If either party shall fail to make a selection within ten (10) days, the first arbitrator shall select the remaining two (2). In the event that any arbitrator shall resign or otherwise fail to perform his duties, his successor shall immediately be selected by the party who selected such arbitrator in the first instance. The arbitration panel shall have the authority to assess costs and shall award attorneys' fees. Either party may have recourse to the courts for enforcement of the award of the arbitration panel. Notwithstanding any provision of this
Section 16, the arbitration panel shall have no authority to override Medical Management's exclusive authority over the ongoing major or central operations of Doctor's Care, as specifically set forth in Subsection 3.17 and as otherwise set forth in this Agreement. With respect to any dispute brought by Doctor's Care, the arbitration panel and any court of competent jurisdiction may order termination of this Agreement only upon a finding beyond a reasonable doubt that Medical Management (a) was grossly negligent, (b) committed a fraudulent act, or
(c) committed illegal acts.

         17. Waiver of Violation. The waiver by either party of a breach or violation of any provision of this Agreement shall not operate as or be construed as a waiver of any subsequent breach thereof.

         18.      Miscellaneous.

                  18.1 Enforceability. If any provision of this Agreement shall be for any reason invalid or unenforceable, the remaining provisions shall be nevertheless effective.

                  18.2 Amendments. This Agreement constitutes the entire written understanding between the parties and may only be amended by Medical Management providing notice to Doctor's Care of such amendment.

                  18.3     Independent Relationship.

                  In  the  performance  of  this   Agreement,   it  is  mutually
understood and agreed that all physicians practicing medicine at any of the Offices are at all times acting and performing as employees of Doctor's Care or as independent contractors with Doctor's Care ("Doctor's Care's Physicians") and not employees or agents of Medical Management. Medical Management shall neither have nor exercise any control or direction over the methods by which Doctor's Care or Doctor's Care's Physicians shall practice medicine. The function of Medical Management is to provide Doctor's Care with all non-medical services in a competent, efficient, and satisfactory manner. Doctor's Care and Doctor's Care's Physicians shall have no claim under this Agreement or otherwise against Medical Management for workers' compensation, unemployment compensation, sick leave, vacation pay, retirement benefits, Social Security benefits, or any other employee benefits, all of which shall be the sole responsibility of Doctor's Care. Since Doctor's Care's Physicians are not employees of Medical Management, it shall not withhold on behalf of Doctor's Care's Physicians pursuant to this Agreement any sums for income tax, unemployment insurance, Social Security, or otherwise pursuant to any law or requirement of any governmental agency, and all such withholding, if any is required, shall be the sole responsibility of Doctor's Care. Doctor's Care shall indemnify and hold harmless Medical Management from any and all loss or liability arising with respect to any of the foregoing benefits or withholding requirements.

                  18.4 Assignability. This Agreement and all rights and obligations hereunder may not be assigned by Doctor's Care without the prior written consent of Medical Management. Medical Management may assign this Agreement or any or all rights and obligations hereunder at any time upon notice to Doctor's Care.
     18.5 Governing Law. This Agreement shall be construed in accordance with the laws of the State of South Carolina.

                                              [SIGNATURE PAGE ATTACHED]

                  IN WITNESS WHEREOF, the parties hereto have caused this Administrative Services Agreement to be executed by their duly authorized representatives as of the date first above written.

UCI MEDICAL AFFILIATES OF GEORGIA, INC.



By: /S/ M. F. MCFARLAND, III, M.D.
     M.F. McFarland, III, M.D.
Title: President and Chief Executive Officer

Address:

1901 Main Street
Suite 1200
Columbia, SC 29201

DOCTOR'S CARE OF TENNESSEE, P.C.



By: /S/ JERRY F. WELLS, JR.
      Jerry F. Wells, Jr.
Title: Secretary and Treasurer

Address:

1901 Main Street
Suite 1200
Columbia, SC 29201

                                  Exhibit 99.1

                                  News Release
                               dated May 14, 1998

                          announcing the acquisition of
                Atlanta based MainStreet Healthcare Corporation, the acquisition of the Columbia, SC, practice of Allan M. Weldon, M.D.
                 and the second quarter fiscal year 1998 results

                                  Exhibit 99.1

                                  NEWS RELEASE


     UCI MEDICAL AFFILIATES, INC. COMPLETES THE ACQUISITION OF ATLANTA BASED
                       MAINSTREET HEALTHCARE CORPORATION

                       Company Acquires the Columbia, SC,
                          practice of Allan M. Weldon,
                                      M.D.

             Company Reports Second Quarter Fiscal Year 1998 Results


Columbia, S.C. - May 14, 1998 - UCI Medical Affiliates, Inc. (NASDAQ: UCIA) announced today that it has acquired the assets of MainStreet Healthcare Corporation of Atlanta, Georgia for a combination of cash, debt, UCI stock and debt assumption, effective May 1, 1998. MainStreet, with annualized revenues of approximately $7 million and with approximately 100 employees, owns and operates nine primary care medical offices in the Atlanta, Georgia area and two primary care medical offices in Knoxville, Tennessee. The issuance of the UCI stock is subject to the approval of the UCI shareholders at the forthcoming annual meeting.

"UCI's continuing growth through practice acquisitions in both its home state of South Carolina and in neighboring southeastern states should result in UCI being recognized nationally as a significant regional player in the physician practice management industry and thereby further enhance shareholder value," said M.F. McFarland, III, M.D., UCI's President and Chief Executive Officer. With the MainStreet acquisition, UCI and its affiliated Doctor's Care, P.A. will employ approximately 120 full and part time primary care providers.

Concurrent with the acquisition of MainStreet, UCI completed a $1.2 million private placement of its common stock through Allen & Company, Incorporated, a New York based investment banking firm. The proceeds will be used for working capital needs and for the cash portion of the MainStreet acquisition.

UCI additionally completed the acquisition of substantially all the assets of the medical practice of Allan M. Weldon, M.D., effective March 1, 1998. Dr. Weldon's primary care practice was merged into Midtown Family Practice in Columbia, SC, one of UCI's Family Medicine Division existing locations.

The Company also announced that revenue for the second quarter of the fiscal year ending September 30, 1998 increased by 28% to $8,615,000 from $6,715,000 for the first quarter of the fiscal year ended September 30, 1997. Revenue growth is attributed to both same center increases in patient visits and patient charges at established centers and to the expansion in the number of centers UCI operates.

Patient encounters increased to 119,000 in the second quarter of fiscal year 1998 from 95,000 in the second quarter of fiscal year 1997.


                                                          (Over)

The Company reported a net loss of $174,000 or $.03 per share for the second quarter of fiscal year 1998, as compared to a profit of $192,000 or $.04 per share for the second quarter of fiscal year 1997. "Acquisitions such as MainStreet, where UCI can take over many of the administrative functions such as billing and collection activities, should allow UCI to more fully utilize the corporate infrastructure that it has invested in over the past few years. This will allow UCI and its acquirees to operate more profitably overall," said Jerry
F. Wells, Jr., CPA, UCI's Executive Vice President of Finance and Chief Financial Officer.

The Company's March 31, 1998 balance sheet reflects an increase in total assets to $23,234,000, as compared to $20,864,000 at September 30, 1997, while stockholders' equity at March 31, 1998 decreased to $9,342,000 from $9,488,000 at September 30, 1997.

UCI Medical Affiliates, Inc. provides non-medical management and administrative services for freestanding medical centers which operate as Doctor's Care urgent care centers, Doctor's Surgical Group, Doctor's Orthopedic Group, the UCI Division of Family Medicine and Progressive Therapy Services.

            ------------------------------------------------
This press release contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this press release that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's cost of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations in multiple jurisdictions negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, and other factors described in other reports filed by the Company with the Securities and Exchange Commission.
               ---------------------------------------------------

                                                           # # #


Contact: Jerry F. Wells, Jr., CPA
                  Executive Vice President of Finance
                  and Chief Financial Officer
                  UCI Medical Affiliates, Inc.
                  (803) 252-3661