Form 10-Q
period 1998-06-30
UCI MEDICAL AFFILIATES INC
filed 1998-07-28
CIK 737561

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549
                                                Form 10-QSB

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF   1934

For the quarterly period ended:                      June 30, 1998
                             ------------------------------

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

  10,200,641 shares of $.05 common stock outstanding at July 27, 1998

Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - June 30, 1998
                           and September 30, 1997                                                3

                           Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 1998 and June 30, 1997                4

                           Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 1998 and June 30, 1997                                5

                           Notes to Consolidated Financial Statements                       6 -  7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                              8 - 12


PART II           OTHER INFORMATION

                  Items 1-6                                                                 13-14


SIGNATURES                                                                                     16

                                       UCI Medical Affiliates, Inc.

                                        Consolidated Balance Sheets

                                                                 June 30, 1998            September 30, 1997
                                                                 --------------------     -----------------------
                                                                     (unaudited)                (audited)
Assets
Current assets
   Cash and cash equivalents                                      $            0         $         14,676
   Accounts receivable, less allowance for doubtful accounts
       of $1,544,495 and $878,469                                     10,100,755                5,943,884
   Inventory                                                             666,725                  502,888
   Deferred taxes                                                        334,945                  334,945
   Prepaid expenses and other current assets                           1,053,252                  579,217
                                                                 --------------------     -----------------------
Total current assets                                                  12,155,677                7,375,610

Property and equipment, less accumulated depreciation of
   $3,482,625 and $2,724,222                                           5,062,550                4,002,699
Deferred taxes                                                         1,417,237                1,417,237
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,223,877 and
   $1,664,739                                                        14,763,872                 7,801,607
Other assets                                                            263,501                   266,379
                                                                 --------------------     -----------------------
Total Assets                                                     $   33,662,837             $  20,863,532
                                                                 ====================     =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                             $    2,276,193             $     840,879
   Current portion of long-term debt payable to employees               205,544                   177,445
   Accounts payable                                                   3,879,941                 2,039,506
   Accrued salaries and payroll taxes                                 1,709,795                   959,068
   Other accrued liabilities                                            468,577                   437,667
                                                                 --------------------     -----------------------
Total current liabilities                                             8,540,050                 4,454,565

Long-term debt, net of current portion                                7,545,140                 6,438,655
Long-term debt payable to employees, net of current portion             550,653                   481,815
                                                                 --------------------     -----------------------
Total Liabilities                                                    16,635,843                11,375,035
                                                                 --------------------     -----------------------

Commitments and contingencies
                                                                              0                         0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                             0                         0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 10,200,641 and 5,744,965
         shares                                                         510,032                   287,248
   Paid-in capital                                                   24,111,636                15,435,535
   Accumulated deficit                                               (7,594,674)               (6,234,286)
                                                                 --------------------     -----------------------
Total Stockholders' Equity                                           17,026,994                 9,488,497
                                                                 --------------------     -----------------------
Total Liabilities and Stockholders' Equity                       $   33,662,837             $  20,863,532
                                                                 ====================     =======================

                              See Notes to Consolidated Financial Statements.

                                       UCI Medical Affiliates, Inc.

                                   Consolidated Statements of Operations
                                                (unaudited)

                                                        Three Months Ended June 30,               Nine Months Ended June 30,
                                                    ------------------------------------     -------------------------------------
                                                         1998                1997                  1998                1997
                                                    ---------------     ----------------     -----------------    ----------------

Revenues                                            $9,932,868          $7,097,114           $  26,625,431        $20,299,676
Operating costs                                      9,436,121           6,600,665              25,748,944         18,876,302
                                                    ---------------     ----------------     -----------------    ----------------
Operating margin                                       496,747             496,449                  876,487         1,423,374

General and administrative expenses                     20,729              37,978                   66,817           127,881
Depreciation and amortization                          521,837             306,055                1,349,851           892,372
                                                    ---------------     ----------------     -----------------    ----------------
Income (loss) from operations                          (45,819)            152,416                 (540,181)          403,121

Other income (expense)
   Interest expense, net of interest income           (290,904)           (214,392)                (846,864)         (570,951)
   Gain (loss) on disposal of equipment                 27,654              14,028                   27,215             8,809
                                                    ---------------     ----------------     -----------------    ----------------
Other income (expense)                                (263,250)           (200,364)                (819,649)         (562,142)

Income (loss) before benefit (provision )for
   income taxes                                       (309,069)            (47,948)              (1,359,830)         (159,021)
Benefit (provision )for income taxes                         0             166,383                     (558)          499,148
                                                    ---------------     ----------------     -----------------    ----------------

Net income (loss)                                   $ (309,069)          $ 118,435          $    (1,360,388)       $  340,127
                                                   ================     =================    ================     ===============

Basic earnings (loss) per share                     $     (.04)         $      .02          $          (.20)       $      .07
                                                    ===============     ================     =================    ================

Basic weighted average common shares
  outstanding                                        8,690,291           4,842,968                6,939,141         4,819,526
                                                    ===============     ================     =================    ================

Diluted earnings (loss) per share                   $     (.04)        $       .02         $           (.20)       $      .07
                                                    ===============     ================     =================    ================

Diluted weighted average common shares
  outstanding                                        8,701,165           4,842,968                6,957,461         4,831,074
                                                    ===============     ================     =================    ================

                              See Notes to Consolidated Financial Statements.

                                       UCI Medical Affiliates, Inc.

                                   Consolidated Statements of Cash Flows

                                                (unaudited)

                                                                      Nine Months Ended June 30,
                                                                ----------------------------------------
                                                                      1998                  1997
                                                                ------------------    ------------------
Operating activities:
Net income (loss)                                               $ (1,360,388)         $     340,127
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                           (27,215)                (8,809)
      Provision for losses on accounts receivable                    897,237                522,601
      Depreciation and amortization                                1,349,851                892,372
      Deferred taxes                                                       0               (525,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     (2,835,232)            (2,078,914)
   (Increase) decrease in inventories                               (163,837)                27,970
   (Increase) decrease in prepaid expenses and other
      current assets                                                (433,935)                (4,252)
   Increase (decrease) in accounts payable and accrued
      expenses                                                     2,616,031               (125,737)
                                                               --------------      ------------------

Cash provided by (used in) operating activities                       42,512               (959,642)
                                                               --------------      ------------------

Investing activities:
Purchases of property and equipment                                 (731,285)              (478,274)
Disposals of property and equipment                                    1,500                      0
Acquisitions of goodwill                                            (933,554)               (26,551)
 (Increase) decrease in other assets                                   2,878                  8,511
                                                               --------------       ----------------

Cash provided by (used in) investing activities                   (1,660,461)              (496,314)
                                                               --------------     ------------------

Financing activities:
Issuance of common stock, net of redemptions & expense             1,103,700                600,000
Net borrowings (payments) under line-of-credit agreement            (570,632)             1,877,260
Increase in long-term debt                                         2,088,523                280,000
Payments on long-term debt                                        (1,018,318)            (1,419,450)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                    1,603,273              1,337,810
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                     (14,676)              (118,146)
Cash and cash equivalents at beginning of period                      14,676                237,684
                                                                ------------------    ------------------

Cash and cash equivalents at end of period                      $          0           $   119,538
                                                                ==================    ==================

                              See Notes to Consolidated Financial Statements

                                       UCI MEDICAL AFFILIATES, INC.

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month or three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended September 30, 1997.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI") and all wholly-owned and beneficially owned subsidiaries (UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"); UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"); Doctor's Care of South Carolina, P.A. ("PASC"); Doctor's Care of Georgia, P.C. ("PCGA"); and Doctor's Care of Tennessee, P.C. ("PCTN")). Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with professional corporations which operate the medical practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed medical provider who is the owner of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). Through the Management Services Agreements, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of medical practice as required by state law. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed medical professionals. The Management Services Agreements have initial terms of forty years. The method of computing the management fees are based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interest are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporations.

Through the Management Services Agreements and the nominee arrangement, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual management Arrangements," must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statement of operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.

EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.


STOCKHOLDERS EQUITY

UCI of GA acquired substantially all the assets of MainStreet Healthcare Corporation ("MHC") effective for accounting purposes as of May 1, 1998 (the "Acquisition") and was accounted for using the purchase method of accounting per APB 16. The closing of the Acquisition was completed on May 13, 1998. As partial consideration for the Acquisition, the Company delivered to MHC at the closing of the Acquisition a Conditional Delivery Agreement (the "Conditional Delivery Agreement") by and between the Company, UCI of GA and MHC which requires the Company to issue to MHC 2,901,396 shares of the common stock of the Company after the approval of such issuance by the shareholders of the Company. The Conditional Delivery Agreement states that in the event the shareholders of the Company fail to approve the issuance of such shares to MHC, the Acquisition shall be unwound, and the assets shall be returned to MHC. However, holders of an aggregate of 54% of the issued and outstanding shares of the Company's common stock as of the date of this filing have executed and delivered separate agreements with MHC to vote their shares at the Annual Meeting in favor of the issuance of such stock to MHC. Upon the vote of such shareholders as indicated, the proposals relating to the Acquisition are assured to be approved, regardless of the votes that may be cast by any other holders of common stock entitled to vote. The Acquisition has already been approved by the shareholders of MHC. The Company is, therefore, of the opinion that it is a remote possibility that the Acquisition will be required to be unwound as contemplated in the Conditional Delivery Agreement. Therefore, the 2,901,396 shares issued to MHC per the Conditional Delivery Agreement have been included on the balance sheet as issued and outstanding.

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

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI") and all wholly-owned and beneficially owned subsidiaries (UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"); UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"); Doctor's Care of South Carolina, P.A. ("PASC"); Doctor's Care of Georgia, P.C. ("PCGA"); and Doctor's Care of Tennessee, P.C. ("PCTN")). Because of corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with professional corporations which operate the medical practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed medical provider who is the owner of the capital stock of the professional corporation at a nominal cost ("nominee arrangements"). Through the Management Services Agreements, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of medical practice as required by state law. Under the Management Services Agreements, the Company establishes annual operating and capital budgets for the professional corporations and compensation guidelines for the licensed medical professionals. The Management Services Agreements have initial terms of forty years. The method of computing the management fees are based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interest are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporations.

Through the Management Services Agreements and the nominee arrangement, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual management Arrangements," must consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statement of operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.

Procedurally, the management agreements call for the P.A.'s and P.C.'s to provide medical services and charge a fee to the patient or to the patient's insurance carrier or employer for such services. Physician salaries are paid out of these revenues and all remaining revenues are passed to UCI-SC or UCI-GA as a management fee. UCI-SC and UCI-GA provide all support personnel (nurses, technicians, receptionists), all administrative functions (billing, collecting, vendor payment), and all facilities, supplies and equipment. The consolidated accounts of the Company include all revenue and all expenses (including physician salaries) of all six entities.

The P.A.'s and P.C.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. and P.C.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. As of June 30, 1998 and June 30, 1997, the Company employed 120 and 76 providers, respectively.

Results of Operations
     For the Three Months Ended June 30, 1998 as Compared to the Three Months Ended June 30, 1997

Effective May 1, 1998, UCI acquired the assets of MainStreet Healthcare Corporation of Atlanta, Georgia for a combination of cash, debt, UCI stock and debt assumption. MainStreet, with annualized revenues of approximately $7 million and with approximately 100 employees, owns and operates six primary care medical offices in the Atlanta, Georgia area and two primary care medical offices in Knoxville, Tennessee.

     Revenues of $9,933,000 for the quarter ending June 30, 1998 reflect an increase of forty (40%) percent from those of the quarter ending June 30, 1997.

This increase in revenue is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of medical centers from 30 to 48. This expansion included Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice, all of Columbia, South Carolina and all acquired in August 1997; Doctor's Care - Camden acquired in September 1997; three Progressive Therapy Services offices all located in Columbia, South Carolina and all acquired in October 1997; Doctor's Care - New Ellenton acquired in November 1997; a Physical Therapy practice in Columbia, South Carolina opened in November 1997; Ridgeview Family Practice of Columbia, South Carolina, opened in December 1997 and the eight practices purchased from MainStreet Healthcare on May 1, 1998 (six in Atlanta, Georgia and two in Knoxville, Tennessee). Of the $2,836,000 in revenue growth from the third quarter of fiscal 1997 to the third quarter of fiscal 1998, approximately $2,468,000 was from the eighteen locations opened after June 30, 1997.

The Company has increased its services provided to members of Health Maintenance Organizations (HMOs). In such arrangements, the Company, through Doctor's Care, P.A., acts as the designated primary caregiver for members of the HMO who have selected Doctor's Care as their primary care provider. The Company began participating in an HMO operated by Companion HealthCare Corporation ("Companion"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina in 1994. The Company now acts as primary care "gatekeeper" for approximately 24,000 lives for four HMOs, including Companion. While HMOs do not, at this time, have a significant penetration into the South Carolina market, the Company believes that HMOs and other managed care plans will experience a substantial increase in market share in the next few years, and the Company is therefore positioning itself for that possibility. Capitated revenue decreased from approximately $859,000 in the third quarter of fiscal 1997 to approximately $589,000 in the third quarter of fiscal 1998 because the Company renegotiated with one of the larger HMOs to pay on a discounted fee-for-services basis instead of on a capitated basis effective May 1, 1998. The Company continues to act as the gatekeeper for the covered lives.

The Company negotiates contracts with two of the HMOs for the PASC physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the PASC physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a PASC physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs which pay by capitation accounted for approximately 6% of the Company's net revenue in the third quarter of fiscal 1998.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. This has not occurred to date. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

Increased revenues also reflect the Company's heightened focus on occupational medicine and industrial health services. Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry.

     Patient encounters increased to 127,000 in the third quarter of fiscal 1998 from 96,000 in the third quarter of fiscal 1997.

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

An operating margin of $497,000 was earned during the third quarter of fiscal 1998 as compared to an operating margin of $496,000 realized for the third quarter of fiscal 1997. Management believes that lack of improvement in the margin is mainly the result of some start-up costs, which are expensed as incurred, being absorbed for the locations added since June 1997. Typically, start-up costs are mainly the result of personnel costs necessary to staff a center that is not yet being used to capacity.

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

Depreciation and amortization expense increased to $522,000 in the third quarter of fiscal 1998, up from $306,000 in the third quarter of fiscal 1997. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchases of existing practices as noted above. Interest expense increased from $214,000 in the third quarter of fiscal 1997 to $291,000 in the third quarter of fiscal 1998 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers and as a result of the usage of the Company line of credit for operating expenses.

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

      The ability to utilize NOL's prior to their expansion.

      The potential limitation of NOL utilization in the event of a change in ownership.

      The generation of future taxable income in excess of income reported on the consolidated financial statements.

     For the Nine Months Ended June 30, 1998 as Compared to the Nine Months Ended June 30, 1997

Revenues of $26,625,000 reflect an increase of thirty-one (31%) percent from the same period in fiscal 1997 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 361,000 for the nine months ended June 30, 1998 from 287,000 for the nine months ended June 30, 1997.

Financial Condition at June 30, 1998

Cash and cash equivalents decreased by $15,000 during the nine months ended June 30, 1998 as detailed on page 5 of this report. Cash was utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 70% during the period, reflecting the addition of centers and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the sixteen practices noted above was somewhat offset by the amortization recorded.

Long-term debt increased from $7,280,000 at September 30, 1997 to $9,821,000 at June 30, 1998 primarily as a result of indebtedness incurred in the practice acquisitions detailed earlier and due to capital leases for Center upfits, and in the utilization of an operating line of credit. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Overall, the Company's current assets exceeded its current liabilities at June 30, 1998 by $3,616,000.

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

Operating activities provided $43,000 of cash during the nine months ended June 30, 1998. This reflects growth in the Company's accounts receivable as well as prepaid expenses and an increase in accounts payable and accrued expenses. The growth in accounts receivable and in accounts payable is the result of growth in the number of Centers, patient visits and charges per patient visit.

Investing activities used $1,660,000 of cash during the nine months as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1998 and beyond.

In May 1998, the Company, through a private placement, issued 1,200,000 shares of common stock at $1.00 per share through Allen & Company, Inc. and received net $1,066,200 in cash.

The Year 2000

It is possible that the Company's currently installed computer systems, or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its vendors as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in its compute systems or those of its vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized over the software's useful life.







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


Item 2            Changes in Securities

                  During the three months ended June 30, 1998, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

                  On May 12, 1998, the Company, through a private placement, issued an aggregate of 1,200,000 shares of common stock at $1.00 per share through Allen & Company, Inc. to two investors and received $1,066,200 net of fees and commissions in cash.

                  UCI of GA acquired substantially all the assets of MainStreet Healthcare Corporation ("MHC") effective for accounting purposes as of May 1, 1998 (the "Acquisition"). The closing of the Acquisition was completed on May 13, 1998. As partial consideration for the Acquisition, the Company delivered to MHC at the closing of the Acquisition a Conditional Delivery Agreement (the "Conditional Delivery Agreement") by and between the Company, UCI of GA and MHC which requires the Company to issue to MHC 2,901,396 shares of the common stock of the Company after the approval of such issuance by the shareholders of the Company. The Conditional Delivery Agreement states that in the event the shareholders of the Company fail to approve the issuance of such shares to MHC, the Acquisition shall be unwound, and the assets shall be returned to MHC. However, holders of an aggregate of 54% of the issued and outstanding shares of the Company's common stock as of the date of this filing executed and delivered separate agreements with MHC to vote their shares at the Annual Meeting in favor of the issuance of such stock to MHC. Upon the vote of such shareholders as indicated, the proposals relating to the Acquisition are assured to be approved, regardless of the votes that may be cast by any other holders of common stock entitled to vote. The Acquisition has already been approved by the shareholders of MHC. The Company is, therefore, of the opinion that it is a remote possibility that the Acquisition will be required to be unwound as contemplated in the Conditional Delivery Agreement. Therefore, the 2,901,396 shares issued to MHC per the Conditional Delivery Agreement have been included on the balance sheet as issued and outstanding.


Item 3            Defaults upon Senior Securities

                  This item is not applicable.


Item 4            Submission of Matters to a Vote of Security Holders

                  This item is not applicable.

Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits and Reports on Form 8-K

                  (a) Exhibits.  The exhibit  included on the  attached  Exhibit
                      Index is filed as part of this report.

                  (b) Reports on Form 8-K.

                  The Company filed a Form 8-K/A on April 20, 1998, which amended the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998 by UCI Medical Affiliates, Inc., a Delaware corporation ("UCI"), and was filed to disclose an amendment to the Agreement reported in the initial filing of this Form 8-K, and to include the financial statements required by Item 7 of Form 8-K.

                  The Company filed a Form 8-K/A on May 11, 1998, which amended the Form 8-K filed with the Securities and Exchange Commission on March 1, 1998 by UCI Medical Affiliates, Inc., a Delaware corporation (the "Company"), and was filed to include the financial statements required by Item 7 of Form 8-K.

                  The Company filed a Form 8-K/A on May 28, 1998, which amended the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998 by UCI Medical Affiliates, Inc., a Delaware corporation ("UCI"), and that certain Form 8-K/A filed with the Securities and Exchange Commission on April 20, 1998, and was filed to disclose a second amendment to the Agreement reported in the initial filing of this Form 8-K, and to include revised pro forma financial information related to the MainStreet Acquisition.

                  The Company filed a Form 8-K/A on July 24, 1998, which amended the Form 8-K filed with the Securities and Exchange Commission on February 17, 1998 by UCI Medical Affiliates, Inc., a Delaware corporation ("UCI"), that certain Form 8-K/A filed with the Securities and Exchange Commission on April 20, 1998; and that certain Form 8-K/A filed with the Securities and Exchange Commission on May 28, 1998, and was filed to include the financial statements and certain other exhibits required by Item 7 of Form 8-K, all related to the MainStreet Acquisition.

                                       UCI MEDICAL AFFILIATES, INC.
                                               EXHIBIT INDEX



EXHIBIT
NUMBER
                    DESCRIPTION                                  PAGE NUMBER
---------    --------------------------------------   -------------------------

      27            Financial Data Schedule           Filed separately as
                                                       Article Type 5 via Edgar

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




Date:  July 28, 1998