Form 10KSB/A
period 1997-09-30
UCI MEDICAL AFFILIATES INC
filed 1998-08-21
CIK 737561

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
( X )      ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1997

(  )       TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934
           For the transition period from _________________ to _________________

COMMISSION FILE NUMBER:  0-13265

                          UCI MEDICAL AFFILIATES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)
        Delaware                                         59-2225346
--------------------------                        -------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC          29201
-----------------------------------------------------------      ------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (803) 252-3661
                                                                ---------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                                  -------
Securities registered pursuant to
Section 12(g) of the Act:                          Common Stock, $.05 par value
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
           YES     X                       NO
               _________                       _________

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

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ____     ____

* Calculated by excluding all shares held by officers, directors and controlling
shareholder  of  registrant   without   conceding  that  all  such  persons  are
"affiliates" of registrant for purposes of the federal securities laws.


       Total number of pages, including the cover page, is _____.
Exhibit Index is on pages _____.

                          UCI MEDICAL AFFILIATES, INC.

                             INDEX TO FORM 10-KSB/A


           PART I                                                          PAGE



Item 1.    Description of Business..........................................2


Item 2.            Description of Properties................................8


Item 3.            Legal Proceedings........................................8


Item 4.            Submission of Matters to

                   a Vote of Security Holders...............................8




           PART II



Item 5.    Market for Common Equity and

           Related Stockholder Matters......................................9


Item 6.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations...................10


Item 7.            Financial Statements....................................17


Item 8.            Changes in and Disagreements with Accountants on

                   Accounting and Financial Disclosure.....................17



           PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons;

           Compliance with Section 16(a) of the Exchange Act...............17

Item 10. Executive Compensation............................................20


Item 11.           Security Ownership of

                   Certain Beneficial Owners and Management................22


Item 12.           Certain Relationships and Related Transactions..........24

Item 13. Exhibits and Reports on Form 8-K..................................26

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS


General
-------
UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI provides nonmedical management and administrative services for a network of 40 freestanding medical centers (the "Centers") located throughout South Carolina (29 operating as Doctor's Care, one as Doctor's Surgical Group, one as Doctor's Orthopedic Group, four as Progressive Physical Therapy Services and five family practice offices operating under different names).


Organizational Structure
------------------------


Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of Doctor's Care, P.A. (the "P.A.," and collectively with UCI and UCI-SC, the "Company"), which has contracted with UCI-SC to be the sole provider of all medical direction and supervisors of the Centers. The P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services.

UCI has entered into a Facilities Agreement with the P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients, and it provides all of the resources (systems, procedures, and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries, operating costs of the centers and operating costs of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for establishing, selecting, hiring and firing the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors, with the P.A. executing certain of the contracts at the request of a minority of payors.

Pursuant to the Facilities Agreement, the P.A. retains from its collections for services rendered an amount equal to the salary and related employee benefits of the medical personnel of the P.A., as well as an amount equal to the nominal expenses incurred by the P.A. to purchase certain narcotic drugs required by law to be owned by the P.A. or its employee-physicians. The balance of all fees and other revenues generated by the P.A. is paid to UCI-SC as its management fee. UCI-SC does not loan or otherwise advance funds to the P.A. for any purposes. The calculation of the management fee paid by the P.A. to UCI-SC does not differ if the collections of the P.A. were generated by its physical therapy group, surgical group, orthopedic group, or family practice group.

UCI-SC and the P.A. are under common financial and operational control. The P.A. and UCI-SC share a common management team, with the same individuals serving as President and as Chief Financial Officer of both companies. The sole shareholder of the P.A. is M.F. McFarland, III, M.D., the President and Chief Executive Officer of UCI and UCI-SC.

UCI-SC believes that the services it provides to the P.A. do not constitute the practice of medicine under applicable laws. Nevertheless, because of the uniqueness of the structure of the relationship described above, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's business by the courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or future expansion.

The Centers
-----------


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

Medical Services Provided at the Centers
----------------------------------------

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

             _ Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia and other conditions typically treated by primary care providers;
             _ Treatment of injuries, such as simple fractures, dislocations, sprains, bruises and cuts;
             _ Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;
             _ Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, urinalysis and various cultures; and
             _ Occupational and industrial medical services, including drug testing, workers' compensation and physical examinations.

At any of the Centers, a patient with a life-threatening condition would be evaluated by the physician, stabilized and immediately referred to a nearby hospital.

Patient Charges and Payments
----------------------------

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



The  following  table  breaks out the  Company's  revenue and patient  visits by
--------------------------------------------------------------------------------
revenue source for fiscal year 1997:
------------------------------------


                                                 Percent (%) of                    Percent (%) of
               PAYOR                             Patient Visits                        Revenue
-----------------------------------          -----------------------            ---------------------









Patient Pay                                            24%                               24%

Employer Paid                                          15%                               11%

HMO                                                    10%                               11%

Workers Compensation                                   10%                               14%

Medicare/Medicaid                                      12%                               7%

Managed Care Insurance                                 24%                               28%

Other                                                  5%                                5%


In accordance with the agreements described above, UCI-SC, as the agent for the P.A., processes all billings and capitation payments for the P.A. When the billings and capitation payments for the P.A. are received, they are deposited in accounts owned by the P.A. In no event are the physicians entitled to receive such billings and capitation payments.


Capitated Reimbursement Arrangements
------------------------------------

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


The Company negotiates contracts with HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A.'s physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. Note that the Company is only capitated from and obligated to provide the primary care services for the patient. The Company is not at risk for specialty care or hospital services. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with HMOs accounted for approximately 11% of the Company's net revenues in fiscal 1997.


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

Competition and Marketing
-------------------------

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

Government Regulation
---------------------

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


Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute", prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Although the Company believes that it is not in violation of the Anti-kickback Statute, its operations do not fit within any of the existing or proposed federal safe harbors.

The Office of the Inspector General (the "OIG"), the government office that is charged with the enforcement of the federal Anti-kickback Statute, recently issued an advisory opinion regarding a proposed management services contract that involved a cost plus a percentage of net revenue payment arrangement ("Advisory Opinion 98-4"). Based on its analysis of the intent and scope of the Anti-kickback Statute, the OIG determined that it could not approve the arrangement because the structure of the management agreement raised the following concerns under the Anti-kickback Statute: (i) the agreement might include financial incentives to increase patient referrals; (ii) the agreement did not include any controls to prevent over utilization; and (iii) the percentage billing arrangement may include financial incentives that increase the risk of abusive billing practices. The OIG opinion did not find that the management arrangement violated the Anti-kickback Statute, rather that the arrangement may involve prohibited remuneration absent sufficient controls to minimize potential fraud and abuse. An OIG advisory opinion is only legally binding on the Department of Health and Human Services (including the OIG) and the requesting party and is limited to the specific conduct of the requesting party because additional facts and circumstances could be involved in each particular case. Accordingly, the Company believes that Advisory Opinion 98-4 does not have broad application to the Company's provision of nonmedical management and administrative services for the Centers. The Company also believes that the Company and the Centers have implemented appropriate controls to ensure that the arrangements between the Company and the Centers do not result in abusive billing practices or the over utilization of items and services paid for by Federal health programs.

The applicability of the Anti-kickback Statute to many business transactions in the health care industry, including the Company's service agreements with the Centers and the development of ancillary services by the Company, has not been subject to any significant judicial and regulatory interpretation. The Company believes that although it receives remuneration for its management services under its service agreements with the Centers, the Company is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the Centers. In addition, the Company is not a separate provider of Medicare or state health program reimbursed services. Consequently, the Company does not believe that the service and management fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-kickback Statute.


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


South Carolina has adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of those laws. South Carolina's Provider Self-Referral Act of 1993 generally provides that a health care provider may not refer a patient for the provision of any designated health service to an entity in which the health care provider is an investor or has an investment interest. Under the Company's current operations, the Company does not believe it is an entity providing designated health services for purposes of the South Carolina Provider Self-Referral Act. The Centers provide all health care services to patients through employees of the P.A. There are no provider investors in the P.A. that refer patients to the Centers for designated health care services. Accordingly, under South Carolina law, the Company believes that the provider self-referral prohibition would not apply to the Centers' or the Company's operations in South Carolina.

In addition to self-referral prohibitions, South Carolina's Provider Self-Referral Act of 1993 also prohibits the offer, payment, solicitation, or receipt of a kickback, directly or indirectly, overtly or covertly, in cash or in kind, for referring or soliciting patients. The Company believes that its payment arrangements are reasonable compensation for services rendered and do not constitute payments for referrals.


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


Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by the Company could possibly be characterized by some states as the business of insurance. The Company, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. South Carolina does not currently regulate the establishment or operation of networks of healthcare providers except where such entities provide utilization review services through private review agents. There can be no assurance that regulators of the states in which the Company may operate would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that it is in compliance with these laws in the state in which it currently does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in South Carolina or the states in which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.


Employees
---------

As of September 30, 1997 and 1996, the Company had 480 and 429 employees, respectively (384 and 330, respectively, on a full-time equivalent basis). This includes 84 and 72 medical providers, respectively, employed by the P.A.

Advisory Note Regarding Forward-Looking Statements
--------------------------------------------------

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


ITEM 2.    DESCRIPTION OF PROPERTIES
           -------------------------


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

The Company's Centers are broadly distributed throughout the state of South Carolina. There are 22 primary care Centers in the Columbia, South Carolina region, five in the Charleston, South Carolina region, five in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region, and six in the Greenville-Spartanburg, South Carolina region. The Company's corporate offices are located in downtown Columbia, South Carolina in 13,000 square feet of leased space. The Centers are all in free-standing buildings in good repair.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on the financial position of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------


Not applicable.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------------------------


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

Recent Sales of Unregistered Securities
---------------------------------------

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


ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.


                                             STATEMENT OF OPERATIONS DATA
------------------------------------------------------------------------------------------------------------------------------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ----------------------------------------------------------------------------------
                                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------

                                                 1997             1996              1995             1994            1993
                                            --------------    -------------    --------------    ------------    -------------

Revenues                                          $27,925           $23,254          $17,987          $12,540          $9,799
Income (loss) before extraordinary items              (84)              466           (1,360)             644             268
Net income (loss)                                     (84)              466           (1,360)             644             407
Net income (loss) per share1                         (.02)              .11             (.43)             .28             .21
Weighted average number of shares
   outstanding(1)                                   5,005             4,294            3,137            2,324           1,971



                                                  BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ----------------------------------------------------------------------------------
                                                                              AT SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------

                                                 1997             1996              1995              1994            1993
                                              ------------    --------------    --------------    ------------    ------------

Working capital                                   $ 2,921           $ 2,020          $   (383)        $   763          $ (845)
Premises & equipment, net                           4,003             3,300             2,795           1,098             487
Total assets                                       20,864            15,733            10,216           6,674           2,940
Long-term debt                                      7,939             5,373             4,366           2,838             667
Stockholders' equity                                9,488             7,822             3,253           2,603             457

--------

(1) The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

Consolidation with the P.A.
---------------------------

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


The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 80% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-annually collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 1997 and 1996, the P.A. employed 84 and 72 medical providers, respectively.


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

Results of Operations for the Year Ended September 30, 1997 Compared to the Year
--------------------------------------------------------------------------------
Ended September 30, 1996
------------------------

For fiscal year 1997, revenues of $27,925,000 reflect an increase of 20% from the amount reported for fiscal year 1996. The following reflects revenue trends from fiscal year 1993 through fiscal year 1997:


                                           FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)
                         -----------------------------------------------------------------------------------

                              1997                1996                1995                1994                1993
                         --------------      --------------      --------------       -------------       -------------

Revenues                        $27,925             $23,254            $17,987              $12,540              $9,799
Operating Costs                  26,466              21,525             18,180               11,881               9,133
Operating Margin                  1,458               1,729               (193)                 660                 666

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

Increased revenues in fiscal year 1997 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI. See additional information at Item 12, "Certain Relationships and Related Transactions".

Patient encounters increased to 393,000 in fiscal year 1997, from 338,000 in fiscal year 1996. Of the 55,000 increase, 19,000 is attributable to the Centers opened during the fiscal year. Patient encounters are not believed to have declined due to the three center closures noted above as the Company, in each case, had a nearby operating location.


Even with the positive effects of the factors mentioned above, revenues were short of goals for the year, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Sumter and Myrtle Beach. In
                                       12
each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of the Company's competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

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

                                                 Percent (%) of                    Percent (%) of
               PAYOR                             Patient Visits                        Revenue
-----------------------------------          -----------------------            ---------------------

Patient Pay                                            24%                               24%
Employer Paid                                          15%                               11%
HMO                                                    10%                               11%
Workers Compensation                                   10%                               14%
Medicare/Medicaid                                      12%                               7%
Managed Care Insurance                                 24%                               28%
Other                                                  5%                                5%

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

Results of Operations  and Balance Sheet  Analysis for Fiscal Year 1996 Compared
--------------------------------------------------------------------------------
to Fiscal Year 1995
-------------------

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


To evaluate possible impairment of goodwill and intangible assets at September 30, 1997, the Company follows the guidance provided in FAS 121 and APB 17, paragraph 31. For each of the medical centers acquired which generated goodwill on the books of the Company through purchase accounting, management reviewed the projected undiscounted cash flows for the fiscal year 1998 and beyond. Only two of the Company's medical centers indicated negative cash flow for fiscal year 1998 with a cumulative negative cash flow projected to be approximately $90,000. Both these centers were projected by management to grow rapidly in fiscal year 1998 and beyond and a negative cash flow was projected in fiscal 1998 as receivables grew in line with revenue; however, positive cash flow was expected in the following years. Given management's assumption of positive cash flow for these two centers beyond 1998, an impairment analysis based on after tax discount cash flows was deemed not necessary.

It should be noted that the Company also has launched medical centers as start-up operations, which have contributed in fiscal years 1996 and 1997 to the Company's overall cash used in operations. However, the Company has not recorded goodwill from these start-up medical centers as they were not purchased.

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109 ^") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for 1996 by approximately $428,000 or $.10 per share. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

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


Accounts receivable increased from $2,343,000 at September 30, 1995 to $4,187,000 at September 30, 1996. This was attributable to the opening of four additional primary care Centers and the overall growth in patient visits to existing Centers. The decrease in the allowance was the result of the write-off of old uncollectible balances and is not indicative of any known trends in the collectibility of accounts receivable.


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

Results of Operations for the Three Months Ended  September 30, 1997 as Compared
--------------------------------------------------------------------------------
to the Three Months Ended September 30, 1996:
---------------------------------------------

The following summarizes the fiscal 1997 fourth quarter results of operations as compared to the prior year:

                                                 FOR THE THREE MONTHS ENDED
                                 ----------------------------------------------------------

                                     SEPTEMBER 30, 1997                September 30, 1996
                                         (IN 000'S)                        (in 000's)
                                 ---------------------------      -------------------------

Revenues                                   $   7,625                        $   6,250
Operating Costs                                7,590                            6,012
Operating Margin                                  35                              238

G&A Expenses                                      25                               59
Depreciation & Amortization                      358                              273
Interest Expense, net                            242                              156
Benefit for Income Taxes                         167                              266
Net Income (loss)                               (423)                              16

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

Financial Condition at September 30, 1997
-----------------------------------------

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

Liquidity and Capital Resources
-------------------------------


The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C) and credit extended by suppliers.


The Company has a $3,000,000 bank line of credit with an outstanding indebtedness of $2,906,000 at September 30, 1997. The line of credit bears interest of prime plus 1% with a maturity of December 1998. (Prime rate was 8.5% as of September 30, 1997.) The line of credit is used to fund the working capital needs of the Company's expansion.


At September 30, 1997, the Company is in default of a debt covenant related to the Line of Credit. The Company has received a written waiver from the financial institution indicating that the financial institution does not intend to take action related to this default. This Line of Credit is classified as long-term debt on the Balance Sheet at September 30, 1997, as the line was renewed for an additional twelve (12) month period in December 1997. The covenant was modified as of renewal, and the Company is currently in compliance with all applicable covenants.

Operating activities used $461,000 of cash during fiscal year 1997, compared with $1,197,000 used during fiscal year 1996. The increased utilization of cash for the increase of accounts receivable resulting from the growth in the number of Centers and in the number of patient visits was offset by an increase in accounts payable. This utilization of cash in operations is expected to continue as the Company continues to grow.


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

Subsequent Events
-----------------

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


On October 6, 1997, the Company completed a private placement of a $1.5 million, 6.5% five-year convertible subordinated debenture with FPA Medical Management, Inc., a national physician practice management company headquartered in San Diego, California. The debentures are convertible to common stock at any time within the five year period at a fixed price of $3.20 which is a premium to the current stock price and are subject to Rule 144 of the Securities and Exchange Commission when converted.


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



ITEM 7.    FINANCIAL STATEMENTS
           --------------------


Reference is made to the Index to Financial Statements on Page 28.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------


Directors
---------


The UCI Restated Certificate of Incorporation provides for a classified Board of Directors so that, as nearly possible, one-third of the UCI Board of Directors is elected each year to serve a three-year term. ^ Pursuant to the authority granted to it by UCI's Bylaws, the Board of Directors has set the size of the Board of Directors at seven members with staggered terms expiring at the Annual Meetings of Stockholders in 1998, 1999 and 2000. Set forth below is certain biographical information with respect to the directors of UCI.


Directors Whose Terms Expire in 2000
------------------------------------

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

Directors Whose Terms Expire in 1999
------------------------------------

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

Directors Whose Terms Expire in 1998
------------------------------------


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

Executive Officers
------------------

The names and certain other biographical information of the executive officers, who are not also directors of UCI, are as follows:

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


D. MICHAEL STOUT, M.D., 52, has served as Executive Vice President of Medical Affairs of UCI and the P.A. since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians and the Columbia Medical Society. Dr. Stout is also a member of the American College of Physician Executives.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------


Executive Compensation
----------------------

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


                                        SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                     Compensation
                                                                                        Awards
                                                                                    -------------------

                                                                                      Securities
                                             Annual Compensation                      Underlying             All Other
                              --------------------------------------------------

Name and Principal Position      FY            Salary(1)            Bonus(1)             Options           Compensation(2)
                             ----------- --------------------- -------------------  -----------------  ------------------------

M.F. McFarland, III, M.D.       1997            $  316,540 (3)   $        0 (4)          141,675             $  7,968
CHAIRMAN, PRESIDENT AND         1996               315,000 (3)       63,500 (4)           30,000                7,368
CHIEF EXECUTIVE OFFICER         1995               194,616 (3)      145,000 (4)           35,000                6,818

D. Michael Stout, M.D.          1997            $  216,825 (5)   $        0 (6)           79,825             $      0
EXECUTIVE VICE PRESIDENT OF     1996               198,316 (5)            0 (6)           10,000                    0
MEDICAL AFFAIRS                 1995               157,600 (5)       32,000 (6)           20,000                    0


_1_ AMOUNTS INCLUDED UNDER THE HEADING "SALARY" AND "BONUS" INCLUDE COMPENSATION FROM BOTH UCI-SC AND THE P.A.

_2_AMOUNTS INCLUDED UNDER THE HEADING "ALL OTHER COMPENSATION" ARE COMPRISED OF PREMIUMS FOR LONG TERM DISABILITY AND LIFE INSURANCE PROVIDED BY THE COMPANY FOR THE BENEFIT OF DR. MCFARLAND.

_3_FOR SERVICES PERFORMED BY DR. MCFARLAND FOR UCI-SC, A WHOLLY-OWNED SUBSIDIARY OF UCI, DR. MCFARLAND RECEIVED AN ANNUAL SALARY OF $157,500 AND $157,500 DURING THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996, RESPECTIVELY. DR. MCFARLAND SERVED WITHOUT COMPENSATION FROM UCI-SC FOR HIS SERVICES DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1995. FOR SERVICES PERFORMED BY DR. MCFARLAND FOR THE P.A., AN AFFILIATED PROFESSIONAL ASSOCIATION THAT CONTRACTS WITH UCI-SC TO PROVIDE ALL MEDICAL SERVICES AT THE COMPANY'S MEDICAL FACILITIES, DR. MCFARLAND RECEIVED AN ANNUAL SALARY OF $159,040, $157,500, AND $194,616 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995, RESPECTIVELY.

_4_PURSUANT TO THE EMPLOYMENT AGREEMENT DATED OCTOBER 1, 1995 BETWEEN UCI-SC AND DR. MCFARLAND, UCI-SC ACCRUED INCENTIVE BONUSES DURING THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996 PAYABLE TO DR. MCFARLAND OF ZERO AND $63,500, RESPECTIVELY AND MADE NO PAYMENTS TO DR. MCFARLAND AGAINST ACCRUED BONUSES. THE P.A. ACCRUED A BONUS PAYABLE TO DR. MCFARLAND DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 OF $145,000. DR. MCFARLAND RECEIVED DRAWS FROM THE P.A. OUT OF PREVIOUSLY ACCRUED BONUSES OF $62,000, $120,000 AND $167,430 DURING THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995, RESPECTIVELY.

_6_FOR SERVICES PERFORMED BY DR. STOUT FOR UCI-SC, DR. STOUT RECEIVED AN ANNUAL SALARY OF $50,000 AND $45,833 DURING THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996, RESPECTIVELY. DR. STOUT SERVED WITHOUT COMPENSATION FROM UCI-SC FOR HIS SERVICES DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1995. FOR SERVICES PERFORMED BY DR. STOUT FOR THE P.A., DR. STOUT RECEIVED AN ANNUAL SALARY OF $166,825, $152,483, AND $157,600 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995, RESPECTIVELY.

_7_THE P.A. ACCRUED AND PAID BONUSES TO DR. STOUT OF ZERO, ZERO AND $32,000 DURING THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995, RESPECTIVELY.

Option Grants
-------------

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


                                                     OPTION GRANTS IN LAST FISCAL YEAR
                                                             INDIVIDUAL GRANTS

                                      NUMBER OF
                                      Securities          Percent of Total
                                      Underlying           Options Granted            Exercise or
                                       Options              to Employees              Base Price                  Expiration
                 Name                  Granted               in FY 1997                Per Share                     Date
----------------------------     -------------------  ------------------------     -----------------       ------------------------

M.F. McFarland, III, M.D.              20,000                   4.49%                  $  2.8875                 Dec. 18, 2001
CHAIRMAN, PRESIDENT AND               121,675                  27.31%                     2.1313                 June 18, 2002
CHIEF EXECUTIVE OFFICER

Michael Stout, M.D.                     5,000                   1.12%                     2.6250                 Dec. 18, 2006
EXECUTIVE VICE PRESIDENT OF            74,825                  16.80%                     1.9375                 June 18, 2007
MEDICAL AFFAIRS

Fiscal Year-End Option Values
-----------------------------

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held at September 30, 1997. None of the named executive officers exercised any options during the fiscal year ended September 30, 1997.


                                                     1997 FISCAL YEAR-END OPTION VALUES


                                         NUMBER OF SECURITIES UNDERLYING                         VALUE OF UNEXERCISED
                                         UNEXERCISED OPTIONS AT 09/30/97                   IN-THE-MONEY OPTIONS AT 09/30/97
                                 ------------------------------------------------  -------------------------------------------------

                                      EXERCISABLE                 Unexercisable            Exercisable            Unexercisable
                                 ----------------------       -------------------     ---------------------- -----------------------

M.F. McFarland, III, M.D.                33,333                    173,342                  $         0           $   44,862
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

Michael Stout, M.D.                      16,666                     93,159                            0               42,090
EXECUTIVE VICE PRESIDENT OF
MEDICAL AFFAIRS


Compensation of Directors
-------------------------

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

Employee Contracts
------------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------


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



                                                                             Number of Shares
                              NAME                                          Beneficially Owned                 Percentage
-----------------------------------------------------------------       ---------------------------      ----------------------

Blue Cross Blue Shield of South Carolina                                                 2,624,623 (1)                   45.69%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                                                                  572,461 (2)                     9.91%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

D. Michael Stout, M.D.                                                                     275,126 (3)                     4.78%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Harold H. Adams, Jr.                                                                          2,000                           -
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                                                                 0                           0
I-20 at Alpine Road
Columbia, SC  29219

Thomas G. Faulds                                                                                  0                           0
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                                                        2,000                           *
1201 Main Street, Suite 1980
Columbia, SC  29201

Ashby  Jordan, M.D.                                                                               0                           0
I-20 at Alpine Road
Columbia, SC  29219

Jitendra Mehta                                                                               16,667 (4)                       *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Jon G. Keith                                                                                    500                           *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Charles M. Potok                                                                                  0                           0
I-20 at Clemson Road
Columbia, SC  29219

Jerry F. Wells, Jr.                                                                          25,000 (5)                       *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

All current directors and executive officers
as a group (11 persons)                                                                     893,754                      15.56%

--------

(1)Amount  represents  less  than  1.0%.
(1)Shares are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.
(2)Includes 33,333 shares which may be acquired pursuant to the exercise of stock options.
(3)Includes 16,666 shares which may be acquired pursuant to the exercise of stock options.

(4)Includes 16,667 shares which may be acquired pursuant to the exercise of stock options.
(5)Includes 25,000 shares which may be acquired pursuant to the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Agreements with Doctor's Care
-----------------------------



FACILITIES AGREEMENT.  Pursuant to a Facilities Agreement between UCI-SC and the
--------------------
P.A. (the "Facilities Agreement"), UCI-SC supplies to the P.A. the facilities, equipment and assets of the Centers as well as such non-medical personnel as are reasonably required by the P.A. in the operation of the Centers. In exchange, the P.A. provides the necessary staffing for the performance of medical services at the Centers, including a physician to serve as Executive Medical Director having overall responsibility for the operations of the Centers. From the fees paid each month to the P.A. for services rendered at the Centers, the P.A. retains an amount equal to the payroll and related personnel costs of the P.A. for physicians and other medical providers at the UCI Centers, as well as an amount equal to the nominal expenses incurred by the P.A. to purchase certain narcotic drugs required by law to be owned by the P.A. or its employee-physicians. The balance of all fees and other revenues generated by the P.A. is paid to UCI-SC as its management fee. Consequently, the calculation of the management fee paid by the P.A. to UCI-SC does not differ if the P.A. collections are generated by the P.A.'s physical therapy group, surgical group, orthopedic group or family practice group. During the Company's fiscal years ended September 30, 1997, 1996, and 1995, the P.A. received an aggregate of approximately $27,925,000, $23,254,000, and $17,987,000, respectively, in fees prior to deduction by the P.A. of its payroll and other related deductible costs covered under the Facilities Agreement. For accounting purposes, the operations of the P.A. are combined with the operations of UCI and are reflected in the consolidated financial statements of UCI. Pursuant to the employment agreement between the P.A. and Dr. McFarland, Dr. McFarland serves as Executive Medical Director of the Centers, and is paid an annual salary for his services in such position. Refer to footnotes (3) and (4) of the Summary Compensation Table for compensation paid to Dr. McFarland by the P.A. during the fiscal years ended September 30, 1997, 1996, and 1995. Pursuant to the employment agreement between the P.A. and Dr. Stout, Dr. Stout provides medical services to the P.A., and is paid an annual salary for such services. Refer to footnotes (5) and (6) of the Summary Compensation Table for compensation paid to Dr. Stout by the P.A. during the fiscal years ended September 30, 1997, 1996, and 1995. In September 1996, the Facilities Agreement was renewed for an additional fifteen-year term. In January 1995, the Facilities Agreement was modified to provide UCI-SC with certain rights to terminate the Facilities Agreement (a) upon the death of Dr. McFarland, (b) upon Dr. McFarland ceasing to own, either directly or indirectly, a controlling interest in the P.A., or (c) upon Dr. McFarland becoming a "disqualified person" as defined by the South Carolina Business Corporation Act of 1988, as amended. Dr. McFarland is the President, sole director and sole owner of the P.A.

REFUND  AGREEMENT.  Pursuant to a Facilities  Fee Refund  Agreement (the "Refund
-----------------
Agreement") entered into among UCI, UCI-SC and the P.A., the P.A. was entitled to receive a refund of a portion of the fees payable to UCI-SC under the Facilities Agreement with respect to fourteen of the Centers. The Refund Agreement was terminated effective October 1, 1995. During UCI's fiscal years ended September 30, 1997 and 1996, UCI-SC made payments to the P.A. of $62,000 and $120,000, respectively, against accumulated refunds payable. At September 30, 1997 and 1996, UCI-SC had refunds payable to the P.A. of approximately $94,000 and $156,000, respectively.


Facility Leases
---------------

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

     The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1994 for a five-year term. The lease has two five-year renewal options and provides UCI-SC with an option to purchase the facility at its fair market value after October 1995. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were $45,600 and $45,600, respectively, plus utilities and real estate taxes.

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

Other Transactions with Related Parties
---------------------------------------

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


                                                                             Price                  Total
        DATE                                         Number                   per                  Purchase
      PURCHASED                Entity               of Shares                Share                  Price
---------------------       -------------       -----------------         ------------        ------------------

      12/10/93                   CHC                      333,333             1.50                 $     500,000
      06/08/94                   CHC                      333,333             3.00                 $   1,000,000
      01/16/95                   CHC                      470,588             2.13                 $   1,000,000
      05/24/95                   CHC                      117,647             2.13                 $     250,000
      11/03/95                   CHC                      218,180             2.75                 $     599,995
      12/15/95                   CHC                      218,180             2.75                 $     599,995
      03/01/96                   CHC                      109,091             2.75                 $     300,000
      06/04/96                  CP&C                      218,181             2.75                 $     599,998
      06/23/97                  CP&C                      400,000             1.50                 $     600,000


Including shares purchased by CHC from third parties, at September 30, 1997, BCBS controlled 2,624,623 shares, or approximately 46% of UCI's outstanding common stock. The shares acquired by CHC and CP&C from UCI were purchased pursuant to stock purchase agreements and were not registered. The shares acquired by CHC and CP&C were purchased at amounts below fair value at time of purchase due to lower issuance costs incurred by UCI of these unregistered securities. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of UCI in the event that UCI issues additional stock to other parties (excluding shares issued to employees or directors of UCI).


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


A listing of the exhibits to the Form 10-KSB is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.


Reports on Form 8-K
-------------------


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE(S)

Report of Independent Accountants........................................29

Consolidated Balance Sheets at September 30, 1997 and 1996...............30

Consolidated Statements of Operations for the years
           ended September 30, 1997, 1996 and 1995.......................31

Consolidated Statements of Changes in Stockholders' Equity
           for the years ended September 30, 1997, 1996 and 1995.........32

Consolidated Statements of Cash Flows for the years
           ended September 30, 1997, 1996 and 1995.......................33

Notes to Consolidated Financial Statements............................34-50


ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

^

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

/S/ PRICE WATERHOUSE

Columbia, South Carolina


           ORIGINAL SIGNED OPINION ON PRICE WATERHOUSE LLP LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.


                                                   UCI MEDICAL AFFILIATES, INC.
                                                   CONSOLIDATED BALANCE SHEETS


                                                                                                   SEPTEMBER 30,
                                                                                  --------------------------------------------------

                                                                                           1997                         1996
                                                                                  -----------------------       --------------------
ASSETS
Current assets
   Cash and cash equivalents                                                      $         14,676              $        237,684
   Accounts receivable, less allowance for doubtful accounts
       of $878,469 and $1,021,856                                                        5,943,884                     4,187,394
   Inventory                                                                               502,888                       407,617
   Deferred taxes                                                                          334,945                       197,056
   Prepaid expenses and other current assets                                               579,217                       441,384
                                                                                  -----------------------       --------------------
Total current assets                                                                     7,375,610                     5,471,135

Property and equipment less accumulated depreciation of
   $2,724,222 and $2,025,970                                                             4,002,699                     3,300,048
Deferred taxes                                                                           1,417,237                       855,126
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,664,739 and
   $1,210,569                                                                            7,801,607                     5,828,963
Other assets                                                                               266,379                       277,422
                                                                                  -----------------------       --------------------
Total Assets                                                                      $     20,863,532                $   15,732,694
                                                                                  =======================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                              $        840,879                $      795,652
   Current portion of long-term debt payable to employees                                  177,445                       118,097
   Accounts payable                                                                      2,039,506                     1,391,858
   Accrued salaries and payroll taxes                                                      959,068                       750,745
   Other accrued liabilities                                                               437,667                       394,635
                                                                                  -----------------------       --------------------
Total current liabilities                                                                4,454,565                     3,450,987

   Long-term debt, net of current portion                                                6,438,655                     4,442,503
   Long-term debt payable to employees, net of current portion                             481,815                        16,981
                                                                                  -----------------------       --------------------
Total Liabilities                                                                       11,375,035                     7,910,471
                                                                                  -----------------------       --------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                               0                             0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 5,744,965 and 4,807,807
         shares                                                                           287,248                       240,390
   Paid-in capital                                                                     15,435,535                    13,732,393
   Accumulated deficit                                                                 (6,234,286)                   (6,150,560)
                                                                                  -----------------------       --------------------
Total Stockholders' Equity                                                              9,488,497                     7,822,223
                                                                                  -----------------------       --------------------

Total Liabilities and Stockholders' Equity                                        $    20,863,532                 $  15,732,694
                                                                                  =======================       ====================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


                                              UCI MEDICAL AFFILIATES, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------------------------

                                                           1997                       1996                        1995
                                                   ---------------------     -----------------------     ----------------------


Revenues                                           $  27,924,772             $  23,254,351               $  17,987,147
Operating costs                                       26,466,294                21,525,421                  18,180,080
                                                   ---------------------     -----------------------     ----------------------
Operating margin                                       1,458,478                 1,728,930                    (192,933)

General and administrative expenses                      153,445                   148,637                      87,616
Depreciation and amortization                          1,250,349                   961,115                     579,224
                                                   ---------------------     -----------------------     ----------------------
Income (loss) from operations                             54,684                   619,178                    (859,773)

Other income (expenses)
   Interest expense, net of interest income             (812,749)                 (582,937)                   (505,459)
   Gain (loss) on disposal of equipment                    8,809                     2,105                       5,493
                                                   ---------------------     -----------------------     ----------------------
Other income (expense)                                  (803,940)                 (580,832)                   (499,966)

Income (loss) before benefit for income taxes           (749,256)                   38,346                  (1,359,739)
Benefit for income taxes                                 665,530                   427,733                           0
                                                   ---------------------     -----------------------     ----------------------
Net income (loss)                                  $     (83,726)            $     466,079               $  (1,359,739)
                                                   =====================     =======================     ======================

Net Income (loss) per common and
   common equivalent share                         $        (.02)            $         .11               $        (.43)
                                                   =====================     =======================     ======================

Weighted average common shares
   outstanding                                         5,005,081                 4,294,137                   3,136,544
                                                   =====================     =======================     ======================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


                                                   UCI MEDICAL AFFILIATES, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                               COMMON STOCK                    PAID-IN           ACCUMULATED
                                  --------------------------------------
                                        SHARES            Par Value            Capital             Deficit              Total
                                  -------------------  ----------------      --------------    ---------------    ---------------

Balance, September 30, 1994           2,622,178          $131,109           $7,728,554          $ (5,256,896)       $ 2,602,767
   Net income (loss)                          -                 -                    -            (1,359,739)        (1,359,739)
   Issuance of common stock             885,888            44,294            1,975,706                     -          2,020,000
   Other                                     98                 5              (10,004)                   (4)           (10,003)
                                  -------------------  --------------     ---------------     ----------------    ---------------
Balance, September 30, 1995           3,508,164           175,408            9,694,256            (6,616,639)         3,253,025
                                  -------------------  --------------     ---------------     ----------------    ---------------
   Net income (loss)                          -                 -                    -               466,079            466,079
   Exercise of Stock Options              2,300               115                  460                     -                575
   Issuance of common stock           1,297,350            64,868            4,077,677                     -          4,142,545
   Other                                     (7)               (1)             (40,000)                    -            (40,001)
                                  -------------------  --------------     ---------------     ----------------    ---------------
Balance, September 30, 1996           4,807,807           240,390           13,732,393            (6,150,560)         7,822,223
                                  -------------------  --------------     ---------------     ----------------    ---------------
   Net income (loss)                          -                 -                    -               (83,726)           (83,726)
   Issuance of common stock             937,162            46,858            1,703,142                     -          1,750,000
   Other                                     (4)                -                    -                     -                  -
                                  -------------------  --------------     ---------------     ----------------    ---------------
Balance, September 30, 1997           5,744,965         $ 287,248          $15,435,535          $ (6,234,286)       $ 9,488,497
                                  ===================  ==============     ===============     ================    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                   UCI MEDICAL AFFILIATES, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------------------------
                                                                      1997                  1996                 1995
                                                             -------------------    ------------------   ---------------------
OPERATING ACTIVITIES:

Net income (loss)                                              $      (83,726)         $    466,079       $   (1,359,739)

Adjustments to reconcile net income (loss) to net
 cash provided by (used in)
   operating activities:
      (Gain) loss on disposal of equipment                             (8,809)               (2,105)              (5,493)
      Provision for losses on accounts receivable                   1,106,252               627,508              544,208
      Depreciation and amortization                                 1,250,349               961,115              579,224
      Common stock issued                                                   0                     0                4,125
      Deferred taxes                                                 (700,000)             (440,000)                   0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      (2,679,489)           (2,447,650)          (1,379,019)
   (Increase) decrease in inventory                                   (83,521)             (142,549)             (47,992)
   (Increase) decrease in prepaid expenses and other
      current assets                                                 (137,833)             (159,324)            (158,536)
   Increase (decrease) in accounts payable and accrued
      expenses                                                        876,253               (59,707)           1,363,180
                                                              ------------------    ------------------    --------------------

Cash provided by (used in) operating activities                      (460,524)           (1,196,633)            (460,042)
                                                              ------------------    ------------------    --------------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (531,941)             (438,491)            (620,584)
Acquisitions of goodwill                                             (286,896)             (239,832)             (24,426)
(Increase) decrease in other assets                                    11,042               (14,654)               2,760
                                                              ------------------    ------------------    --------------------

Cash provided by (used in) investing activities                      (807,795)             (692,977)            (642,250)
                                                              ------------------    ------------------    --------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
   net of redemptions                                                 600,000             2,089,990            1,240,000
Net borrowings (payments) under line-of-credit agreement            2,030,844               400,000              475,000
Proceeds from issuance of common stock under
   stock option plan                                                        0                   575                    0
Proceeds from increase in long-term debt                              280,000               600,095                    0
Payments on long-term debt                                         (1,865,533)           (1,039,879)            (746,481)
                                                              ------------------    ------------------    --------------------

Cash provided by financing activities                               1,045,311             2,050,781              968,519
                                                              ------------------    ------------------    --------------------

Increase (decrease) in cash and cash equivalents                     (223,008)              161,171             (133,773)
Cash and cash equivalents at beginning of year                        237,684                76,513              210,286
                                                              ------------------    ------------------    --------------------

Cash and cash equivalents at end of year                       $       14,676          $    237,684       $       76,513
                                                              ==================    ==================    ====================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI") and all wholly-owned and beneficially owned subsidiaries (UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care, P.A. ("P.A."). Because of the corporate practice of medicine laws in the state in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreement with the P.A. which operate the medical practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed medical provider who is the owner of the capital stock of the P. A. at a nominal cost ("nominee arrangements"). Through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of medical practice as required by state law. Under the Administrative Services Agreement, the Company establishes annual operating and capital budgets for the P. A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreement has an initial term of forty years. The method of computing the management fees are based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interest are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporation.

Through the Administrative Services Agreement and the nominee arrangement, the Company has a significant long-term financial interest in the affiliated practices and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, and APB No. 16, BUSINESS COMBINATIONS, to Physician Practice Management Entities and Certain Other Entities with Contractual management Arrangements," may consolidate the results of the affiliated practices with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying ^ statement of operations. All significant intercompany accounts and transactions, including management fees, have been eliminated.


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

Medical Supplies and Drug Inventory
-----------------------------------

The inventory of medical supplies and drugs is carried at the lower of average cost or market.

Property and Equipment
----------------------
                                       34

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

Intangible Assets
-----------------

Prior to September 30, 1994, the excess of cost over fair value of assets acquired (goodwill) was amortized on the straight-line method over periods from 15 to 30 years. Since October 1, 1994, goodwill arising from acquisitions has been amortized on the straight line method over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses ^ and estimate of the related center's ^ undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.


Revenue Recognition
-------------------

Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. The Company recognizes capitation revenue from HMOs that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Capitation revenue was approximately $3,100,000, $2,400,000 and $1,400,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.
 The Company records contractual adjustments at the time bills are generated for services rendered. Third parties are billed at the discounted amounts. As such, estimates of outstanding contractual adjustments or any type of third party settlements of contractual adjustments are not necessary.


Earnings Per Share
------------------

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

Income Taxes
------------

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax (benefit) provision is the result of the net change in the deferred tax assets to amounts expected to be realized.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
                                       35

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

Reclassifications
-----------------

Certain 1995 amounts have been reclassified to conform with the 1996 and 1997 presentation.


2.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:



                                        SEPTEMBER 30, 1997                     SEPTEMBER 30, 1996
                                  ------------------------------      ----------------------------------
                                                     ACCUM                                     ACCUM
                                         COST      DEPRECIATION               COST          DEPRECIATION
Building                                437,583          34,661               326,581            20,260
Land                                     66,000               0                66,000                 0
Leasehold Improvements                  827,218         329,996               558,098           243,116
Furniture & Fixtures                    885,421         333,817               601,274           243,116
EDP - Companion                         841,356         429,886               734,142           324,155
EDP - Other                             592,499         270,898               431,774           202,597
Medical Equipment                     2,555,564       1,016,950             2,044,079           749,609
Other Equipment                         453,943         266,642               430,186           202,597
Autos                                    67,337          41,372               113,688            40,520
                                  ------------- ---------------       ---------------  ----------------
Totals                                6,726,921       2,724,222             5,305,822         2,025,970
                                  ============= ===============       ===============  ================


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


                                                                             UNAUDITED
                                                                   -------------------------------

                                                                       1997                1996
                                                                   -------------       -----------
Revenue                                                              $30,124,821       $26,287,192
Net income (loss)                                                    $    26,717       $   583,222
Net income (loss) per common and common equivalent share             $         0       $       .12

4.         INCOME TAXES

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:


                                           1997                 1996
                                     --------------       ---------------
Current:
   Federal                               $   31,675            $   12,267
   State                                      2,795                    --
                                     --------------       ---------------
                                             34,470                12,267
                                     --------------       ---------------
Deferred:
   Federal                                (643,243)             (404,324)
   State                                   (56,757)              (35,676)
                                     --------------       ---------------
                                          (700,000)             (440,000)
                                     --------------       ---------------
Total income tax benefit                 $(665,530)            $(427,733)
                                     ==============       ===============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:


                                                         1997                        1996                       1995
                                                 ---------------------       --------------------       ---------------------
Allowance for doubtful accounts                   $         53,053            $    (151,008)             $     169,043
Related party accruals                                      22,940                   21,734                     (7,673)
Operating loss carryforwards                              (238,726)                 180,489                   (687,242)
Accumulated depreciation                                    68,809                   75,388                     58,324
                                                 ---------------------       --------------------       ---------------------
                                                           (93,924)                 126,603                   (467,548)
Changes in valuation allowance                            (606,076)                (566,603)                   467,548
                                                 ---------------------       --------------------       ---------------------
                                                  $       (700,000)           $    (440,000)             $          --
                                                 =====================       ====================       =====================

At September 30, 1997, 1996 and 1995 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:


                                                          1997                        1996                       1995
                                                 ----------------------       ---------------------      ---------------------
Allowance for doubtful accounts                  $      325,034               $      378,087                $    227,079
Related party accruals                                   58,420                       81,360                     103,094
Operating loss carryforwards                          2,993,578                    2,754,874                   2,935,363
Accumulated depreciation                               (279,548)                    (210,762)                   (135,374)
                                                 ----------------------       ---------------------      ---------------------
                                                 $    3,097,483               $    3,003,559                $  3,130,162
                                                 ======================       =====================      ======================
Valuation allowance                              $    1,345,301               $    1,951,377                $  2,517,980
                                                 ======================       =====================      =====================


The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:




                                                                1997                   1996                     1995
                                                         -------------------    --------------------    ---------------------
Tax at federal statutory rate                                    $  (254,747)            $    13,038              $  (462,311)
Effect on rate of:
  Amortization of goodwill                                            67,528                  48,704                   15,708
  Non deductible expenses                                             12,068                  32,091                   21,107
  Life insurance premiums                                                815                   5,392                    3,044
  One-time realization of income from acquisition AR                  95,772                  27,378                  (45,096)
  Other                                                               19,110                      --                       --
  Change in valuation allowance                                     (606,076)                566,603)                 467,548
                                                         -------------------    --------------------    ---------------------
                                                                 $  (665,530)            $  (440,000)             $        --
                                                         ===================    ====================    =====================

At September 30, 1997, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,


               2000                      $    910,935
               2001                         1,783,595
               2002                         1,802,220
               2003                           458,112
               2005                           470,006
               2006                            76,306
               2010                         1,944,371
               2012                           645,206
                                ---------------------
                                          $ 8,090,751
                                =====================

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

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

                -- The generation of future taxable income in excess of income reported on the consolidated financial statements.

                -- The budgets and forecasts that management and the Board of
                   Directors had adopted for the next five fiscal years including plans for expansion.

                -- The ability to utilize NOL's prior to their expiration.

                -- The potential limitation of NOL utilization in the event of a change in ownership.

The Company has $7,800 and $8,450 of investment tax credit carryforwards which expire in 1999 and 2000, respectively.

5.         LONG-TERM DEBT

Long-term debt consists of the following at September 30:


                                                                                          1997                       1996
                                                                                   -----------------       ---------------------
Line of Credit with a financial institution in the amount of $3,000,000 dated
December 9, 1996, bearing interest at a rate of prime plus 1% (prime rate is
8.5% as of September 30, 1997), secured by certain accounts receivable and inventory, and the personal guarantee of an
officer of the Company, renewable annually in December of each year.                      $2,905,845           $               0

Note payable in the amount of $1,600,000 with monthly installments of $8,889 plus interest at prime plus 6% (prime rate is 8.5% as of September 30, 1997), through February 1, 2009 collateralized by certain accounts
receivable and leasehold interests and the guarantee of the P.A.                           1,208,889                   1,315,556

Note payable to Companion Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of $4,546 (including 11%
interest) from April 1, 1995 to March 1, 2010,
collateralized by certain accounts receivable                                                368,624                     381,832

Note payable to a financial institution in the amount of $280,000, dated March
11, 1997, with monthly installments (including interest at a variable rate of prime plus 1%) (prime rate is 8.5% as of September 30, 1997) of $3,100 from
April 1997 to February 2002, with a final payment of all remaining principal and accrued interest due in March 2002,
collateralized by a mortgage on one of the Company's medical facilities.                     274,715                           0

Note payable to a financial institution in the amount of $194,782, payable in monthly installments of interest only at a rate of 9.25%, maturing on January 1,
2005, personally guaranteed by three physician employees of
the P.A.                                                                                     194,782                           0

Note payable in the amount of $250,000 with monthly installments of $1,389 plus interest at prime plus 2% (prime rate is 8.5% as of September
30, 1997), through February 1, 2009 collateralized by a condominium                          188,889                     205,556

Note payable to a financial institution in the amount of $99,209, payable in monthly installments of interest only at a rate of 9%, maturing on May
1, 2002, personally guaranteed by three physician employees of the P.A.                       99,209                           0

Note payable in the amount of $240,000 dated March 1, 1996, with monthly installments of $11,075 (including 10% interest) from April 1, 1996 to March 1,
1998, collateralized by a security agreement executed
by UCI-SC and the P.A.                                                                        54,016                     174,866

Note payable in the amount of $43,500 dated September 1, 1997, with monthly installments (including 8% interest) of $1,500, payable from
January 1998 to September 2000.                                                               43,500                           0

Notes payable in monthly installments over three to four years at interest
rates ranging from 3.9% to 10.5%, collateralized by related vehicles                          18,508                      39,662






5.         LONG-TERM DEBT (CONTINUED)


                                                                                        1997                       1996
                                                                                   -----------------       ---------------------
Note payable in the amount of $725,000 dated March 22, 1996, bearing interest at a rate of prime plus 1.5% (prime rate is 8.5% as of September
30, 1997), due October 23, 1996, collateralized by a personal investment                           0                     725,000
of an officer of the Company

Note payable in the amount of $150,000 dated August 15, 1996, bearing interest at a rate of prime plus 1.5% (prime rate is 8.5% at September 30,
1997), due October 23, 1996, collateralized by a personal investment of                            0                     150,000
an officer of the Company

Advance payable to Blue Cross Blue Shield of SC (a shareholder) in the
amount of $600,000 dated September 24, 1996, bearing no interest.                                  0                     600,000
                                                                                   -----------------       ---------------------

     Subtotal                                                                              5,356,977                   3,592,472

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                             286,073                           0

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                             286,073                           0

Note payable to a physician employee of the P.A. in the amount of $43,000, with monthly principal payments of $4,000 from October 1997 to January 1998 and
$3,000 from February 1998 to October 1998, plus
interest at 8%.                                                                               39,000                           0

Note payable to a physician employee of the P.A. in the amount of
$80,000 with monthly installments (including 8.25% interest) of $3,174
from October 1996 to October 1998.                                                            36,438                           0

Note payable to a physician employee of the P.A. in the amount of
$12,000 with monthly installments (including 8.5% interest) of $246
from August 1997 to August 2002.                                                              11,676                           0

Note payable to a physician employee of the P.A. in the amount of $350,000 with monthly installments (including 9% interest) of $25,000 from July 15, 1995 to
September 15, 1995, and $12,842 from October
15, 1995 to September 15, 1997.                                                                    0                     135,078
                                                                                   -----------------       ---------------------

     Subtotal - payable to employees                                                         659,260                     135,078
                                                                                   -----------------       ---------------------

Capitalized lease obligations                                                              1,920,725                   1,617,400
Other                                                                                          1,832                      28,283
                                                                                   -----------------       ---------------------
                                                                                           7,938,794                   5,373,233
Less, current portion                                                                       -840,879                    -795,652
Less, current portion payable to employees                                                  -177,445                    -118,097
                                                                                   -----------------       ---------------------
                                                                                        $  6,920,470                $  4,459,484
                                                                                   =================       =====================


Aggregate maturities of notes payable and capital leases in each of the five years 1998 through 2002 are as follows:



                                                 NOTES                     Capital
Year ending September 30:                       PAYABLE                    Leases                      Total
                                          --------------------      ---------------------       -------------------
     1998                                        $     402,144            $       616,180             $   1,018,324
     1999                                            3,188,388                    589,373                 3,777,761
     2000                                              292,597                    390,557                   683,154
     2001                                              284,319                    228,674                   512,993
     2002                                              598,929                     95,941                   694,870
Thereafter                                           1,251,692                          0                 1,251,692
                                          --------------------      ---------------------       -------------------
                                                  $  6,018,069              $   1,920,725              $  7,938,794
                                          ====================      =====================       ===================


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


                                                                                      1996      1996       1997         1997
                                                                                     Non-       Non-        Non-        Non-
                                       1984       1984         1994         1994     Employee   Employee    Employee    Employee
          STOCK OPTIONS                PLAN       Plan         Plan         Plan     Plan       Plan        Plan        Plan
---------------------------------   ---------- ----------  ------------  ----------  ---------- ------------ ----------- -----------
Outstanding at 10/01/94                 20,600                        0
   Granted FY 94/95                          0                  242,000
   Exercised FY 94/95                        0                        0
   Forfeited FY 94/95                  (5,100)                        0
                                    ----------             ------------              ----------              -----------
Outstanding at 09/30/95                 15,500                  242,000
                                    ----------             ------------              ----------              -----------

   Exercisable at 09/30/95              15,500                        0
                                    ----------             ------------              ----------              -----------
   Weighted average fair
    value of options granted
    during fiscal year 94/95
    for options whose
    exercise price:
          (1) equals fair value                      N/A                    2.9318                      N/A                     N/A
          (2) exceeds fair value                     N/A                    2.8750                      N/A                     N/A

   Granted FY 95/96                          0                  140,500                  10,000
   Exercised FY 95/96                  (2,300)                        0                       0
   Forfeited FY 95/96                    (400)                 (23,000)                       0
                                    ----------             ------------              ----------              -----------
Outstanding at 09/30/96                 12,800                  359,500                  10,000
                                    ----------             ------------              ----------              -----------

   Exercisable at 09/30/96              12,800                   73,000                       0
                                    ----------             ------------              ----------              -----------
   Weighted average fair
    value of options granted
    during fiscal year 95/96
    for options whose
    exercise price:
          (1) equals fair value                      N/A                    3.5395                   3.5000                     N/A
          (2) exceeds fair value                     N/A                    4.0000                      N/A                     N/A

   Granted FY 96/97                          0                  445,500                       0                   20,000
   Exercised FY 96/97                        0                        0                       0                        0
   Forfeited FY 96/97                        0                 (55,000)                       0                        0
                                    ----------             ------------              ----------              -----------
Outstanding at 09/30/97                 12,800                  750,000                  10,000                   20,000
                                    ----------             ------------              ----------              -----------

   Exercisable at 09/30/97              12,800                  164,500                       0                        0
   Weighted average fair
    value of options granted
    during fiscal year 96/97
    for options whose
    exercise price:
          (1) equals fair value                      N/A                    2.1608                      N/A                  2.5000
          (2) exceeds fair value                     N/A                    2.6250                      N/A                     N/A
                                                                                                                                ---


The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                           1996                   1997
             WEIGHTED AVERAGE                                                          Non-Employee           Non-Employee
              EXERCISE PRICE              1984 PLAN              1994 Plan                 Plan                   Plan
--------------------------------      -----------------       ---------------       ------------------      ------------------
Outstanding at 10/01/94                             .25                     0
   Granted FY 94/95                                   0                2.9941
   Exercised FY 94/95                                 0                     0
   Forfeited FY 94/95                               .25                     0
                                      -----------------       ---------------       ------------------      ------------------
Outstanding at 09/30/95                             .25                2.9941
                                      -----------------       ---------------       ------------------      ------------------

   Exercisable at 09/30/95                          .25                     0
                                      -----------------       ---------------       ------------------      ------------------

   Granted FY 95/96                                   0                3.7055                     3.50
   Exercised FY 95/96                               .25                     0                        0
   Forfeited FY 95/96                               .25                2.8750                        0
                                      -----------------       ---------------       ------------------      ------------------
Outstanding at 09/30/96                             .25                3.2797                     3.50
                                      -----------------       ---------------       ------------------      ------------------

   Exercisable at 09/30/96                          .25                3.0066                        0
                                      -----------------       ---------------       ------------------      ------------------

   Granted FY 96/97                                   0                2.1934                        0                    2.50
   Exercised FY 96/97                                 0                     0                        0                       0
   Forfeited FY 96/97                                 0                3.3409                        0                       0
                                      -----------------       ---------------       ------------------      ------------------
Outstanding at 09/30/97                             .25                2.6320                     3.50                    2.50
                                      -----------------       ---------------       ------------------      ------------------

   Exercisable at 09/30/97                          .25                3.1591                        0                       0
                                      -----------------       ---------------       ------------------      ------------------


The following table summarizes options outstanding and exercisable by price range as of September 30, 1997:



                                         Options Outstanding                                    Options Exercisable
                       --------------------------------------------------------------      -----------------------------------------

                                                   Weighted-
                                                    Average               Weighted                                      Weighted
                                                   Remaining               Average                                      Average
                                                  Contractual             Exercise                                      Exercise
    Range of Price      Outstanding                  Life                   Price               Exercisable              Price
---------------------  ----------------       -------------------      ---------------       -----------------      ----------------
$0.00 to $  .99                  12,800          5.25 years                        .25                  12,800                   .25
$1.00 to $1.99                  210,825          9.67                           1.9375                       0                   N/A
$2.00 to $2.99                  388,675          7.06                            2.583                  87,667                 2.875
$3.00 to $3.99                  137,500          6.81                            3.364                  62,500                 3.301
$4.00 to $4.99                   43,000          4.68                            4.279                  14,333                 4.279
                       ----------------                                                      -----------------
                                792,800                                                                177,300
                       ================                                                      =================



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


                                                                Fiscal Year Ended September 30
                                                         ---------------------------------------------

                                                                 1997                       1996
                                                         --------------------      ----------------------

Net income - as reported                                             (83,726)                     466,079
Net income - pro forma                                              (171,232)                     455,188
Earnings per share - as reported                                        (.02)                         .11
Earnings per share - pro forma                                          (.03)                         .11
Weighted average number of shares                                   5,005,081                   4,294,137


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Expected Dividend Yield                                                  0
Expected Stock Price Volatility                                      35.77%
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



                                               NUMBER OF              Exercise                    Date               Expiration
                                                WARRANTS                Price                 Exercisable               Date
                                           ------------------     ------------------       ------------------    ------------------
Outstanding at 09/30/96
   Activity during FY 96/97:
     Issued at $1.9375                                 30,000                 1.9375            06/18/97              06/18/02
     Issued at $3.125                                 137,500                 3.1250            10/09/96              09/16/99
     Issued at $5.00                                  137,500                 5.0000            10/09/96              09/16/99
     Exercised                                              0
     Expired                                                0
                                           ------------------
Outstanding at 09/30/97                               305,000
                                           ==================



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

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1997, are as follows:


                                                   OPERATING
                                                     LEASES
                                              --------------------
Year ending September 30:
  1998                                              $    1,848,037
  1999                                                   1,836,627
  2000                                                   1,697,263
  2001                                                   1,605,596
  2002                                                   1,289,692
   Thereafter                                            7,685,245
                                              --------------------
Total minimum lease payments                         $  15,962,460
                                              ====================


Total rental expense under operating leases for fiscal 1997, 1996 and 1995 was approximately $1,475,000, $1,188,000, and $923,000, respectively.


9.         RELATED PARTY TRANSACTIONS

Relationship between UCI-SC and the P.A.
----------------------------------------

Pursuant to an agreement between UCI-SC and the P.A., UCI-SC provides non-medical management services and personnel, facilities, equipment and other assets to the Centers . UCI-SC guarantees the compensation of the physicians employed by the P.A. The agreement also allows UCI-SC to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A. assigns all revenue generated from providing medical services to UCI-SC after paying physician salaries and the cost of narcotic drugs held by the P.A.
The P.A. is owned by M.F. McFarland, III, M.D. Dr. McFarland is also President, Chief Executive Officer and Chairman of UCI and UCI-SC.


Relationship between the Company and Blue Cross Blue Shield of South Carolina
-----------------------------------------------------------------------------

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

Facility Leases
---------------

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

Other  Transactions with Related Parties
----------------------------------------


The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

         Date                                           Number                   Price                    Total
       Purchased                 Entity               of Shares                Per Share             Purchase Price
----------------------       --------------       ------------------        ---------------      -----------------------
       12/10/93                   CHC                        333,333             1.50                      $     500,000
       06/08/94                   CHC                        333,333             3.00                      $   1,000,000
       01/16/95                   CHC                        470,588             2.13                      $   1,000,000
       05/24/95                   CHC                        117,647             2.13                      $     250,000
       11/03/95                   CHC                        218,180             2.75                      $     599,995
       12/15/95                   CHC                        218,180             2.75                      $     599,995
       03/01/96                   CHC                        109,091             2.75                      $     300,000
       06/04/96                   CP&C                       218,181             2.75                      $     599,998
       06/23/97                   CP&C                       400,000             1.50                      $     600,000

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

13.       SIGNIFICANT FOURTH QUARTER ADJUSTMENT

During the quarter ended September 30, 1997, the Company made a change in an accounting estimate totaling approximately $279,000 ($.06 per share). The change involved increasing the allowance for doubtful accounts to provide for higher than anticipated write-offs of uncollectible accounts. Bad debt expense is reflected as a component of operating costs on the Statement of Operations.

14.        SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

The Company made interest payments of $813,569, $583,981, and $448,311, in the years ended September 30, 1997, 1996, and 1995, respectively. The Company made income tax payments of $0, $15,350 and $0 in the years ended September 30, 1997, 1996 and 1995, respectively.

Supplemental Non-Cash Operating Activities
------------------------------------------

In July 1995, the Company paid for certain corporate expenses through an issuance of 6,000 shares of common stock of the Company in the amount of $16,500, of which $4,125 was expensed in fiscal 1995 and the remainder was expensed in fiscal 1996.

Supplemental Non-Cash Financing Activities
------------------------------------------

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

SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UCI MEDICAL AFFILIATES, INC.


Date:   August 19,  1998          BY:        /S/    M. F. MCFARLAND
                                             ----------------------
                                             M.F. McFarland, III, M.D.
                                             President and
                                             Chief Executive Officer


                                  BY:      /S/    JERRY F. WELLS, JR.
                                           --------------------------
                                           Jerry F. Wells, Jr.
                                           Executive Vice President of Finance,
                                           Chief Financial Officer, and
                                           Principal Accounting Officer

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX



                                                                                                           PAGE NUMBER OR
      EXHIBIT                                                                                             INCORPORATION BY
      NUMBER                                        DESCRIPTION                                             REFERENCE TO
-------------------      -----------------------------------------------------------------       -----------------------------------

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
                         1996 between UCI and FPAMM

       10.1              Facilities Agreement dated May 8, 1984 by and                           Exhibit 10.1 on the Form 10-KSB
                         between UCI Medical Affiliates of South Carolina, Inc.                  filed for fiscal year 1996
                         ("UCI-SC") and Doctor's Care, P.A., as amended
                         September 24, 1984 and January 13, 1995

       10.2              Amendment No. 3 dated September 17, 1996 to the                                              64
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

       10.5              Employment Agreement dated November 1, 1995                             Exhibit 10.6 on the Form 10-KSB
                         between UCI-SC and D. Michael Stout, M.D.                               filed for fiscal year 1995

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

       10.8              Note Payable dated February 28, 1995 between
                         UCI-SC, as payor, and Companion Property and
                         Casualty Insurance Company, as payee                                                         66


                                                                                                           PAGE NUMBER OR
      EXHIBIT                                                                                             INCORPORATION BY
      NUMBER                                        DESCRIPTION                                             REFERENCE TO
-------------------      -----------------------------------------------------------------       ----------------------------------

       10.9              Revolving Line of Credit dated November 11, 1996                                             69
                         between Carolina First Bank and UCI

       10.10             Stock Option Agreement dated March 20, 1996                                                  75
                         between UCI and Harold H. Adams, Jr.

       10.11             Stock Option Agreement dated March 20, 1996                                                  78
                         between UCI and Russell J. Froneberger

       10.12             Stock Option Agreement dated March 27, 1997                                                  81
                         between UCI and Charles P. Cannon

       10.13             Stock Option Agreement dated March 27, 1997                                                  84
                         between UCI and Thomas G. Faulds

       10.14             Stock Option Agreement dated March 27, 1997                                                  87
                         between UCI and Ashby Jordan, M.D.

       10.15             Stock Option Agreement dated March 27, 1997                                                  90
                         between UCI and Charles M. Potok

       10.16             UCI Medical Affiliates, Inc. 1994 Incentive Stock                       Exhibit 10.9 on the Form 10-KSB
                         Option Plan                                                             filed for fiscal year 1995

       10.17             Consulting Agreement dated December 10, 1996                                                 93
                         between UCI and Global Consulting, Inc.

       10.21             Administrative Services Agreement dated August 11,                                          97
                         1998 between UCI Medical Affiliates of South
                         Carolina, Inc. and Doctor's Care, P.A.

        21               Subsidiaries of the Registrant                                          Exhibit 21 on the Form 10-QSB
                                                                                                 for  period ending December 31,
                                                                                                 1997

        27               Financial Data Schedule                                                 Filed separately as Article Type 5
                                                                                                 via Edgar
