Form 10QSB/A
period 1997-12-31
UCI MEDICAL AFFILIATES INC
filed 1998-08-21
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Form 10-QSB/A


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended:     December 31, 1997
                                   -------------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:_______________to_________________

Commission file number:             0-13265
                         ----------------------------

                          UCI MEDICAL AFFILIATES, INC,
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                              59-2225346
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                 or organization)

        1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC 29201
--------------------------------------------------------------------------------
                (Address of principal executive offices)
                                 (803) 252-3661
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
     (Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. (X)Yes   ( ) No


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

     6,052,164 shares of $.05 common stock outstanding at December 31, 1997
--------------------------------------------------------------------------------
  Transitional Small Business Disclosure Format (check one):( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         -------
PART I      FINANCIAL INFORMATION

           Item 1 Financial Statements

                  Consolidated Balance Sheets - December 31, 1997
                  and September 30, 1997                                  3

                  Consolidated Statements of Operations for the quarters
                  ended December 31, 1997 and December 31, 1996           4

                  Consolidated Statements of Cash Flows for the quarters
                  ended December 31, 1997 and December 31, 1996           5

                  Notes to Consolidated Financial Statements              6-7


           Item 2 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11



PART II           OTHER INFORMATION


            Items 1-6                                                     12


SIGNATURES                                                                14

                         UCI Medical Affiliates, Inc.
                         Consolidated Balance Sheets

                                                December 31,      September 30,
                                                    1997              1997
                                                -------------     ------------
                                                (unaudited)         (audited)
Assets
Current assets
   Cash and cash equivalents                    $           0      $      14,676
   Accounts receivable, less allowance
       for doubtful accounts
       of $923,721 and $878,469                     6,862,480          5,943,884
   Inventory                                          538,396            502,888
   Deferred taxes                                     334,945            334,945
   Prepaid expenses and other current assets          629,653            579,217
                                                -------------       ------------
Total current assets                                8,365,474          7,375,610


Property and equipment less accumulated
     depreciation of $2,957,691
     and $2,724,222                                 4,474,621          4,002,699

Deferred taxes                                      1,417,237          1,417,237
Excess of cost over fair value of assets
   acquired, less accumulated amortization
   of $1,821,679 and $1,664,739                     8,437,440          7,801,607
Other assets                                          266,380            266,379
                                              ---------------     --------------
Total Assets                                    $  22,961,152     $   20,863,532
                                              ===============     ==============


Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt            $      916,411    $      840,879
   Current portion of long-term debt payable
     to employee                                       201,518           177,445
   Accounts payable                                  2,956,625         2,039,506
   Accrued salaries and payroll taxes                  676,107           959,068
   Other accrued liabilities                           371,630           437,667
                                               ---------------     -------------
Total current liabilities                            5,122,291         4,454,565

Long-term debt, net of current portion               7,833,551         6,438,655
Long-term debt payable to employees, net of
    current portion                                    564,782           481,815
                                               ---------------     -------------
Total Liabilities                                   13,520,624        11,375,035
                                               ---------------     -------------
Commitments and contingencies                                0                 0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued            0                 0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 6,052,164
        and 5,744,965 shares                           302,608           287,248
   Paid-in capital                                  16,249,546        15,435,535
   Accumulated deficit                              (7,111,626)       (6,234,286)
                                                --------------     -------------
Total Stockholders' Equity                           9,440,528         9,488,497
                                                --------------     -------------

Total Liabilities and Stockholders' Equity      $   22,961,152     $  20,863,532
                                                ==============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                            Three Months Ended December 31,
                                               1997              1996
                                          --------------     -------------

Revenues                                  $   8,077,876      $  6,487,908
Operating costs                               8,243,266         6,130,191
                                          --------------     -------------
Operating margin                               (165,390)          357,717

General and administrative expenses              25,434            37,709
Depreciation and amortization                   406,168           289,474
                                          --------------     -------------
Income (loss) from operations                  (596,992)           30,534

Other income (expense)
   Interest expense, net of interest income    (279,351)         (166,794)
   Gain (loss) on disposal of equipment            (439)                0
                                          --------------     -------------
Other income (expense)                         (279,790)         (166,794)

Income (loss) before benefit (provision) for
   income taxes                                (876,782)         (136,260)
Benefit (provision )for income taxes               (558)          166,382
                                          --------------     -------------

Net income (loss)                         $    (877,340)    $      30,122
                                          ==============     =============

Basic earnings (loss) per share           $        (.15)    $         .01
                                          ==============     =============

Basic weighted average common shares
     outstanding                              6,041,980         4,807,807
                                          ==============     =============

Diluted earnings (loss) per share         $        (.14)     $        .01
                                          ==============     =============

Diluted weighted average common shares
     outstanding                              6,061,945         4,819,491
                                          ==============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                             Three Months Ended December 31,
                                                1997             1996
                                            -------------    ------------
Operating activities:

Net income (loss)                           $     (877,340)   $     30,122

Adjustments to reconcile net income (loss)
     to net cash provided by (used-in)
     operating activities:
      (Gain) loss on disposal of equipment             439               0
      Provision for losses on accounts receivable  244,613         130,720
      Depreciation and amortization                406,168         289,474
      Deferred Taxes                                     0        (175,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable     (899,080)       (684,836)
   (Increase) decrease in inventory                (35,508)         (4,776)
   (Increase) decrease in prepaid expenses
      and other current assets                     (50,435)       (165,981)
   Increase (decrease) in accounts payable and
      accrued expenses                             562,078        (164,782)
                                               ------------    ------------

Cash provided by (used in) operating activities   (649,065)       (745,059)
                                              -------------    ------------

Investing activities:
Purchases of property and equipment               (289,260)       (135,519)
Acquisitions of goodwill                          (106,863)        (20,718)
(Increase) decrease in other assets                      0            (377)
                                              -------------    ------------

Cash provided by (used in) investing activities   (396,123)       (156,614)
                                              -------------    ------------

Financing activities:
Net borrowings (payments) under line-of-credit
  agreement                                       (125,921)      1,355,760
Increase in long-term debt                       1,500,000         269,400
Payments on long-term debt                        (343,567)       (882,949)
                                              -------------    ------------

Cash provided by (used in) financing
     activities                                  1,030,512         742,211
                                             -------------     ------------

Increase (decrease) in cash and
     cash equivalents                              (14,676)       (159,462)
Cash and cash equivalents at beginning
     of period                                      14,676         237,684
                                             -------------    ------------

Cash and cash equivalents at end of period  $            0   $      78,222
                                             =============    ============


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


The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI") and all wholly-owned and beneficially owned subsidiaries (UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care P.A. ("P.A.")). Because of the corporate practice of medicine laws in the state in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreement with the P.A. which operate the medical practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed medical provider who is the owner of the capital stock of the P. A. at a nominal cost ("nominee arrangements"). Through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying professional corporations with the exception of the professional aspects of medical practice as required by state law. Under the Administrative Services Agreement, the Company establishes annual operating and capital budgets for the P. A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreement has an initial term of forty years. The method of computing the management fees are based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interest are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporation.

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


The consolidated financial statements include the accounts of UCI^ Medical Affiliates, Inc. ("UCI") and all wholly-owned and beneficially owned subsidiaries (UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and Doctor's Care of South Carolina, P.A. ("P.A.")). Because of corporate practice of medicine laws in the state in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreement with the P.A. which operates the medical practices. In addition, the Company has the contractual right to designate, in its sole discretion and at any time, the licensed medical provider who is the owner of the capital stock of the P.A. at a nominal cost ("nominee arrangement"). Through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the underlying P.A. with the exception of the professional aspects of medical practice as required by state law. Under the Administrative Services Agreement, the Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreement has an initial term of forty years. The method of computing the management fees are based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services plus a profit. These interest are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the P.A.

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


Results of Operations
---------------------


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

Management believes that this margin deterioration is mainly the result of some start-up costs being absorbed for the locations added since December 1996. Start-up costs are mainly the result of personnel costs exceeding revenues at centers that are not seeing patients at or near capacity. These costs are expensed as incurred by the Company. Additionally, patient visits did not meet budget for the first quarter of fiscal 1998, possibly due to the competition factors discussed above. Management does not currently believe that this negative trend is indicative of the results that may be expected for the fiscal year 1998.

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

Financial Condition at December 31, 1997
----------------------------------------


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


Operating activities used $649,000 of cash during the first quarter of fiscal 1998. This reflects growth in the Company's accounts receivable as well as prepaid expenses and a decrease in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit. If the operating cash flow shortages continue, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.


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


Item 2      Changes in Securities


            Recent Sales of Unregistered Securities
            ---------------------------------------


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


Item 4      Submission of Matters to a Vote of Security Holders

            This item is not applicable.


Item 5      Other Information

            This item is not applicable.

Item 6      Exhibits and Reports on Form 8-K


               (a) Exhibits. The exhibits included on the attached Exhibit Index
               -------------
               are filed as part of this report.

               (b) Reports on Form 8-K. The Company filed a Form 8-K on October
               ------------------------
               15, 1997 which reported the acquisition by UCI-SC of Progressive Therapy Services, P.A. and Bar-Ed, Professional Corporation, each of Columbia, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on December 11, 1997.


               The Company filed a Form 8-K on November 5, 1997 which reported the acquisition by UCI-SC of Marvin Dees, M.D. of New Ellenton, South Carolina. Financial statements of the acquired entity and pro forma financial information regarding the combined entity were filed in a Form 8-K/A on January 7, 1998.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
      (Registrant)



/s/ M.F. McFarland, III, M.D.             /s/ Jerry F. Wells, Jr.
------------------------------            --------------------------------
Marion F. McFarland, III, M.D.            Jerry F. Wells, Jr.
President, Chief Executive Officer,       Executive Vice President of Finance,
and Chairman of the Board                 Chief Financial Officer and
                                          Principal Accounting Officer




Date: August 19, 1998

                         UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX





  EXHIBIT
  NUMBER                    DESCRIPTION                             PAGE NUMBER
-----------    --------------------------------------               ------------

   10.18       Employment Agreement dated January 23, 1997               16
               between UCI Medical Affiliates of
               South Carolina, Inc. and Jon G. Keith

    21         Subsidiaries of the Registrant                            28

    27         Financial Data Schedule                         Filed separately
                                                               as Article Type 5
                                                                  via Edgar