Form 10QSB/A
period 1998-03-31
UCI MEDICAL AFFILIATES INC
filed 1998-08-21
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Form 10-QSB/A

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended:           March 31, 1998
                               ------------------------------------------------
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:______________to________________

Commission file number:                   0-13265
                       ----------------------------------------
                          UCI MEDICAL AFFILIATES, INC,
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       59-2225346
        -------------------------------------    ---------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)


        1901 Main Street, 12th Floor, Mail Code 1105, Columbia, SC 29201
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (803) 252-3661
        ----------------------------------------------------------------
                         (Issuer's telephone number)

        ----------------------------------------------------------------
        (Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ( X )Yes ( ) No


                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

        6,084,600 shares of $.05 common stock outstanding at March 31, 1998
-------------------------------------------------------------------------------
    Transitional Small Business Disclosure Format (check one):( )Yes ( X ) No

                            UCI MEDICAL AFFILIATES, INC.

                                       INDEX


                                                                            Page
                                                                          Number

PART I      FINANCIAL INFORMATION

            Item 1 Financial Statements

            Consolidated Balance Sheets - March 31, 1998
            and September 30, 1997                                             3

            Consolidated Statements of Operations for the quarters and
            the six months ending March 31, 1998 and March 31, 1997            4


            Consolidated Statements of Cash Flows for the six months
            ending March 31, 1998 and March 31, 1997                           5

            Notes to Consolidated Financial Statements                         6

            Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8-12


PART II     OTHER INFORMATION

            Items 1-6                                                         13


SIGNATURES                                                                    14

                         UCI MEDICAL AFFILIATES, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                         March 31, 1998    September 30,
                                                                                           1997
                                                                          (unaudited)          (audited)
                                                                          -------------    -------------
Assets
Current assets
   Cash and cash equivalents                                          $             0      $     14,676
   Accounts receivable, less allowance for doubtful accounts
       of $768,073 and $878,469                                             6,789,279         5,943,884
   Inventory                                                                  544,396           502,888
   Deferred taxes                                                             334,945           334,945
   Prepaid expenses and other current assets                                  902,526           579,217
                                                                       ---------------    ----------------
Total current assets                                                        8,571,146         7,375,610

Property and equipment, less accumulated depreciation of
   $3,219,434 and $2,724,222                                                4,468,271         4,002,699

Deferred taxes                                                              1,417,237         1,417,237
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,981,781 and $1,664,739                    8,513,467         7,801,607
Other assets                                                                  263,999           266,379
                                                                       ---------------   ----------------
Total Assets                                                          $    23,234,120     $  20,863,532
                                                                       ===============   ================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                  $       908,374           840,879
   Current portion of long-term debt payable to employees                     220,508           177,445
   Accounts payable                                                         2,817,692         2,039,506
   Accrued salaries and payroll taxes                                       1,017,226           959,068
   Other accrued liabilities                                                  447,786           437,667
                                                                      ----------------    ---------------
Total current liabilities                                                   5,411,586         4,454,565

Long-term debt, net of current portion                                      7,882,309         6,438,655
Long-term debt payable to employees, net of current portion                   598,676           481,815
                                                                       ----------------   ----------------
Total Liabilities                                                          13,892,571        11,375,035
                                                                       ----------------   ----------------

Commitments and contingencies                                                       0                 0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                   0                 0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 6,084,600 and 5,744,965
         shares                                                               304,230           287,248
   Paid-in capital                                                         16,322,924        15,435,535
   Accumulated deficit                                                     (7,285,605)       (6,234,286)
                                                                       ---------------    ----------------
Total Stockholders' Equity                                                  9,341,549         9,488,497
                                                                       ----------------   ----------------


Total Liabilities and Stockholders' Equity                            $    23,234,120     $  20,863,532

                                                                       ===============   ================

The accompanying notes are an integral part of these consolidated financial statements.

                              UCI MEDICAL AFFILIATES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)



                                                     Three Months Ended March 31,         Six Months Ended March 31,
                                                      -------------------------           ---------------------------

                                                      1998            1997                 1998             1997
                                                   -----------    ------------          -----------     ------------
Revenues                                           $8,614,687      $6,714,653          $ 16,692,563    $13,202,561
Operating costs                                     8,069,557       6,145,402            16,312,823     12,275,634
                                                   -----------     ------------         ------------    ------------
Operating margin                                      545,130         569,251               379,740        926,927

General and administrative expenses                    20,654          52,194                46,088         89,903
Depreciation and amortization                         421,846         296,842               828,014        586,317
                                                   -----------     ------------          -----------     ------------
Income (loss) from operations                         102,630         220,215              (494,362)       250,707

Other income (expense)
   Interest expense, net of interest in              (276,609)       (189,766)             (555,960)      (356,560)
   Gain (loss) on disposal of equipment                     0          (5,219)                 (439)        (5,219)
                                                   -----------     ------------          -----------     ------------
Other income (expense)                               (276,609)       (194,985)             (556,399)      (361,779)

Income (loss) before benefit (provision )for
   income taxes                                      (173,979)         25,230            (1,050,761)      (111,072)
Benefit (provision )for income taxes                        0         166,383                  (558)       332,765
                                                   -----------    ------------           -----------     ------------

Net income (loss)                                  $ (173,979)     $  191,613           $(1,051,319)    $  221,693
                                                   ============    ===========          ============     ============

Basic earnings (loss) per share                    $     (.03)     $      .04           $      (.17)    $      .05
                                                   ===========    ============          ============     ============

Basic weighted average common shares
   outstanding                                      6,063,335       4,807,803             6,052,540      4,807,805
                                                  ===========     ===========           ============    =============

Diluted earnings (loss) per share                 $      (.03)    $       .04          $       (.17)     $     .05
                                                  ===========     ============         ==============    ============
Diluted weighted average common shares
  outstanding                                       6,078,635       4,819,474             6,069,465       4,819,481
                                                  ===========     ============         ===============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     UCI MEDICAL AFFILIATES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)


                                                                                        Six Months Ended March 31,
                                                                                       ----------------------------

                                                                                           1998             1997
                                                                                       -------------    -------------

Operating activities:

Net income (loss)                                                                   $   (1,051,319)   $      221,693

Adjustments to reconcile net income (loss) to net cash provided by (used-in)
   operating activities:
      (Gain) loss on disposal of equipment                                                     439             5,219
      Provision for losses on accounts receivable                                          502,966           266,080
      Depreciation and amortization                                                        828,013           586,317
      Deferred taxes                                                                             0          (350,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                           (1,059,231)       (1,261,039)
   (Increase) decrease in inventories                                                      (41,508)              238
   (Increase) decrease in prepaid expenses and other
      current assets                                                                      (323,309)         (143,982)
   Increase (decrease) in accounts payable and accrued
      expenses                                                                             840,420          (153,836)
                                                                                       ------------      ------------

Cash provided by (used in) operating activities                                           (303,529)         (829,310)
                                                                                       -------------    -------------

Investing activities:
Purchases of property and equipment                                                       (544,653)         (275,875)
Acquisitions of goodwill                                                                  (182,991)          (26,551)
(Increase) decrease in other assets                                                          2,380             2,715
                                                                                       ------------    -------------

Cash provided by (used in) investing activities                                           (725,264)         (299,711)
                                                                                      -------------    -------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                                    94,156         1,935,396
Increase in long-term debt                                                               1,575,893           280,000
Payments on long-term debt                                                                (655,932)       (1,155,669)
                                                                                      -------------    -------------

Cash provided by (used in) financing activities                                          1,014,117         1,059,727
                                                                                      -------------    -------------

Increase (decrease) in cash and cash equivalents                                           (14,676)          (69,294)
Cash and cash equivalents at beginning of period                                            14,676           237,684
                                                                                      -------------    -------------

Cash and cash equivalents at end of period                                       $               0    $      168,390
                                                                                       =============    =============


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


SUBSEQUENT EVENTS

UCI Medical Affiliates of Georgia, Inc., a South Carolina corporation and wholly-owned subsidiary of the Company ("UCI-GA"), acquired substantially all of the assets of MainStreet Healthcare Corporation ("MHC") effective for accounting purposes as of May 1, 1998 (the "Acquisition") and was accounted for using the purchase method of accounting per APB 16. The closing of the Acquisition was completed on May 13, 1998. As partial consideration for the Acquisition, the Company delivered to MHC at the closing of the Acquisition a Conditional Delivery Agreement (the "Conditional Delivery Agreement") by and between the Company, UCI of GA and MHC which requires the Company to issue to MHC 2,901,396 shares of common stock of the Company after the approval of such issuance by the shareholders of the Company. The Conditional Delivery Agreement states that in the event the shareholders of the Company fail to approve the issuance of such shares to MHC, the Acquisition shall be unwound, and the assets shall be returned to MHC. However, holders of an aggregate of 54% of the issued and outstanding shares of the Company's common stock as of the date of this filing have executed and delivered separate agreements with MHC to vote their shares at the Annual Meeting in favor of the issuance of such stock to MHC. Upon the vote of such shareholders as indicated, the proposals relating to the Acquisition are assured to be approved, regardless of the votes that may be cast by any other holders of common stock entitled to vote. The Acquisition has already been approved by the shareholders of MHC. The Company is, therefore, of the opinion that it is a remote possibility that the Acquisition will be required to be unwound as contemplated in the Conditional Delivery Agreement.

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

Procedurally, the Administrative Services Agreement calls for the P.A. to provide medical services and charge a fee to the patient or to the patient's insurance carrier or employer for such services. Physician salaries are paid out of these revenues and all remaining revenues are passed to UCI-SC as a management fee. UCI-SC provides all support personnel (nurses, technicians, receptionists), all administrative functions (billing, collecting, vendor payment), and all facilities, supplies and equipment. The consolidated accounts of the Company include all revenue and all expenses (including physician salaries) of all three entities.

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


Results of  Operations  For the Three Months Ended March 31, 1998 as Compared to
--------------------------------------------------------------------------------
the Three Months Ended March 31, 1997
-------------------------------------

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

Effective October 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to account for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for the second quarter of fiscal 1997 by $175,000. As part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carry forwards which are available to offset future taxable income.

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

For the Six Months  Ended March 31,  1998 as  Compared  to the Six Months  Ended
--------------------------------------------------------------------------------
March 31, 1997
--------------

Revenues of $16,693,000 reflect an increase of 26% from the same period in fiscal 1997 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 234,000 for the six months ended March 31, 1998 from 191,000 for the six months ended March 31, 1997.

Financial Condition at March 31, 1998
-------------------------------------
Cash and cash equivalents decreased by $15,000 during the six months ended March 31, 1998 and were utilized mainly for working capital needs and to fund the expansion previously discussed.

Accounts receivable increased 14% during the period, reflecting the addition of the new centers and the overall growth in patient visits to existing centers.

The increase in goodwill attributable to the purchases of the eight practices noted above was somewhat offset by the amortization recorded.


The $778,000 increase in accounts payable over the past six months is partially due to the growth in the number of medical centers but is also reflective of the tight cash position of the Company due to recent operating losses. Management believes that it will be able to service these payables out of cash generated through operations; if not, the Company will be dependent upon securing external financing (either bank debt or equity) to repay these obligations..

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

Operating activities used $304,000 of cash during the six months ended March 31, 1998. This reflects growth in the Company's accounts receivable as well as prepaid expenses offset by an increase in accounts payable and accrued expenses. The growth in accounts receivable is the result of growth in the number of Centers, patient visits and charges per patient visit. If the operating cash flow shortage continues, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available or acceptable to the Company.

Investing activities used $725,000 of cash during the period as a result of expansion efforts. Continued growth is anticipated during the remainder of fiscal 1998.


Subsequent Events
-----------------


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

Item 4      Submission of Matters to a Vote of Security Holders

            This item is not applicable.

Item 5      Other Information

            This item is not applicable.

Item 6      Exhibits and Reports on Form 8-K

            (a) Exhibits.  The exhibits  included on the attached  Exhibit Index
            ------------
            are filed as part of this report.

            (b) Reports on Form 8-K.
            ------------------------
            The Company filed a Form 8-K on February 17, 1998 which reported the execution of an Acquisition Agreement and Plan of Reorganization of MainStreet Healthcare Corporation of Atlanta. Revised financial statements of the same entity were filed in a Form 8-K/A filed on August 13,1998, and revised pro forma financial information regarding the combined entity were filed in a Form 8-K/A filed on May 28, 1998.

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


UCI Medical Affiliates, Inc.
      (Registrant)



/s/ M.F. McFarland, III, M.D.             /s/ Jerry F. Wells, Jr., CPA
------------------------------            -----------------------------
Marion F. McFarland, III, M.D.            Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,       Executive Vice President of Finance,
and Chairman of the Board                 Chief Financial Officer, and
                                          Principal Accounting Officer




Date:  August 19,  1998

                            UCI MEDICAL AFFILIATES, INC.
                                   EXHIBIT INDEX




  EXHIBIT
  NUMBER                    DESCRIPTION                                                            PAGE NUMBER
-----------    --------------------------------------                                        -------------------------
   10.19       Administrative Services Agreement dated April 24, 1998 by and                           14
               between Doctor's Care of Georgia, P.C., a Georgia professional corporation and UCI Medical Affiliates of Georgia, Inc., a South
               Carolina corporation.

   10.20       Administrative Services Agreement dated April 24, 1998 by and                           26
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

    27         Financial Data Schedule                                                    Filed separately as Article Type 5
                                                                                          via Edgar

   99.1        News Release dated May 14, 1998, announcing the acquisition of                          38
               Atlanta based MainStreet Healthcare Corporation, the acquisition of the Columbia, SC, practice of Allan M. Weldon, M.D., and the second quarter fiscal year 1998 results.