Form 10KSB40/A
period 1997-09-30
UCI MEDICAL AFFILIATES INC
filed 1998-10-13
CIK 737561

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

Commission File Number:  0-13265

                                         UCI MEDICAL AFFILIATES, INC.
    --------------------------------------------------------------------------------------------------------------
                                (Name of Small Business Issuer in its charter)

                                  Delaware                                                  59-2225346
         ----------------------------------------------------                  -----------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification Number)

1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC                                   29201
-----------------------------------------------------------                    -----------------------------------
(Address of principal executive offices)                                                  (Zip Code)

Registrant's telephone number, including area code                                      (803) 252-3661
                                                                               -----------------------------------
Securities registered pursuant to Section 12(b) of the Act:                                  None
                                                                               -----------------------------------
Securities registered pursuant to Section 12(g) of the Act:                      Common Stock, $.05 par value
                                                                               -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                  YES             X                  NO
                               -------                  ------------

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

The aggregate market value of voting stock held by nonaffiliates of the registrant on December 5, 1997, is approximately $5,801,885.*

The number of shares outstanding of the registrant's common stock, $.05 par value, was 5,744,965 at September 30, 1997.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               ------    -------


* Calculated by excluding all shares held by officers, directors and controlling shareholder of registrant without conceding that all such persons are "affiliates" of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-KSB/A


         PART I                                                                                            PAGE
         ------                                                                                            ----


Item 1.  Description of Business..............................................................................2

Item 2.  Description of Properties............................................................................8

Item 3.  Legal Proceedings....................................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..................................................8


         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............................................9

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............10

Item 7.  Financial Statements................................................................................17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................17


         PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act........................................................................................17

Item 10. Executive Compensation..............................................................................20

Item 11. Security Ownership of Certain Beneficial Owners and Management......................................22

Item 12. Certain Relationships and Related Transactions......................................................24

Item 13. Exhibits and Reports on Form 8-K....................................................................26

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

The following table breaks out the Company's revenue and patient visits by revenue source for fiscal year 1997:


                                    PERCENT (%) OF            PERCENT (%) OF
            PAYOR                   PATIENT VISITS                REVENUE
------------------------------    -------------------       -------------------

Patient Pay                               24%                       24%
Employer Paid                             15%                       11%
HMO                                       10%                       11%
Workers Compensation                      10%                       14%
Medicare/Medicaid                         12%                       7%
Managed Care Insurance                    24%                       28%
Other                                     5%                        5%


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

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. No capitation contracts currently in place at the Company have been determined to be insufficient to cover related costs of treatment. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher. Certain third party payors are studying various alternatives for reducing medical costs, some of which, if implemented, could affect reimbursement levels to the Company. Management of the Company cannot predict whether changes in present reimbursement methods or proposed future modifications in reimbursement methods will affect payments for services provided by the Centers and, if so, whether they will have an adverse impact upon the business of the Company.
                                        4

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

Approximately five (5%) percent of the revenues of the Company is derived from payments made by government- sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third-party payors for health care services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities.

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

The Company's Centers are broadly distributed throughout the state of South Carolina. There are 22 primary care Centers in the Columbia, South Carolina region, five in the Charleston, South Carolina region, five in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region, and six in the Greenville - Spartanburg, South Carolina region. The Company's corporate offices are located in downtown Columbia, South Carolina in 13,000 square feet of leased space. The Centers are all in free-standing buildings in good repair.

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

Recent Sales of Unregistered Securities

During the Company's fiscal year ended September 30, 1997, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D under the Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.
                                        9

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



                                           STATEMENT OF OPERATIONS DATA
------------------------------------------------------------------------------------------------------------------------------------

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             ---------------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------

                                                 1997             1996             1995             1994             1993
                                             ------------      ----------      ------------      -----------      ----------

Revenues                                     $27,925              $23,254      $17,987               $12,540          $9,799
Income (loss) before extraordinary items         (84)                 466       (1,360)                  644             268
Net income (loss)                                (84)                 466       (1,360)                  644             407
Net income (loss) per share1                    (.02)                 .11         (.43)                  .28             .21
Weighted average number of shares
   outstanding(1)                               5,005               4,294        3,137                 2,324           1,971



                                                 BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------------



                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             ---------------------------------------------------------------------------------------

                                                                        AT SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------

                                                    1997              1996              1995             1994            1993
                                                 -----------      ------------      ------------      ----------      ----------

Working capital                                     $  2,921           $ 2,020      $   (383)             $  763      $ (845)
Premises & equipment, net                              4,003             3,300         2,795               1,098          487
Total assets                                          20,864            15,733       10,216                6,674       2,940
Long-term debt                                         7,939             5,373         4,366               2,838          667
Stockholders' equity                                   9,488             7,822         3,253               2,603          457

--------
1 The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

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

Results of Operations for the Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

For fiscal year 1997, revenues of $27,925,000 reflect an increase of 20% from the amount reported for fiscal year 1996. The following reflects revenue trends from fiscal year 1993 through fiscal year 1997:


                                       FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)
                           -----------------------------------------------------------------------

                               1997             1996              1995             1994             1993
                           ------------      -----------      ------------     ------------     ------------

Revenues                        $27,925          $23,254      $17,987               $12,540           $9,799
Operating Costs                  26,466           21,525        18,180               11,881            9,133
Operating Margin                  1,458            1,729          (193)                 660              666

The increase in revenue for fiscal year 1997 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers in South Carolina from 29 to 33 (as of September 30, 1997). The expansion included the addition of seven Centers and the closure of three Centers, for a net
                                       11
addition of three Centers to the cluster in Columbia (bringing the total to 18) and one Center in Greenville (bringing the total to six in this region). Myrtle Beach has four locations and the Charleston area has the remaining five sites. The revenue from the net increase in new locations in fiscal year 1997 and from the full year of operations of the locations added in fiscal year 1996 represented the most significant portion of the revenue growth. Of the $4,671,000 in revenue growth, approximately $876,000 was from the net increase of four locations opened in fiscal year 1997 and approximately $2,462,000 was the result of having the four locations opened during fiscal year 1996 operating for all of fiscal year 1997.

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

                                     PERCENT (%) OF          PERCENT (%) OF
            PAYOR                    PATIENT VISITS              REVENUE
------------------------------     -------------------     -------------------

Patient Pay                                24%                     24%
Employer Paid                              15%                     11%
HMO                                        10%                     11%
Workers Compensation                       10%                     14%
Medicare/Medicaid                          12%                     7%
Managed Care Insurance                     24%                     28%
Other                                      5%                      5%

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


Effective October 1, 1993, the company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of an asset and liability approach to accounting for income taxes. The effect of adopting SFAS 109 was to reduce income tax expense for 1997 by approximately $666,000 or $.13 per share. As a part of the adoption of SFAS 109, the Company has recognized a deferred tax asset relating to net operating loss carryforwards which are available to offset future taxable income.

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

A valuation allowance of $1.3 million and $1.9 million at September 30, 1997 and 1996, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of a larger number. The deterioration of the operating margin discussed above was also considered in the decision to maintain a valuation allowance.

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


Results of Operations for the Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996:


The following summarizes the fiscal 1997 fourth quarter results of operations as compared to the prior year:

                                                         FOR THE THREE MONTHS ENDED
                                                -------------------------------------------------

                                                  SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                                      (IN 000'S)                   (IN 000'S)
                                                -----------------------     ------------------------

Revenues                                                  $   7,625                   $   6,250
Operating Costs                                               7,590                       6,012
Operating Margin                                                 35                         238

G&A Expenses                                                     25                          59
Depreciation & Amortization                                     358                         273
Interest Expense, net                                           242                         156
Benefit for Income Taxes                                        167                         266
Net Income (loss)                                              (423)                         16

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

Liquidity and Capital Resources

The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), and credit extended by suppliers.

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                     -------------------

                                                                                       SECURITIES
                                              ANNUAL COMPENSATION                      UNDERLYING                 ALL OTHER
                                  -------------------------------------------

NAME AND PRINCIPAL POSITION          FY         SALARY(1)          BONUS(1)               OPTIONS                COMPENSATION(2)
                                  --------- -----------------  ----------------     --------------------       --------------------

M.F. McFarland, III, M.D.           1997     $  316,540 (3)  $           0(4)           141,675                  $  7,968
CHAIRMAN, PRESIDENT AND             1996        315,000 (3)         63,500(4)            30,000                     7,368
CHIEF EXECUTIVE OFFICER             1995        194,616 (3)        145,000(4)            35,000                     6,818

D. Michael Stout, M.D.              1997     $  216,825 (5)  $           0(6)            79,825                  $      0
EXECUTIVE VICE PRESIDENT OF         1996        198,316 (5)              0(6)            10,000                         0
MEDICAL AFFAIRS                     1995        157,600 (5)         32,000(6)            20,000                         0


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


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS



                                          NUMBER OF
                                          SECURITIES            PERCENT OF TOTAL
                                          UNDERLYING             OPTIONS GRANTED           EXERCISE OR
                                           OPTIONS                TO EMPLOYEES             BASE PRICE              EXPIRATION
              NAME                         GRANTED                 IN FY 1997               PER SHARE                 DATE
---------------------------------     ------------------      ---------------------      ---------------      --------------------

M.F. McFarland, III, M.D.                   20,000                       4.49%              $  2.8875         Dec. 18, 2001
CHAIRMAN, PRESIDENT AND                    121,675                      27.31%                 2.1313         June 18, 2002
CHIEF EXECUTIVE OFFICER

D. Michael Stout,                            5,000                       1.12%                 2.6250         Dec. 18, 2006
EXECUTIVE VICE PRESIDENT OF                 74,825                      16.80%                 1.9375         June 18, 2007
MEDICAL AFFAIRS


Fiscal Year-End Option Values

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held at September 30, 1997. None of the named executive officers exercised any options during the fiscal year ended September 30, 1997.

                       1997 FISCAL YEAR-END OPTION VALUES


                                        NUMBER OF SECURITIES UNDERLYING                      VALUE OF UNEXERCISED
                                        UNEXERCISED OPTIONS AT 09/30/97                IN-THE-MONEY OPTIONS AT 09/30/97
                                   -----------------------------------------      ------------------------------------------

                                       EXERCISABLE            UNEXERCISABLE             EXERCISABLE              UNEXERCISABLE
                                   -------------------      ------------------      --------------------      -------------------

M.F. McFarland, III, M.D.                  33,333                173,342                  $         0              $   44,862
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER

D.  Michael Stout                          16,666                 93,159                            0                  42,090
EXECUTIVE VICE PRESIDENT OF
MEDICAL AFFAIRS



Compensation of Directors

Non-employee directors are paid a fee of $500 for attendance at each meeting of the Board of Directors. Non- employee directors of UCI are reimbursed by UCI for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

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

                                                                 NUMBER OF SHARES
                          NAME                                 BENEFICIALLY OWNED             PERCENTAGE
--------------------------------------------------------     -----------------------      -------------------
Blue Cross Blue Shield of South Carolina                                  2,624,623(1)                 45.69%
I-20 at Alpine Road
Columbia, SC  29219

M.F. McFarland, III, M.D.                                                   572,461(2)                  9.91%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

D. Michael Stout, M.D.                                                      275,126(3)                  4.78%
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Harold H. Adams, Jr.                                                           2,000                       -
6137 Hampton Ridge Road
Columbia, SC  29209

Charles P. Cannon                                                                  0                        0
I-20 at Alpine Road
Columbia, SC  29219

Thomas G. Faulds                                                                   0                        0
I-20 at Alpine Road
Columbia, SC  29219

Russell J. Froneberger                                                         2,000                        *
1201 Main Street, Suite 1980
Columbia, SC  29201

Ashby  Jordan, M.D.                                                                0                        0
I-20 at Alpine Road
Columbia, SC  29219

Jitendra Mehta                                                                16,667(4)                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Jon G. Keith                                                                     500                        *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

Charles M. Potok                                                                   0                        0
I-20 at Clemson Road
Columbia, SC  29219

Jerry F. Wells, Jr.                                                           25,000(5)                     *
1901 Main Street, Suite 1200, Mail Code 1105
Columbia, SC  29201

All current directors and executive officers
   as a group (11 persons)                                                   893,754                   15.56%

--------
(1*) Amount represents less than 1.0%.

(1) Shares are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.

(2)2 Includes 33,333 shares which may be acquired pursuant to the exercise of stock options.

(3)3 Includes 16,666 shares which may be acquired pursuant to the exercise of stock options.

(4)4 Includes 16,667 shares which may be acquired pursuant to the exercise of stock options.

(5)5 Includes 25,000 shares which may be acquired pursuant to the exercise of stock options.

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

REFUND AGREEMENT. Pursuant to a Facilities Fee Refund Agreement (the "Refund Agreement") entered into among UCI, UCI-SC and the P.A., the P.A. was entitled to receive a refund of a portion of the fees payable to UCI-SC under the Facilities Agreement with respect to fourteen of the Centers. The Refund Agreement was terminated effective October 1, 1995. During UCI's fiscal years ended September 30, 1997 and 1996, UCI-SC made payments to the P.A. of $62,000 and $120,000, respectively, against accumulated refunds payable. At September 30, 1997 and 1996, UCI- SC had refunds payable to the P.A. of approximately $94,000 and $156,000, respectively.

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

     o The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1994 for a five-year term. The lease has two five-year renewal options and provides UCI-SC with an option to purchase the facility at its fair market value after October 1995. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were $45,600 and $45,600, respectively, plus utilities and real estate taxes.
                                       24

     o The Doctor's Care Lexington facility was leased from a general partnership in which Dr. McFarland and Dr. Stout were general partners. The Doctor's Care Lexington facility was sold in February 1996 to unrelated third parties who lease it to the Company. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were zero and $14,125, respectively, plus utilities and real estate taxes.

     o The Doctor's Care West Columbia and the Doctor's Care Beltline facilities were leased from a general partnership in which Dr. McFarland and Dr. Stout were general partners. Both of these centers' facilities were sold in May 1996 to unrelated third parties who lease them to the Company. Total lease payments made by UCI-SC under these two leases during the fiscal years ended September 30, 1997 and 1996 were zero and $46,516, respectively, plus utilities and real estate taxes. In connection with its agreement to lease these two facilities, UCI-SC guaranteed the lessor's mortgage debt relating to the two facilities. At September 30, 1997 and 1996, the outstanding balance of such debt was zero and zero, respectively, plus utilities and real estate taxes.

     o The Doctor's Care Lugoff facility was leased directly from Dr. McFarland. This facility was sold in May 1996 to an unrelated third party who leases it to the Company. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 1997 and 1996 were zero and $16,613, respectively, plus utilities and real estate taxes.

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

                                                                  PRICE              TOTAL
       DATE                                  NUMBER                PER              PURCHASE
     PURCHASED            ENTITY            OF SHARES             SHARE              PRICE
------------------      -----------      ---------------       -----------      ----------------
     12/10/93               CHC                  333,333          1.50             $     500,000
     06/08/94               CHC                  333,333          3.00             $   1,000,000
     01/16/95               CHC                  470,588          2.13             $   1,000,000
     05/24/95               CHC                  117,647          2.13             $     250,000
     11/03/95               CHC                  218,180          2.75             $     599,995
     12/15/95               CHC                  218,180          2.75             $     599,995
     03/01/96               CHC                  109,091          2.75             $     300,000
     06/04/96              CP&C                  218,181          2.75             $     599,998
     06/23/97              CP&C                  400,000          1.50             $     600,000

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




                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE(S)
                                                                                                        -------

Report of Independent Accountants............................................................................29

Consolidated Balance Sheets at September 30, 1997 and 1996...................................................30

Consolidated Statements of Operations for the years
         ended September 30, 1997, 1996 and 1995.............................................................31

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1997, 1996 and 1995...............................................32

Consolidated Statements of Cash Flows for the years
         ended September 30, 1997, 1996 and 1995.............................................................33

Notes to Consolidated Financial Statements................................................................34-50


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



/S/ PRICE WATERHOUSE

Columbia, South Carolina






           ORIGINAL SIGNED OPINION ON PRICE WATERHOUSE LLP LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.




                          UCI MEDICAL AFFILIATES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    SEPTEMBER 30,
                                                                      -----------------------------------------

                                                                              1997                    1996
                                                                      --------------------      -----------------
ASSETS
Current assets
   Cash and cash equivalents                                          $          14,676         $         237,684
   Accounts receivable, less allowance for doubtful accounts
       of $878,469 and $1,021,856                                             5,943,884                 4,187,394
   Inventory                                                                    502,888                   407,617
   Deferred taxes                                                               334,945                   197,056
   Prepaid expenses and other current assets                                    579,217                   441,384
                                                                      --------------------      -----------------
Total current assets                                                          7,375,610                 5,471,135

Property and equipment less accumulated depreciation of
   $2,724,222 and $2,025,970                                                  4,002,699                 3,300,048
Deferred taxes                                                                1,417,237                   855,126
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $1,664,739 and
   $1,210,569                                                                 7,801,607                 5,828,963
Other assets                                                                    266,379                   277,422
                                                                      --------------------      -----------------
Total Assets                                                          $      20,863,532            $   15,732,694
                                                                      ====================      =================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                  $        840,879          $         795,652
   Current portion of long-term debt payable to employees                      177,445                    118,097
   Accounts payable                                                          2,039,506                  1,391,858
   Accrued salaries and payroll taxes                                          959,068                    750,745
   Other accrued liabilities                                                   437,667                    394,635
                                                                      -------------------      ------------------
Total current liabilities                                                    4,454,565                  3,450,987

   Long-term debt, net of current portion                                    6,438,655                  4,442,503
   Long-term debt payable to employees, net of current portion                 481,815                     16,981
                                                                      --------------------      -----------------
Total Liabilities                                                           11,375,035                  7,910,471
                                                                      --------------------      -----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                    0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 5,744,965 and 4,807,807
         shares                                                                287,248                   240,390
   Paid-in capital                                                          15,435,535                13,732,393
   Accumulated deficit                                                      (6,234,286)               (6,150,560)
                                                                      --------------------      ----------------
Total Stockholders' Equity                                                   9,488,497                 7,822,223
                                                                      --------------------      -----------------

Total Liabilities and Stockholders' Equity                            $     20,863,532              $ 15,732,694
                                                                      ====================      =================

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                         UCI MEDICAL AFFILIATES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------

                                                   1997             1996               1995
                                             ---------------    -------------  - -----------

Revenues                                        $ 27,924,772    $ 23,254,351    $ 17,987,147
Operating costs                                   26,466,294      21,525,421      18,180,080
                                                ------------    ------------    ------------
Operating margin                                   1,458,478       1,728,930        (192,933)

General and administrative expenses                  153,445         148,637          87,616
Depreciation and amortization                      1,250,349         961,115         579,224
                                                ------------    ------------    ------------
Income (loss) from operations                         54,684         619,178        (859,773)

Other income (expenses)
   Interest expense, net of interest income         (812,749)       (582,937)       (505,459)
   Gain (loss) on disposal of equipment                8,809           2,105           5,493
                                                ------------    ------------    ------------
Other income (expense)                              (803,940)       (580,832)       (499,966)

Income (loss) before benefit for income taxes       (749,256)         38,346      (1,359,739)
Benefit for income taxes                             665,530         427,733               0
                                                ------------    ------------    ------------
Net income (loss)                               $    (83,726)   $    466,079    $ (1,359,739)
                                                ============    ============    ============

Net Income (loss) per common and
   common equivalent share                      $       (.02)   $        .11    $       (.43)
                                                ============    ============    ============

Weighted average common shares
   outstanding                                     5,005,081       4,294,137       3,136,544
                                                ============    ============    ============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                         UCI MEDICAL AFFILIATES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                              COMMON STOCK                     PAID-IN              ACCUMULATED
                                    ---------------------------------

                                         SHARES             PAR VALUE           CAPITAL                 DEFICIT             TOTAL
                                    ----------------      --------------     ----------------      ----------------   -------------

Balance, September 30, 1994             2,622,178           $131,109           $7,728,554           $ (5,256,896)       $ 2,602,767
   Net income (loss)                           --                 --                   --             (1,359,739)        (1,359,739)
   Issuance of common stock               885,888             44,294            1,975,706                     --          2,020,000
   Other                                       98                  5              (10,004)                    (4)           (10,003)
                                    -------------        -----------         ------------          --------------     --------------
Balance, September 30, 1995             3,508,164            175,408            9,694,256             (6,616,639)         3,253,025
                                    -------------        -----------         ------------          -------------      --------------
   Net income (loss)                           --                 --                   --                466,079            466,079
   Exercise of Stock Options                2,300                115                  460                     --                575
   Issuance of common stock             1,297,350             64,868            4,077,677                     --          4,142,545
   Other                                       (7)                (1)             (40,000)                    --            (40,001)
                                    -------------        -----------          -----------          -------------      --------------
Balance, September 30, 1996             4,807,807            240,390           13,732,393             (6,150,560)         7,822,223
                                    -------------        -----------          -----------          -------------      --------------
   Net income (loss)                           --                 --                   --                (83,726)           (83,726)
   Issuance of common stock               937,162             46,858            1,703,142                     --          1,750,000
   Other                                       (4)                --                   --                     --                 --
                                    -------------         ----------          -----------          -------------      -------------
Balance, September 30, 1997             5,744,965          $ 287,248          $15,435,535           $ (6,234,286        $ 9,488,497
                                    =============         ==========          ===========          ==============     =============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                          UCI MEDICAL AFFILIATES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------

                                                                1997            1996        1995
                                                            -----------    ----------   ------------
OPERATING ACTIVITIES:

Net income (loss)                                          $   (83,726)   $   466,079    $(1,359,739)

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
      (Gain) loss on disposal of equipment                      (8,809)        (2,105)        (5,493)
      Provision for losses on accounts receivable            1,106,252        627,508        544,208
      Depreciation and amortization                          1,250,349        961,115        579,224
      Common stock issued                                            0              0          4,125
      Deferred taxes                                          (700,000)      (440,000)             0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               (2,679,489)    (2,447,650)    (1,379,019)
   (Increase) decrease in inventory                            (83,521)      (142,549)       (47,992)
   (Increase) decrease in prepaid expenses and other
      current assets                                          (137,833)      (159,324)      (158,536)
   Increase (decrease) in accounts payable and accrued
      expenses                                                 876,253        (59,707)     1,363,180
                                                           -----------    -----------    -----------
Cash provided by (used in) operating activities               (460,524)    (1,196,633)      (460,042)
                                                           -----------    -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                           (531,941)      (438,491)      (620,584)
Acquisitions of goodwill                                      (286,896)      (239,832)       (24,426)
(Increase) decrease in other assets                             11,042        (14,654)         2,760
                                                           -----------    -----------    -----------
Cash provided by (used in) investing activities               (807,795)      (692,977)      (642,250)
                                                           -----------    -----------    -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
   net of redemptions                                          600,000      2,089,990      1,240,000
Net borrowings (payments) under line-of-credit agreement     2,030,844        400,000        475,000
Proceeds from issuance of common stock under
   stock option plan                                                 0            575              0
Proceeds from increase in long-term debt                       280,000        600,095              0
Payments on long-term debt                                  (1,865,533)    (1,039,879)      (746,481)
                                                           -----------    -----------    -----------

Cash provided by financing activities                        1,045,311      2,050,781        968,519
                                                           -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents              (223,008)       161,171       (133,773)
Cash and cash equivalents at beginning of year                 237,684         76,513        210,286
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $    14,676    $   237,684    $    76,513
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

Intangible Assets

Prior to September 30, 1994, the excess of cost over fair value of assets acquired (goodwill) was amortized on the straight-line method over periods from 15 to 30 years. Since October 1, 1994, goodwill arising from acquisitions has been amortized on the straight line method over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses and estimate of the related center's undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

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


2.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

                                        SEPTEMBER 30, 1997                            SEPTEMBER 30, 1996
                              ---------------------------------------     -------------------------------------------
                                                              ACCUM                                          ACCUM
                                            COST            DEPRECIATION                 COST              DEPRECIATION
                                            ----            ------------                 ----              -------------

Building                                  437,583              34,661                   326,581                20,260
Land                                       66,000                   0                    66,000                     0
Leasehold Improvements                    827,218             329,996                   558,098               243,116
Furniture & Fixtures                      885,421             333,817                   601,274               243,116
EDP - Companion                           841,356             429,886                   734,142               324,155
EDP - Other                               592,499             270,898                   431,774               202,597
Medical Equipment                       2,555,564           1,016,950                 2,044,079               749,609
Other Equipment                           453,943             266,642                   430,186               202,597
Autos                                      67,337              41,372                   113,688                40,520
                            --------------------- -------------------     --------------------- ---------------------
Totals                                  6,726,921           2,724,222                 5,305,822             2,025,970
                              =================== ===================     ===================== =====================


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
                                       36

                                                                                     UNAUDITED
                                                                        ------------------------------------

                                                                              1997                   1996
                                                                        -----------------      ----------------

Revenue                                                                       $30,124,821      $26,287,192
Net income (loss)                                                             $    26,717      $   583,222
Net income (loss) per common and common equivalent share                      $         0      $       .12


4.       INCOME TAXES

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:


                                                                1997                    1996
                                                          -----------------      ------------------
Current:
   Federal                                                       $   31,675              $   12,267
   State                                                              2,795                      --
                                                          -----------------      ------------------
                                                                     34,470                  12,267
                                                          -----------------      ------------------
Deferred:
   Federal                                                        (643,243)               (404,324)
   State                                                           (56,757)                (35,676)
                                                          ----------------       ------------------
                                                                  (700,000)               (440,000)
                                                          -----------------      ------------------
Total income tax benefit                                         $(665,530)              $(427,733)
                                                          =================      ==================


Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.




The principal sources of temporary differences and the related deferred tax effects as of September 30, were as follows:


                                                   1997                   1996                1995
                                               ----------              ------------        -----------
Allowance for doubtful accounts                $  53,053               $(151,008)         $ 169,043
Related party accruals                            22,940                  21,734             (7,673)
Operating loss carryforwards                    (238,726)                180,489           (687,242)
Accumulated depreciation                          68,809                  75,388             58,324
                                               ---------               ---------          ---------
                                                 (93,924)                126,603           (467,548)
Changes in valuation allowance                  (606,076)               (566,603)           467,548
                                                                       ---------          ---------
                                               $(700,000)              $(440,000)         $      --
                                               =========               =========          =========


At September 30, 1997, 1996 and 1995 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:


                                                 1997                    1996                    1995
                                          -------------------      -----------------      ------------------
Allowance for doubtful accounts              $   325,034          $   378,087              $   227,079
Related party accruals                            58,420               81,360                  103,094
Operating loss carryforwards                   2,993,578            2,754,874                2,935,363
Accumulated depreciation                        (279,548)            (210,762)                (135,374)
                                             -----------          -----------              -----------
                                             $ 3,097,483          $ 3,003,559              $ 3,130,162
                                             ===========          ===========              ===========

Valuation allowance                          $ 1,345,301          $ 1,951,377              $ 2,517,980
                                             ===========          ===========              ===========


The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:


                                                                1997                    1996                   1995
                                                          -----------------      ------------------     -------------------
Tax at federal statutory rate                                   $ (254,747)             $    13,038             $ (462,311)
Effect on rate of:
  Amortization of goodwill                                           67,528                  48,704                  15,708
  Non deductible expenses                                            12,068                  32,091                  21,107
  Life insurance premiums                                               815                   5,392                   3,044
  One-time realization of income from acquisition AR                 95,772                  27,378                 (45,096)
  Other                                                              19,110                      --
  Change in valuation allowance                                    (606,076)                566,603)                467,548
                                                          -----------------      ------------------     -------------------
                                                                $  (665,530)            $  (440,000)            $        --
                                                          =================      ==================     ===================

At September 30, 1997, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,


2000                 $    910,935
2001                    1,783,595
2002                    1,802,220
2003                      458,112
2005                      470,006
2006                       76,306
2010                    1,944,371
2012                      645,206
               ------------------
                      $ 8,090,751
               ==================

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

The Company has $7,800 and $8,450 of investment tax credit carryforwards which expire in 1999 and 2000, respectively.




5.       LONG-TERM DEBT

Long-term debt consists of the following at September 30:


                                                                                        1997                    1996
                                                                                 -----------------      ------------------
Line of Credit with a financial institution in the amount of $3,000,000 dated
December 9, 1996, bearing interest at a rate of prime plus 1% (prime rate is
8.5% as of September 30, 1997), secured by certain accounts receivable and inventory, and the personal guarantee of an
officer of the Company, renewable annually in December of each year.                $2,905,845       $               0

Note payable in the amount of $1,600,000 with monthly installments of $8,889 plus interest at prime plus 6% (prime rate is 8.5% as of September 30, 1997), through February 1, 2009 collateralized by certain accounts
receivable and leasehold interests and the guarantee of the P.A.                     1,208,889               1,315,556

Note payable to Companion Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of $4,546 (including 11%
interest) from April 1, 1995 to March 1, 2010,
collateralized by certain accounts receivable                                          368,624                 381,832

Note payable to a financial institution in the amount of $280,000, dated March
11, 1997, with monthly installments (including interest at a variable rate of prime plus 1%) (prime rate is 8.5% as of September 30, 1997) of $3,100 from
April 1997 to February 2002, with a final payment of all remaining principal and accrued interest due in March 2002,
collateralized by a mortgage on one of the Company's medical facilities.               274,715                       0

Note payable to a financial institution in the amount of $194,782, payable in monthly installments of interest only at a rate of 9.25%, maturing on January 1,
2005, personally guaranteed by three physician employees of
the P.A.                                                                               194,782                       0

Note payable in the amount of $250,000 with monthly installments of $1,389 plus interest at prime plus 2% (prime rate is 8.5% as of September
30, 1997), through February 1, 2009 collateralized by a condominium                    188,889                 205,556

Note payable to a financial institution in the amount of $99,209, payable in monthly installments of interest only at a rate of 9%, maturing on May
1, 2002, personally guaranteed by three physician employees of the P.A.                 99,209                       0

Note payable in the amount of $240,000 dated March 1, 1996, with monthly installments of $11,075 (including 10% interest) from April 1, 1996 to March 1,
1998, collateralized by a security agreement executed
by UCI-SC and the P.A.                                                                  54,016                 174,866

Note payable in the amount of $43,500 dated September 1, 1997, with monthly installments (including 8% interest) of $1,500, payable from
January 1998 to September 2000.                                                         43,500                       0

Notes payable in monthly installments over three to four years at interest
rates ranging from 3.9% to 10.5%, collateralized by related vehicles                    18,508                  39,662






5.       Long-Term Debt (Continued)


                                                                                      1997                    1996
                                                                                -----------------      ------------------
Note payable in the amount of $725,000 dated March 22, 1996, bearing interest at a rate of prime plus 1.5% (prime rate is 8.5% as of September
30, 1997), due October 23, 1996, collateralized by a personal investment                     0                 725,000
of an officer of the Company

Note payable in the amount of $150,000 dated August 15, 1996, bearing interest at a rate of prime plus 1.5% (prime rate is 8.5% at September 30,
1997), due October 23, 1996, collateralized by a personal investment of                      0                 150,000
an officer of the Company

Advance payable to Blue Cross Blue Shield of SC (a shareholder) in the
amount of $600,000 dated September 24, 1996, bearing no interest.                            0                 600,000
                                                                             -----------------      ------------------

     Subtotal                                                                        5,356,977               3,592,472

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                       286,073                       0

Note payable to a physician employee of the P.A. in the amount of
$294,000 with monthly installments (including 8.5% interest) of $6,032
from August 1997 to August 2002.                                                       286,073                       0

Note payable to a physician employee of the P.A. in the amount of $43,000, with monthly principal payments of $4,000 from October 1997 to January 1998 and
$3,000 from February 1998 to October 1998, plus
interest at 8%.                                                                         39,000                       0

Note payable to a physician employee of the P.A. in the amount of
$80,000 with monthly installments (including 8.25% interest) of $3,174
from October 1996 to October 1998.                                                      36,438                       0

Note payable to a physician employee of the P.A. in the amount of
$12,000 with monthly installments (including 8.5% interest) of $246
from August 1997 to August 2002.                                                        11,676                       0

Note payable to a physician employee of the P.A. in the amount of $350,000 with monthly installments (including 9% interest) of $25,000 from July 15, 1995 to
September 15, 1995, and $12,842 from October
15, 1995 to September 15, 1997.                                                              0                 135,078
                                                                             -----------------      ------------------

     Subtotal - payable to employees                                                   659,260                 135,078
                                                                             -----------------      ------------------

Capitalized lease obligations                                                        1,920,725               1,617,400
Other                                                                                    1,832                  28,283
                                                                             -----------------      ------------------
                                                                                     7,938,794               5,373,233
Less, current portion                                                                 -840,879                -795,652
Less, current portion payable to employees                                            -177,445                -118,097
                                                                             -----------------      ------------------
                                                                                  $  6,920,470            $  4,459,484
                                                                             =================      ==================

Aggregate maturities of notes payable and capital leases in each of the five years 1998 through 2002 are as follows:


                                          NOTES                CAPITAL
Year ending September 30:                PAYABLE                LEASES                  TOTAL
                                    -----------------     ------------------      -----------------
     1998                               $     402,144        $       616,180          $   1,018,324
     1999                                   3,188,388                589,373              3,777,761
     2000                                     292,597                390,557                683,154
     2001                                     284,319                228,674                512,993
     2002                                     598,929                 95,941                694,870
Thereafter                                  1,251,692                      0              1,251,692
                                    -----------------     ------------------      -----------------
                                         $  6,018,069          $   1,920,725           $  7,938,794
                                    =================     ==================      =================


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

Please refer to Note 7, "Stockholders' Equity" for activity information regarding these four stock option plans.
                                       42

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

                                                                                1996 NON-    1996 NON-     1997 NON-    1997 NON-
                                     1984       1984       1994       1994      EMPLOYEE      EMPLOYEE     EMPLOYEE      EMPLOYEE
       STOCK OPTIONS                 PLAN       PLAN       PLAN       PLAN        PLAN          PLAN         PLAN          PLAN
----------------------------      ----------- --------- ----------- --------- ------------- ------------ ------------- ------------
Outstanding at 10/01/94                20,600                     0
   Granted FY 94/95                         0               242,000
   Exercised FY 94/95                       0                     0
   Forfeited FY 94/95                  (5,100)                    0
                                  -----------           -----------           -------------              -------------
Outstanding at 09/30/95                15,500               242,000
                                  -----------           -----------           -------------              -------------

   Exercisable at 09/30/95             15,500                     0
                                  -----------           -----------           -------------              -------------
   Weighted average fair value
    of options granted during
    fiscal year 94/95 for
   options whose exercise price:
         (1)  equals fair value                     N/A                2.9318                        N/A                        N/A
         (2)  exceeds fair value                    N/A                2.8750                        N/A                        N/A

   Granted FY 95/96                         0               140,500                  10,000
   Exercised FY 95/96                  (2,300)                    0                       0
   Forfeited FY 95/96                    (400)              (23,000)                      0
                                  -----------           -----------           -------------              -------------
Outstanding at 09/30/96                12,800               359,500                  10,000
                                  -----------           -----------           -------------              -------------

   Exercisable at 09/30/96             12,800                73,000                       0
                                  -----------           -----------           -------------              -------------
   Weighted average fair value
   of options granted during
   fiscal year 95/96 for
   options whose exercise price:
         (1)  equals fair value                     N/A                3.5395                     3.5000                        N/A
         (2)  exceeds fair value                    N/A                4.0000                        N/A                        N/A

   Granted FY 96/97                         0               445,500                       0                     20,000
   Exercised FY 96/97                       0                     0                       0                          0
   Forfeited FY 96/97                       0               (55,000)                      0                          0
Outstanding at 09/30/97                12,800               750,000                  10,000                     20,000
                                  -----------           -----------           -------------              -------------

   Exercisable at 09/30/97             12,800               164,500                       0                          0
                                  -----------           -----------           -------------              -------------
   Weighted average fair
    value of options granted
   during fiscal year 96/97 for
   options whose exercise  price:
        (1)   equals fair value                     N/A                2.1608                        N/A                     2.5000
        (2)   exceeds fair value                    N/A                2.6250                        N/A                        N/A



The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                                                       1996                     1997
          WEIGHTED AVERAGE                                                         NON-EMPLOYEE             NON-EMPLOYEE
           EXERCISE PRICE                   1984 PLAN          1994 PLAN               PLAN                     PLAN
------------------------------------     ---------------     --------------     -------------------      -------------------

Outstanding at 10/01/94                              .25                  0
   Granted FY 94/95                                    0             2.9941
   Exercised FY 94/95                                  0                  0
   Forfeited FY 94/95                                .25                  0
                                         ---------------     --------------     -------------------      -------------------
Outstanding at 09/30/95                              .25             2.9941
                                         ---------------     --------------     -------------------      -------------------

   Exercisable at 09/30/95                           .25                  0
                                         ---------------     --------------     -------------------      -------------------

   Granted FY 95/96                                    0             3.7055                    3.50
   Exercised FY 95/96                                .25                  0                       0
   Forfeited FY 95/96                                .25             2.8750                       0
                                         ---------------     --------------     -------------------      -------------------
Outstanding at 09/30/96                              .25             3.2797                    3.50
                                         ---------------     --------------     -------------------      -------------------

   Exercisable at 09/30/96                           .25             3.0066                       0
                                         ---------------     --------------     -------------------      -------------------

   Granted FY 96/97                                    0             2.1934                       0                     2.50
   Exercised FY 96/97                                  0                  0                       0                        0
   Forfeited FY 96/97                                  0             3.3409                       0                        0
                                         ---------------     --------------     -------------------      -------------------
Outstanding at 09/30/97                              .25             2.6320                    3.50                     2.50
                                         ---------------     --------------     -------------------      -------------------

   Exercisable at 09/30/97                           .25             3.1591                       0                        0
                                         ---------------     --------------     -------------------      -------------------



The following table summarizes options outstanding and exercisable by price range as of September 30, 1997:




                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          ---------------------------------------------------      -------------------------------

                                                   WEIGHTED-
                                                    AVERAGE            WEIGHTED                               WEIGHTED
                                                   REMAINING            AVERAGE                                AVERAGE
                                                  CONTRACTUAL          EXERCISE                               EXERCISE
  RANGE OF PRICE            OUTSTANDING               LIFE               PRICE            EXERCISABLE           PRICE
-------------------       ----------------      ----------------     -------------      ---------------     -------------

$0.00 to $ .99                      12,800         5.25 years                  .25               12,800               .25
$1.00 to $1.99                     210,825         9.67                     1.9375                    0               N/A
$2.00 to $2.99                     388,675         7.06                      2.583               87,667             2.875
$3.00 to $3.99                     137,500         6.81                      3.364               62,500             3.301
$4.00 to $4.99                      43,000         4.68                      4.279               14,333             4.279
                          ----------------                                              ---------------
                                   792,800                                                      177,300
                          ================                                              ===============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock
                                       44
option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.



                                                    FISCAL YEAR ENDED SEPTEMBER 30
                                                ---------------------------------------

                                                      1997                    1996
                                                -----------------      -------------------

Net income - as reported                                 (83,726)                  466,079
Net income - pro forma                                  (171,232)                  455,188
Earnings per share - as reported                            (.02)                      .11
Earnings per share - pro forma                              (.03)                      .11
Weighted average number of shares                       5,005,081                4,294,137



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Expected Dividend Yield                                          0
Expected Stock Price Volatility                              35.77%
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



                                        Number of             Exercise                Date               Expiration
                                        Warrants               Price              Exercisable               Date
                                     ---------------      ----------------      ----------------      ----------------
Outstanding at 09/30/96                            0
Activity during FY 96/97:
     Issued at $1.9375                        30,000                1.9375          06/18/97              06/18/02
     Issued at $3.125                        137,500                3.1250          10/09/96              09/16/99
     Issued at $5.00                         137,500                5.0000          10/09/96              09/16/99
     Exercised                                     0
     Expired                                       0
                                     ---------------
Outstanding at 09/30/97                      305,000
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

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1997, are as follows:


                                           OPERATING
                                             LEASES
                                       ------------------
Year ending September 30:
  1998                                     $    1,848,037
  1999                                          1,836,627
  2000                                          1,697,263
  2001                                          1,605,596
  2002                                          1,289,692
   Thereafter                                   7,685,245
                                       ------------------
Total minimum lease payments                $  15,962,460
                                       ==================

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

Other  Transactions with Related Parties

The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

       DATE                                    NUMBER                PRICE                TOTAL
     PURCHASED              ENTITY            OF SHARES            PER SHARE         PURCHASE PRICE
-------------------      ------------      ---------------       -------------     -------------------
     12/10/93                CHC                   333,333           1.50                $     500,000
     06/08/94                CHC                   333,333           3.00                $   1,000,000
     01/16/95                CHC                   470,588           2.13                $   1,000,000
     05/24/95                CHC                   117,647           2.13                $     250,000
     11/03/95                CHC                   218,180           2.75                $     599,995
     12/15/95                CHC                   218,180           2.75                $     599,995
     03/01/96                CHC                   109,091           2.75                $     300,000
     06/04/96                CP&C                  218,181           2.75                $     599,998
     06/23/97                CP&C                  400,000           1.50                $     600,000

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

Supplemental Non-Cash Operating Activities

In July 1995, the Company paid for certain corporate expenses through an issuance of 6,000 shares of common stock of the Company in the amount of $16,500, of which $4,125 was expensed in fiscal 1995 and the remainder was expensed in fiscal 1996.
                                       48

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

In September 1997, the Company acquired certain assets of a medical practice in Summerville, South Carolina for $100,000 by paying $7,000 at closing, financing $43,000 with the seller and issuing 19,513 shares of the common stock of the Company.
                                       49

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

On December 11, 1997, the Company renewed its long-term debt agreement with Carolina First Bank for a $3,000,000 line of credit, bearing interest at an annual rate of prime plus one (1%) percent (prime rate is 8.5% at September 30,
1997). This line of credit balance at September 30, 1997 is classified as long-term on the accompanying balance sheet.
                                       50

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


                                         UCI MEDICAL AFFILIATES, INC.
                                                 EXHIBIT INDEX



                                                                                              PAGE NUMBER OR
    EXHIBIT                                                                                  INCORPORATION BY
     NUMBER                                 DESCRIPTION                                        REFERENCE TO
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

                      Note Payable dated February 28, 1995 between UCI- SC, as
                      payor, and Companion Property and Casualty
      10.8            Insurance Company, as payee                                                   66




                                                                                              PAGE NUMBER OR
    EXHIBIT                                                                                  INCORPORATION BY
     NUMBER                                 DESCRIPTION                                        REFERENCE TO
----------------      -------------------------------------------------------      -------------------------------------
      10.9            Revolving Line of Credit dated November 11, 1996                              69
                      between Carolina First Bank and UCI

     10.10            Stock Option Agreement dated March 20, 1996                                   75
                      between UCI and Harold H. Adams, Jr.

     10.11            Stock Option Agreement dated March 20, 1996                                   78
                      between UCI and Russell J. Froneberger

     10.12            Stock Option Agreement dated March 27, 1997                                   81
                      between UCI and Charles P. Cannon

     10.13            Stock Option Agreement dated March 27, 1997                                   84
                      between UCI and Thomas G. Faulds

     10.14            Stock Option Agreement dated March 27, 1997                                   87
                      between UCI and Ashby Jordan, M.D.

     10.15            Stock Option Agreement dated March 27, 1997                                   90
                      between UCI and Charles M. Potok

     10.16            UCI Medical Affiliates, Inc. 1994 Incentive Stock            Exhibit 10.9 on the Form 10-KSB
                      Option Plan                                                  filed for fiscal year 1995

     10.17            Consulting Agreement dated December 10, 1996                                  93
                      between UCI and Global Consulting, Inc.

     10.21            Administrative Services Agreement dated August 11,                            97
                      1998 between UCI Medical Affiliates of South
                      Carolina, Inc. and Doctor's Care, P.A.

       21             Subsidiaries of the Registrant                               Exhibit 21 on the Form 10-QSB
                                                                                   filed for period ending December
                                                                                   31, 1997

       27             Financial Data Schedule                                      Filed separately as Article Type 5
                                                                                   via Edgar

                                       53