Form 10QSB/A
period 1998-06-30
UCI MEDICAL AFFILIATES INC
filed 1998-10-13
CIK 737561

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

1901    Main  Street,   Suite  1200,  Mail  Code  1105,Columbia,   SC  29201
(Address  of  principal executive offices)

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


    7,299,245 shares of $.05 common stock outstanding at October 9, 1998


Transitional Small Business Disclosure Format (check one): ( )Yes ( X )


                                                    No

                                       UCI MEDICAL AFFILIATES, INC.

                                                   INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - June 30, 1998
                           and September 30, 1997                                                        3

                           Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 1998 and June 30, 1997                        4

                           Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 1998 and June 30, 1997                                        5

                           Notes to Consolidated Financial Statements                               6 -  7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                      8 - 12


PART II           OTHER INFORMATION

                  Items 1-6                                                                         13-14


SIGNATURES                                                                                             16

                                       UCI Medical Affiliates, Inc.

                                        Consolidated Balance Sheets

                                                                 June 30, 1998            September 30, 1997
                                                                 --------------------     -----------------------
                                                                     (unaudited)                (audited)
Assets
Current assets
   Cash and cash equivalents                                     $            0         $         14,676
   Accounts receivable, less allowance for doubtful accounts
       of $1,544,495 and $878,469                                     10,100,755                5,943,884
   Inventory                                                               666,725                 502,888
   Deferred taxes                                                          334,945                 334,945
   Prepaid expenses and other current assets                            1,053,252                  579,217
                                                                 --------------------
Total current assets                                                  12,155,677          ----------------------
                                                                                                7,375,610

Property and equipment, less accumulated depreciation of
   $3,482,625 and $2,724,222                                            5,062,550               4,002,699
Deferred taxes                                                          1,417,237               1,417,237
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,223,877 and
   $1,664,739                                                        14,763,872                 7,801,607
Other assets                                                              263,501                  266,379
                                                                 --------------------     -----------------------
Total Assets                                                     $  33,662,837            $  20,863,532
                                                                 ====================     =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                             $   2,276,193            $       840,879
   Current portion of long-term debt payable to employees                205,544                   177,445
   Accounts payable                                                   3,879,941                 2,039,506
   Accrued salaries and payroll taxes                                 1,709,795                    959,068
   Other accrued liabilities                                             468,577                   437,667
                                                                 --------------------     -----------------------
Total current liabilities                                             8,540,050                 4,454,565


Stock issuance pending                                                6,890,815                               0


Long-term debt, net of current portion                                7,545,140                 6,438,655
Long-term debt payable to employees, net of current portion              550,653                   481,815
                                                                 --------------------     -----------------------
                                                                 --------------------     -----------------------


Total Liabilities                                                   23,526,658                11,375,035


                                                                 --------------------     -----------------------

Commitments and contingencies                                                                                 0
                                                                 0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                                            0
                                                                 0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000


      Issued and outstanding- 7,299,245 and 5,744,965 shares
                                                                         364,962                   287,248
   Paid-in capital                                                  17,365,891                15,435,535






   Accumulated deficit                                               (7,594,674)               (6,234,286)
                                                                 --------------------     -----------------------


Total Stockholders' Equity                                          10,136,179                  9,488,497


                                                                 --------------------     -----------------------
Total Liabilities and Stockholders' Equity                       $ 33,662,837             $  20,863,532
                                                                 ====================     =======================
                              See Notes to Consolidated Financial Statements.

                                       UCI Medical Affiliates, Inc.

                                   Consolidated Statements of Operations
                                                (unaudited)

                                                        Three Months Ended June 30,               Nine Months Ended June 30,
                                                    ------------------------------------     -------------------------------------
                                                         1998                1997                  1998                1997
                                                    ---------------     ----------------     -----------------    ----------------

Revenues                                            $9,932,868          $7,097,114           $  26,625,431        $20,299,676
Operating costs                                       9,436,121           6,600,665              25,748,944         18,876,302
                                                    ---------------     ----------------     -----------------    ----------------
Operating margin                                         496,747             496,449                  876,487         1,423,374

General and administrative expenses                        20,729              37,978                                    127,881
                                                                                             66,817
Depreciation and amortization                            521,837             306,055               1,349,851             892,372
                                                    ---------------     ----------------     -----------------    ----------------
Income (loss) from operations                            (45,819)            152,416                (540,181)            403,121

Other income (expense)
   Interest expense, net of interest income            (290,904)           (214,392)               (846,864)            (570,951)
   Gain (loss) on disposal of equipment                    27,654             14,028                  27,215
                                                                                                                  8,809
                                                    ---------------     ----------------     -----------------    ----------------
Other income (expense)                                 (263,250)           (200,364)              (819,649)             (562,142)

Income (loss) before benefit (provision )for
   income taxes                                        (309,069)             (47,948)          (1,359,830)              (159,021)
Benefit (provision )for income taxes                                         166,383                                     499,148
                                                    0                                        (558)
                                                    ---------------     ----------------     -----------------    ----------------

Net income (loss)                                   $(309,069)          $   118,435          $(1,360,388)         $     340,127
                                                                        ================     =================    ================
                                                    ===============


Basic earnings (loss) per share                     $        (.05)      $           .02      $          (.22)     $
                                                                                                                  .07


                                                    ===============     ================     =================    ================


Basic weighted average common shares
  outstanding                                        6,745,399            4,842,968            6,290,844             4,819,526


                                                    ===============     ================     =================    ================


Diluted earnings (loss) per share                   $        (.05)      $           .02      $         (.22)      $           .07


                                                    ===============     ================     =================    ================


Diluted weighted average common shares
  outstanding                                        6,756,273            4,842,968           6,309,164             4,831,074


                                                    ===============     ================     =================    ================

                              See Notes to Consolidated Financial Statements.

                                       UCI Medical Affiliates, Inc.

                                   Consolidated Statements of Cash Flows

                                                (unaudited)

                                                                      Nine Months Ended June 30,
                                                                ----------------------------------------
                                                                      1998                  1997
                                                                ------------------    ------------------
Operating activities:
Net income (loss)                                               $ (1,360,388)         $     340,127
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                              (27,215)               (8,809)
      Provision for losses on accounts receivable                      897,237              522,601
      Depreciation and amortization                                 1,349,851               892,372
      Deferred taxes                                                                       (525,000)
                                                                0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                     (2,835,232)           (2,078,914)
   (Increase) decrease in inventories                                (163,837)                27,970
   (Increase) decrease in prepaid expenses and other
      current assets                                                 (433,935)                (4,252)
   Increase (decrease) in accounts payable and accrued
      expenses                                                      2,616,031             (125,737)
                                                                                      ------------------
                                                                ------------------

Cash provided by (used in) operating activities                          42,512           (959,642)
                                                                ------------------    ------------------

Investing activities:
Purchases of property and equipment                                   (731,285)           (478,274)
Disposals of property and equipment                                        1,500
                                                                                      0
Acquisitions of goodwill                                              (933,554)             (26,551)
 (Increase) decrease in other assets                                        2,878              8,511
                                                                                      ------------------
                                                                ------------------

Cash provided by (used in) investing activities                     (1,660,461)           (496,314)
                                                                ------------------    ------------------

Financing activities:
Issuance of common stock, net of redemptions & expense               1,103,700              600,000
Net borrowings (payments) under line-of-credit agreement               (570,632)         1,877,260
Increase in long-term debt                                           2,088,523              280,000
Payments on long-term debt                                          (1,018,318)         (1,419,450)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                      1,603,273           1,337,810
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                        (14,676)          (118,146)
Cash and cash equivalents at beginning of period                          14,676           237,684
                                                                ------------------    ------------------
                                                                ------------------

Cash and cash equivalents at end of period                      $                     $   119,538
                                                                0
                                                                ==================    ==================

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


Under EITF 97-2, the Company is consolidating the results of the affiliated medical practices of the MHC-PCs acquired by the UCI-PCs in the Acquisition with those of the Company. Such consolidation is required under EITF 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the UCI-PCs. In each case, the nominee (and sole) shareholder of the UCI-PC has entered into an agreement with UCI-GA which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under each agreement, UCI-GA, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to either UCI-GA or the UCI-PC resulting from such change.


EARNINGS PER SHARE


The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128. Note that the 2,901,396 shares to be issued as described below have not been included in the earnings per share calculation.


STOCKHOLDERS EQUITY


UCI of GA acquired substantially all the assets of MainStreet Healthcare Corporation ("MHC") effective for accounting purposes as of May 1, 1998 (the "Acquisition"). The closing of the Acquisition was completed on May 13, 1998. As partial consideration for the Acquisition, the Company delivered to MHC at the closing of the Acquisition a Conditional Delivery Agreement (the "Conditional Delivery Agreement") by and between the Company, UCI of GA and MHC which requires the Company to issue to MHC 2,901,396 shares of the common stock of the Company after the approval of such issuance by the shareholders of the Company. The Conditional Delivery Agreement states that in the event the shareholders of the Company fail to approve the issuance of such shares to MHC, the Acquisition shall be unwound, and the assets shall be returned to MHC. However, holders of an aggregate of 54% of the issued and outstanding shares of the Company's common stock as of the date of this filing have executed and delivered separate agreements with MHC to vote their shares at the Annual Meeting in favor of the issuance of such stock to MHC. Upon the vote of such shareholders as indicated, the proposals relating to the Acquisition are assured to be approved, regardless of the votes that may be cast by any other holders of common stock entitled to vote. The Acquisition has already been approved by the shareholders of MHC. The Company is, therefore, of the opinion that it is a remote possibility that the Acquisition will be required to be unwound as contemplated in the Conditional Delivery Agreement. These shares, however, have not been included on the balance sheet as issued and outstanding.

UCI of GA treated the Acquisition as a purchase for accounting  purposes per APB
16. Total consideration in the transaction consisted of 2,901,396 of the common stock of the Company, a cash payment of $450,010 and a note payable of $800,000 bearing interest per annum at 10.5%, due October 1, 1998. The excess purchase price over the fair value of assets is being amortized using the straight-line method over 15 years.

The following unaudited proforma consolidated statements of operations give effect to the Acquisition as though it had occurred at the beginning of each period presented.


              Summary Pro Forma Combined                     Nine Months Ended          Fiscal Year Ended
             Statement of Operations Data                      June 30, 1998            September 30, 1997
-------------------------------------------------------    -----------------------    -----------------------

Revenues                                                           $   30,374,871             $   33,933,214

Income (loss) from operations                                         (1,445,533)                (2,302,180)

Net income (loss)                                                     (2,539,881)                (2,845,301)








Net income (loss) per common and common equivalent
share (basic)                                                              (0.37)                     (0.30)

Weighted average common shares and common share
equivalents outstanding                                                 6,939,141                  9,406,477



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


Accounts receivable increased 70% during the period. An increase of approximately 30% is reflective of the addition of centers and the overall growth in patient visits to existing centers. The remaining increase was the result of the accounts receivable purchase from MainStreet. Management anticipates that cash flow from the collection of the purchased accounts receivable will enhance future periods.


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





Date:  October 13, 1998