Form 10KSB
period 1998-09-30
UCI MEDICAL AFFILIATES INC
filed 1999-01-14
CIK 737561

FORM 10-KSB
                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
(MARK ONE)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________

COMMISSION FILE NUMBER:  0-13265

                          UCI MEDICAL AFFILIATES, INC.
                 (Name of Small Business Issuer in its charter)

                           Delaware                                                  59-2225346
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

1901 Main Street, Suite 1200, Mail Code 1105, Columbia, SC                             29201
--------------------------------------------------------------         ------------------------------------
        (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code                                 (803) 252-3661
                                                                       ------------------------------------
Securities registered pursuant to Section 12(b) of the Act:                             None
                                                                       ------------------------------------
Securities registered pursuant to Section 12(g) of the Act:             Common Stock, $.05 par value
                                                                       ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The registrant's revenue for the year ended September 30, 1998, the registrant's most recent year end, was $37,566,037.

The aggregate market value of voting stock held by nonaffiliates of the registrant on January 11, 1999, is approximately $2,525,800.*

The number of shares outstanding of the registrant's common stock, $.05 par value, was 7,256,415 at December 31, 1998.

Transitional Small Business Disclosure Format (check one):  Yes ( )    No  (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be furnished in connection with its Annual Meeting of Stockholders to be held February 24, 1999 are incorporated by reference into Part III of this Form 10-KSB.


* Calculated by excluding all shares held by officers, directors and controlling shareholder of registrant without conceding that all such persons are Affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-KSB

        PART I                                                                                               PAGE
                                                                                                             -----
Item 1. Description of Business..................................................................................3

Item 2. Description of Property.................................................................................11

Item 3. Legal Proceedings.......................................................................................11

Item 4. Submission of Matters to a Vote of Security Holders.....................................................11


        PART II

Item 5. Market for Common Equity and Related Stockholder Matters................................................12

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations...................13

Item 7. Financial Statements....................................................................................23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................23


        PART III

Item 9. Directors,  Executive  Officers,  Promoters and Control  Persons;  Compliance with Section 16(a) of the
        Exchange Act............................................................................................25

Item 10. Executive Compensation.................................................................................25

Item 11.Security Ownership of Certain Beneficial Owners and Management .........................................25

Item 12. Certain Relationships and Related Transactions ........................................................25

Item 13. Exhibits and Reports on Form 8-K.......................................................................25

                                              PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 41 freestanding medical centers (the "Centers") located throughout South Carolina, Georgia and Tennessee (29 operating as Doctor's Care in South Carolina, five as Doctor's Care in Georgia, two as Doctor's Care in Tennessee, one as Doctor's Orthopedic Group in South Carolina, and four as Progressive Physical Therapy Services in South Carolina).

Organizational Structure

Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of Doctor's Care, P.A., Doctor's Care of Georgia, P.C. or Doctor's Care of Tennessee, P.C. (collectively the "P.A.'s," and together with UCI, UCI-SC and UCI-GA, the "Company"), each of which has contracted with UCI-SC or UCI-GA, as applicable, to be the sole provider of all non-medical direction and supervision of the Centers operating in its respective state of organization. Each P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI, UCI-SC nor UCI-GA employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services.

UCI-SC and UCI-GA have entered into Administrative Services Agreements with the P.A.'s pursuant to which UCI-SC and UCI-GA perform all non-medical management of the P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures, and staffing) to bill third party payors or patients, and provide all of the resources (systems, procedures, and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries, operating costs of the centers and operating costs of UCI-SC and UCI-GA. Compensation guidelines for the licensed medical professionals at the P.A.'s are set by UCI-SC and UCI-GA, and UCI-SC and UCI-GA establish guidelines for establishing, selecting, hiring and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors, with the P.A.'s executing certain of the contracts at the request of a minority of payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

The P.A. and UCI-SC share a common management team, and the Georgia and Tennessee P.A.'s and UCI-GA share a common management team. In each case, the same individuals serve as President, Medical Director and as Chief Financial Officer of each entity. The sole shareholder and President of the South Carolina P.A. is M.F. McFarland, III, M.D., the President and Chief Executive Officer of UCI, UCI-SC and UCI-GA. The sole shareholder of the Georgia and Tennessee P.A.'s is D. Michael Stout, M.D., the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA.

UCI-SC and UCI-GA believe that the services they provide to the P.A.'s do not constitute the practice of medicine under applicable laws. Nevertheless, because of the uniqueness of the structure of the relationships described above, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's business by the courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or future expansion.

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

The Company's Centers are broadly distributed throughout the state of South Carolina, Georgia and Tennessee. There are seventeen primary care Centers in the Columbia region (including the one orthopedic and four physical therapy offices), five in the Charleston region, four in the Myrtle Beach region, two in the Aiken region, six in the Greenville-Spartanburg region, five in Georgia and two in Tennessee.

The Company may consider further introduction of its medical model into neighboring states as management believes that the same conditions that led to the Company's growth to date exist in other states. Although management believes that expansion into neighboring states is possible, there can be no assurance that expansion into other states would be successful.

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

The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation and other private insurance). Managed care billings represent the most significant source of revenues. The Company also provides services for members of the four largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HealthSource South Carolina, Inc., Physician's Health Plan, and Maxicare.

The following table breaks out the Company's approximate revenue and patient visits by revenue source for fiscal year 1998:


                                 PERCENT OF            PERCENT OF
          PAYOR                PATIENT VISITS           REVENUE
--------------------------     ----------------      ---------------



Patient Pay                          20%                  18%

Employer Paid                        13%                   9%

HMO                                  13%                  12%

Workers Compensation                 10%                  14%

Medicare/Medicaid                    11%                   7%

Managed Care Insurance               27%                  30%

Other (Commercial Indemnity,
Champus, etc.)                        6%                  10%

In accordance with the Administrative Services Agreements described above, UCI-SC and UCI-GA, as the agents for the P.A.'s, process all billings and capitation payments for the P.A.'s. When the billings and capitation payments for the P.A.'s are received, they are deposited in accounts owned by each P.A. and are automatically transferred to lockbox accounts owned by UCI-SC and UCI-GA. In no event are the physicians entitled to receive such billings and capitation payments. The patient mix in no way affects the Company's management service fees per the Administrative Services Agreements.

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

As a result of escalating health care costs, employers, insurers and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment or a discounted fee-for-service schedule, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like the Company to administer medical care to HMO members. These contracts provide for payment to the Company on either a discounted fee-for-service basis or through capitation payments based on the number of members covered, regardless of the amount of necessary medical care required within the covered benefit period.

The Company negotiates contracts with two HMOs for the P.A.s' physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. Note that the Company is only capitated for and obligated to provide the primary care services for the patient. The Company is not at risk for specialty care or hospital services. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 4% of the Company's net revenues in fiscal year 1998.

To the extent that enrollees require more care than is anticipated, aggregate capitation payments may be insufficient to cover the costs associated with the treatment of enrollees. Neither of the contracts currently in place at the Company has been determined to be insufficient to cover related costs of treatment. Higher capitation rates are typically received for senior patients because their medical needs are generally greater and consequently the cost of covered care is higher.

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

Government Regulation

As participants in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels.

LIMITATIONS ON THE CORPORATE PRACTICE OF MEDICINE

Federal law and the laws of many states, including Georgia, South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the UCI Centers are provided by or under the supervision of the PA's pursuant to contracts with the Company's wholly-owned subsidiaries. The PA's are organized so that all physician services are offered by the physicians who are employed by the PA's. None of UCI, UCI-SC or UCI-GA employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care or represents to the public that it offers medical services.

As described above, UCI-SC has entered into an Administrative Services Agreement with Doctor's Care, P.A. and UCI-GA has entered into a similar Administrative Services Agreements with each of the PA's operating in Georgia and Tennessee pursuant to which UCI-SC and UCI-GA, as applicable, perform all non-medical management of the applicable PA's and have exclusive authority over all aspects of the business of the PA's (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item
1. Description of Business - Organizational Structure.)

Because of the unique structure of the relationships existing between UCI-SC, UCI-GA and the PA's, many aspects of UCI's business operations have not been the subject of state or federal regulatory interpretation. There can be no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by the Company will not result in a determination that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict the existing operations or proposed expansion of the Company's business.

THIRD PARTY REIMBURSEMENTS

Approximately seven percent (7%) of the revenues of the Company is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities.

FEDERAL ANTI-KICKBACK AND SELF-REFERRAL LAWS

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Although the Company believes that it is not in violation of the Anti-kickback Statute or similar state statutes, its operations do not fit within any of the existing or proposed federal safe harbors.

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

Significant prohibitions against physician referrals were enacted by the U.S. Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician or a member of his immediate family is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While the Company believes it is currently in compliance with such legislation, future regulations could require the Company to modify the form of its relationships with physician groups.

STATE ANTI-KICKBACK AND SELF-REFERRAL LAWS

Some states have also enacted similar self-referral laws, and the Company believes it is likely that more states will follow. The Company believes that its practices fit within exemptions contained in such laws. Nevertheless, expansion of the operations of the Company to certain additional jurisdictions may require structural and organizational modifications of the Company's relationships with physician groups to comply with new or revised state statutes. Such modifications could adversely affect the operations of the Company.

Through its wholly-owned subsidiaries, UCI-SC and UCI-GA, the Company provides management and administrative services to the UCI Centers in Georgia, South Carolina and Tennessee. Georgia, South Carolina and Tennessee have adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of the applicable state anti-kickback and self-referral laws.

GEORGIA

Georgia's "Patient Self-Referral Act of 1993" forbids a health care provider from referring a patient for the provision of designated health services to an entity in which the investor has an investment interest. Designated health services are defined as clinical laboratory services, physical therapy services, rehabilitation services, diagnostic imaging services, pharmaceutical services, durable medical equipment, home infusion therapy services (including related pharmaceuticals and equipment), home health care services, and outpatient surgical services. Under the Company's current operations, the Company does not believe it is an entity providing designated health services for purposes of Georgia's Patient Self-Referral Act. Further, the Company believes that the Georgia Patient Self-Referral Act does not prohibit referrals for designated health services by providers employed by the PA in Georgia, including referrals to physical therapy centers, because the health care providers that refer patients for designated health services are not investors in the Centers except the sole physician shareholder of the PA in Georgia. The Company believes that referrals by the sole physician shareholder of the PA are not within the definition of referrals and would not be prohibited under Georgia law.

Georgia's Patient Self-Referral Act also prohibits the payment of any consideration which is intended to compensate a person for a referral. This prohibition applies to all payors. The Company believes that all payments between the Company and the Centers are reasonable compensation for services rendered and are not intended as compensation for referrals.

 SOUTH CAROLINA

South Carolina's Provider Self-Referral Act of 1993 generally provides that a health care provider may not refer a patient for the provision of any designated health service to an entity in which the health care provider is an investor or has an investment interest. Under the Company's current operations, the Company does not believe it is an entity providing designated health services for purposes of the South Carolina Provider Self-Referral Act. The Centers provide all health care services to patients through employees of the PA. There are no provider investors in the PA that refer patients to the Centers for designated health care services. Accordingly, under South Carolina law, the Company believes that the provider self-referral prohibition would not apply to the Centers' or the Company's operations in South Carolina.

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

TENNESSEE

The Tennessee physician conflict of interest law provides that physicians are free to enter into lawful contractual relationships, including the acquisition of ownership interests in health facilities. The law further recognizes that these relationships can create potential conflicts of interests, which shall be addressed by the following: (a) the physician has a duty to disclose to the patient or referring colleagues such physician's ownership interest in the facility or therapy at the time of referral and prior to utilization; (b) the physician shall not exploit the patient in any way, as by inappropriate or unnecessary utilization; (c) the physician's activities shall be in strict conformity with the law; (d) the patient shall have free choice either to use the physician's proprietary facility or therapy or to seek the needed medical services elsewhere; and (e) when a physician's commercial interest conflict so greatly with the patient's interest as to be incompatible, the physician shall make alternative arrangements for the care of the patient.

Because the Company is not a provider of health services, the Company believes that Tennessee's conflict of interest/disclosure law does not apply to its current operations. Even if the Tennessee conflict of interest/disclosure law were to apply, the Company's internal quality assurance/utilization review programs will help identify any inappropriate utilization by a Center.

Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity which provides healthcare services. The Company believes that it does not fit within the definition of a "healthcare entity" because the Company is not a provider of healthcare services. The Centers provide all health care services to patients through employees of the PA. There are no provider investors in the PA that refer patients for designated health care services except the sole physician shareholder of the PA. The Company believes that referrals by the sole shareholder of the PA come within a statutory exception. Accordingly, under Tennessee law, the Company believes that the provider self-referral prohibition would not apply to the Centers' or the Company's operations in Tennessee.

Tennessee's anti-kickback provision prohibits a physician from making payments in exchange for the referral of a patient. In addition, under Tennessee law a physician may not split or divide fees with any person for referring a patient. The Tennessee Attorney General has issued opinions that determined that the fee-splitting prohibition applied to management services arrangements. The Tennessee fee-splitting prohibition contains an exception for reasonable compensation for goods or services. The Company believes that its payment arrangements with the Centers are reasonable compensation for services rendered and do not constitute payments for referrals or a fee-splitting arrangement.

ANTITRUST LAWS

Because each of the PA's is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company believes it is in compliance with such state and federal laws which may affect its development of integrated healthcare delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

HEALTHCARE REFORM

As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and in state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

REGULATION OF RISK ARRANGEMENTS AND PROVIDER NETWORKS

Federal and state laws regulate insurance companies, health maintenance organizations and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by the Company could possibly be characterized by some states as the business of insurance. The Company, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Under Georgia law, pursuant to regulations issued by the Georgia Insurance Commissioner in 1996, a provider sponsored health care corporation may obtain a certificate of authority to establish, maintain and operate one or more health plans to provide service to enrollees if the corporation has an initial net worth of one million dollars and meets certain filing and administrative requirements. The Company believes that the acceptance of capitated payments by the Centers under managed care agreements with payors does not constitute the operation of a health plan that would require the Company to obtain a certificate of authority under Georgia law. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. South Carolina, Georgia and Tennessee do not currently regulate the establishment or operation of networks of healthcare providers except where such entities provide utilization review services through private review agents. There can be no assurance that regulators of the states in which the Company may operate would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that it is in compliance with these laws in the states in which it currently does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in Georgia, South Carolina, Tennessee or the states in which the Company may expand in the future will not require licensure of the Company's operations as an insurer or provider network or a restructuring of some or all of the Company's operations. In the event the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Employees

As of September 30, 1998, the Company had 612 employees (472 on a full-time equivalent basis). This includes 115 medical providers employed by the P.A.'s.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 1 (Description of Business) and in PART II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-KSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One Center is leased from an entity affiliated with the Company's Chairman. Six Centers are leased from Companion HealthCare Corporation and one Center is leased from Companion Property and Casualty Insurance Company, principal shareholders of the Company. Ten of the Centers are leased from physician employees of the P.A.'s.

The Company's Centers are broadly distributed throughout the states of South Carolina, Georgia and Tennessee. There are 17 primary care Centers in the Columbia, South Carolina region (including the one orthopedic and four physical therapy offices), five in the Charleston, South Carolina region, four in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region, six in the Greenville - Spartanburg, South Carolina region, five in the Atlanta, Georgia region and two in the Knoxville, Tennessee region. The Company's corporate offices are located in downtown Columbia, South Carolina in 13,000 square feet of leased space. The Centers are all in free-standing buildings in good repair.

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

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until October 19, 1998, the Common Stock was traded on the NASDAQ SmallCap Market under the symbol UCIA. On October 20, 1998, the Common Stock was delisted for trading on the NASDAQ SmallCap Market as a consequence of the Company's failure to meet certain quantitative requirements under the NASD's expanded listing criteria. Trading in the Common Stock is currently conducted in the over-the-counter market. The prices set forth below indicate the high and low bid prices reported on the NASDAQ SmallCap Market for the indicated periods. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

                                                              BID PRICE
                                                   -----------------------------
                                                     HIGH                  LOW
                                                   -------               -------
FISCAL YEAR ENDED SEPTEMBER 30, 1998

     1st quarter (10/01/97 - 12/31/97)             $ 3-1/4               $ 1-3/4

     2nd quarter (01/01/98 - 03/31/98)               2-1/2                 2

     3rd quarter (04/01/98 - 06/30/98)               2-1/16                1-3/8

     4th quarter (07/01/98 - 09/30/98)               1-15/32               3/4


FISCAL YEAR ENDED SEPTEMBER 30, 1997

     1st quarter (10/01/96 - 12/31/96)               3-3/8               2-3/8

     2nd quarter (01/01/97 - 03/31/97)               3-3/8               2-1/2

     3rd quarter (04/01/97 - 06/30/97)               2-11/16             1-11/16

     4th quarter (07/01/97 - 09/30/97)               2-3/4               1-5/16


As of the Record Date, there were 501 stockholders of record of Common Stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on the Common Stock since its inception and has no plans to declare cash dividends in the foreseeable future.

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

                                        STATEMENT OF OPERATIONS DATA
--------------------------------------------------------------------------------------------------------

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           -------------------------------------------------------------
                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------
                                             1998          1997         1996         1995        1994
                                           ----------    ---------    ---------    ---------    --------
Revenues                                   $ 37,566      $ 27,925    $ 23,254     $ 17,987      $ 12,540
Income (loss) before extraordinary items    (10,508)          (84)        466       (1,360)          644
Net income (loss)                           (10,508)          (84)        466       (1,360)          644
Net income (loss) per share1                  (1.61)         (.02)        .11         (.43)          .28
Weighted average number of shares
   outstanding1                               6,545         5,005       4,294        3,137         2,324



                                        BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------

                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      -----------------------------------------------------------
                                                             AT SEPTEMBER 30,
                                        -----------------------------------------------------------
                                          1998         1997         1996        1995         1994
                                        ----------   ---------    ---------   ----------    -------

Working capital                          $(3,718)      $2,921      $ 2,020    $   (383)       $763
Premises & equipment, net                  5,475        4,003        3,300       2,795       1,098
Total assets                              26,202       21,082       15,733      10,216       6,674
Long-term debt                            11,988        7,939        5,373       4,366       2,838
Stockholders' equity                         987        9,488        7,822       3,253       2,603

Basis of Presentation

The consolidated financial statements of the Company include the accounts of UCI, UCI-SC, UCI-GA and the P.A.'s. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the PA's. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

------------------

1 The net income (loss) per share and the weighted average number of shares outstanding has been restated for all periods presented to reflect the one for five reverse stock split effected on July 27, 1994.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. (See Item 1. Description of Business - "Organizational Structure" for a detailed description of the Administrative Service Agreements.) As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company.

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 1998 and 1997, the P.A.'s employed 115 and 84 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1998, the Company has shown a substantial increase in revenues and in the number of medical centers under management. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

The Company does not allocate all indirect costs incurred at the Corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Comparison of Results of Operations for Fiscal Years 1998, 1997 and 1996

Revenues of $37,566,000 in fiscal year 1998 reflected an increase of 35% from the fiscal year 1997 revenues of $27,925,000 which reflected an increase of 20% from the amount reported for fiscal year 1996. The following reflects revenue trends from fiscal year 1994 through fiscal year 1998:


                             FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)
                        --------------------------------------------------------

                        1998        1997        1996        1995        1994
                      ---------   ---------   ---------   ----------  ----------



Revenues               $37,566     $27,925     $23,254     $17,987      $12,540

Operating Costs         39,094      26,466      21,525      18,180       11,881

Operating Margin        (1,528)      1,458       1,729        (193)         660


The increase in revenue for fiscal year 1998 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers from 33 to 41 (as of September 30, 1998). The expansion included the addition of fourteen Centers and the closure or divestiture of six Centers, for a net addition of eight Centers.

The fourteen additions were:

1.     Doctor's Care Conway                   Myrtle Beach, SC Region    Opened as a start-up facility in November
                                                                         1997.

2.     Doctor's Care New Ellenton             Aiken, SC Region           Acquired from Primary Care Provider/Owner in
                                                                         November 1997.

3.     Doctor's Care Ridgeview                Columbia, SC Region        Opened as a start-up facility in December
                                                                         1997.

4.     Progressive Therapy Bush River         Columbia, SC Region        Acquired from Therapist/Owner in October
                                                                         1997.

5.     Progressive Therapy West Columbia      Columbia, SC Region        Acquired from Therapist/Owner in October
                                                                         1997.

6.     Progressive Therapy Columbia East      Columbia, SC Region        Acquired from Therapist/Owner in October
                                                                         1997.

7.     Progressive Therapy Forest Acres       Columbia, SC Region        Opened as a start-up facility in November
                                                                         1997.

8.     Doctor's Care Stone Mountain           Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

9.     Doctor's Care Tucker                   Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

10.    Doctor's Care Lawrenceville            Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

11.    Doctor's Care Austell                  Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

12.    Doctor's Care Snellville               Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

13.    Doctor's Care Knoxville West           Knoxville, TN Region       Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.

14.    Doctor's Care Knoxville North          Knoxville, TN Region       Acquired in May 1998 from MainStreet
                                                                         Healthcare, Inc. as part of five centers in
                                                                         Atlanta, Georgia and two in Knoxville,
                                                                         Tennessee.



The six closures or divestitures were:


1.     Doctor's Care Waccamaw                 Myrtle Beach, SC Region    This acquired center (01/95) was closed
                                                                         effective September 1998 and the
                                                                         provider and patient records were
                                                                         transferred to the near-by Doctor's
                                                                         Care Strand Medical Center.

2.     Doctor's Care Camden                   Columbia, SC Region        This acquired center (09/97) was closed
                                                                         in August 1998 and the provider and
                                                                         patient records were transferred to
                                                                         near-by Doctor's Care Wateree.

3.     Doctor's Surgical Group                Columbia, SC Region        This start-up facility (06/93) was
                                                                         closed effective February 1998.

4.     Springwood Lake Family Practice        Columbia, SC Region        Acquired in August 1997 along with two
                                                                         more centers and were divested of (sold
                                                                         back to the seller on November 1, 1998)
                                                                         effective September 1998.

5.     Woodhill Family Practice               Columbia, SC Region        Acquired in August 1997 along with two
                                                                         more centers and were divested of (sold
                                                                         back to the seller on November 1, 1998)
                                                                         effective September 1998.

6.     Midtown Family Practice                Columbia, SC Region        Acquired in August 1997 along with two
                                                                         more centers and were divested of (sold
                                                                         back to the seller on November 1, 1998)
                                                                         effective September 1998.

The revenue from the increase in centers in fiscal year 1998 and from the full year of operations of the locations added in fiscal year 1997 represented the most significant portion of the revenue growth. Of the $9,641,000 in revenue growth, approximately $4,999,000 was from the fourteen locations opened during fiscal year 1998 and approximately $900,000 was the result of having the four locations opened during fiscal year 1997 operating for all of fiscal year 1998.

The remainder of the revenue growth in fiscal year 1998 (approximately $3,742,000) was the result of two factors:

1. Approximately $2,960,000 was from revenue for centers acquired at the end of fiscal year 1997 and divested of on November 1, 1998, to be effective September 30, 1998 (Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice).

2. The remaining $782,000 in revenue growth represents approximately a three (3%) percent growth in "same center" patient visits and charges.

The increase in revenue for fiscal year 1997 is attributable to a number of factors. The Company engaged in a significant expansion, increasing the number of primary care medical Centers in South Carolina from 29 to 33 (as of September 30, 1997). The expansion included the addition of seven Centers and the closure of three Centers, for a net addition of three Centers to the cluster in Columbia (bringing the total to 18) and one Center in Greenville (bringing the total to six in this region). Myrtle Beach had four locations and the Charleston area had the remaining five sites. The revenue from the net increase in new locations in fiscal year 1997 and from the full year of operations of the locations added in fiscal year 1996 represented the most significant portion of the revenue growth. Of the $4,671,000 in revenue growth, approximately $876,000 was from the net increase of four locations opened in fiscal year 1997 and approximately $2,462,000 was the result of having the four locations opened during fiscal year 1996 operating for all of fiscal year 1997.

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

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 19,000 lives in fiscal year 1998 compared to 20,000 in fiscal year 1997 and 18,000 in fiscal year 1996. Two of these HMOs use a capitation scheme for payments and two pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market; the Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue grew from approximately $2,400,000 for fiscal year 1996 to $3,100,000 ($700,000, or 15%, of the
$4,671,000 in total revenue growth) in fiscal year 1997. For fiscal year 1998, capitated revenue declined to $2,700,000. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment scheme to a discounted fee for service scheme during the middle of fiscal year 1998.

The Company currently negotiates contracts with two HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 7% of the Company's net revenue in fiscal year 1998 compared to 11% in fiscal year 1997 and 10% in fiscal year 1996. Based on current payment schemes, this percent will decrease in fiscal year 1999.

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

Increased and sustained revenues in fiscal years 1998 and 1997 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

Patient encounters increased to 497,000 in fiscal year 1998, from 393,000 in fiscal year 1997 and 338,000 in fiscal year 1996. Of the 104,000 increase in fiscal year 1998, 55,000 is attributable to the Centers opened during the fiscal year. A decrease in patient encounters in fiscal year 1998 is not believed to have resulted from the six center closures noted above due to timing (divestiture or closure in September 1998) or because the Company had a nearby operating location. Similarly, a decrease in patient encounters in fiscal year 1997 is not believed to have resulted from the three center closures noted above as the Company, in each case, had a nearby operating location.

Even with the positive effects of the factors mentioned above, revenues were short of goals for fiscal years 1998 and 1997, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Myrtle Beach and Atlanta during fiscal year 1998 and in Columbia, Greenville, Myrtle Beach and Sumter during fiscal year 1997. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of the Company's competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $(1,528,000) was realized in fiscal year 1998 as compared to an operating margin of $1,458,000 in fiscal year 1997 and $1,729,000 in fiscal year 1996. In each fiscal year, this margin deterioration was primarily the result of the increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. The following table breaks out the Company's revenue and patient visits by revenue source for fiscal years 1998 and 1997.

                                                     PERCENT OF             PERCENT OF
                       PAYOR                       PATIENT VISITS            REVENUE
       ---------------------------------------  ---------------------   -------------------
                                                   1998      1997         1998      1997
                                                ---------------------   -------------------
       Patient Pay                                  20%       24%          18%       24%

       Employer Paid                                13        15            9        11

       HMO                                          13        10           12        11

       Workers Compensation                         10        10           14        14

       Medicare/Medicaid                            11        12            7         7

       Managed Care Insurance                       27        24           30        28

       Other (Commercial Indemnity, Champus, etc.)   6         5           10         5

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

The operating margin deterioration during fiscal year 1998 and 1997 was also contributed to by the high costs of the six centers closed during fiscal year 1998 and the three centers closed during fiscal year 1997. Aggregate costs exceeded revenues by $770,000 at the six centers closed during the fiscal year 1998 and by $253,000 at the three centers closed during the fiscal year 1997. Five of the six centers closed during fiscal year 1998 were acquisitions and the closure or divestiture resulted in significant write-offs of intangible assets (goodwill) and/or the recognition of a loss on the divestiture.

Bad debt expense, a component of operating costs, was approximately $2,978,000 (or approximately 8% of revenue) for fiscal year 1998 compared to approximately $1,106,000 (or approximately 4% of revenue) for fiscal year 1997. This increase is believed to be primarily due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998. Management is not yet certain if the collection difficulties being encountered will continue but intends to evaluate collectibility on a monthly basis.

Effective November 1, 1998, the Company sold the three centers of the Springwood Lake Family Practice that had been acquired approximately one year earlier in September 1997. The three centers were operated by the Company as Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice. These centers operated more along the lines of traditional family practices (taking appointments, doing hospital admissions, etc.) than the Company's other centers and had not been profitable. They were also a drain on cash flow to the Company of approximately $460,000 during fiscal year 1998. The time needed to correct these problems was determined to be excessive by the Company's management and these three centers were sold back to the former owners (providers). As of September 30, 1998, the Company accrued a loss on the disposition of approximately $1,668,000. This is a component of the line item Realignment and Other Expenses.

When the Company acquires medical practices, the excess of cost over fair value of assets acquired (goodwill) is recorded as an asset and is amortized on a straight-line basis over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related center's undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation for possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

During the fourth quarter of fiscal year 1998, the above analysis resulted in an impairment change of approximately $1,642,000 to goodwill for centers that had been closed (i.e., Waccamaw and Camden) and for two underperforming centers. This is a component of the line item Realignment and Other Expenses.

It should be noted that the Company also has launched medical centers as start-up operations, which have contributed in fiscal years 1998, 1997 and 1996 to the Company's overall cash used in operations. However, the Company has not recorded goodwill from these start-up medical centers as they were not purchased.

Depreciation and amortization expense increased to $1,950,000 in fiscal year 1998, up from $1,250,000 in fiscal year 1997 and $961,000 in fiscal year 1996. This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's Centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Atlanta, Knoxville, Aiken and Columbia in fiscal year 1998 and in Greenville and Columbia in fiscal year 1997. Net interest expense increased to $1,463,000 in fiscal year 1998 from $813,000 in fiscal year 1997 and $583,000 in fiscal year 1996 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, and debt associated with the acquisitions noted above.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

o   Recent historical operating results.

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

A valuation allowance of $1.3 million and $1.9 million at September 30, 1997 and 1996, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of a larger number. The deterioration of the operating margin, discussed above, was considered in the decision to increase the valuation allowance to the full $3,053,000 at September 30, 1998, leaving no asset recorded.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses of $10,508,000 in fiscal year 1998 and has classified its primary debt as current at September 30, 1998, due to the violation of a net worth debt covenant. Ultimately, the Company's viability as a going concern is dependent upon its ability to generate positive cash flows from operations. In the year ended September 30, 1998, the Company experienced negative cash flows from operations of approximately $1,495,000.

Revenues increased approximately 35% in fiscal year 1998 over the previous fiscal years, growth that resulted in operational cash demands that have significantly impaired the Company's ability to meet its obligations on a current basis.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

o During the fourth quarter of fiscal year 1998, management implemented a decisive cost reduction plan that included staff reductions and the closure or divestiture of several unprofitable Centers. Management believes that these changes will be enough to make the Company both profitable and cash flow positive for fiscal year 1999.

o The Company is in negotiations with its primary lender to revise the one debt covenant relating to net worth which would allow the reclassification of this debt back to long-term. The revolving debt facility is still being used on a daily basis to fund operating cash requirements.

The Company may consider additional capital or financing sources, if needed. It is not possible to predict the ultimate outcome of the Company's efforts in these matters.

Results of Operations for the Three Months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997:

The following summarizes the fiscal 1998 fourth quarter results of operations as compared to the prior year:


                                         FOR THE THREE MONTHS ENDED (IN 000'S)
                                      -----------------------------------------

                                      SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                      -------------------   -------------------

Revenues                              $ 10,941                $ 7,625
Operating Costs                         13,345                  7,590
Operating Margin                        (2,404)                    35


G&A Expenses                                46                     25
Realignment and Other Expenses           3,703                      0
Depreciation & Amortization                600                    358
Interest Expense, net                      616                    242
Benefit for Income Taxes                (1,753)                   167
Net Income (loss)                       (9,148)                  (423)

Revenues of $10,941,000 for the quarter ending September 30, 1998 reflect an increase of forty-three (43%) percent from those of the quarter ending September 30, 1997.

Of the fourteen centers opened during the year, discussed earlier, all were fully operational during the entire fourth quarter and represented $2,240,000 of the total $3,316,000 in revenue growth from quarter to quarter.

Patient encounters increased to 136,783 in the fourth quarter of fiscal 1998 from 106,000 in the fourth quarter of fiscal 1997.

Even with the positive effects of the factors mentioned above, revenues were short of goals for the quarter, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Myrtle Beach and Atlanta. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owners of our competition are believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

The increases in depreciation, amortization and interest expense are all related to the items discussed in the year-to-date results with nothing unusual being recorded in the fourth quarter.

Financial Condition at September 30, 1998 and September 30, 1997

The Company grew significantly during the year ended September 30, 1998.

Cash and cash equivalents increased by $102,000 from September 30, 1997 to September 30, 1998.

Accounts receivable increased from $5,944,000 at September 30, 1997 to $8,788,620 at September 30, 1998. These increases were attributable to the net growth in primary care Centers and the overall growth in patient visits to existing Centers over the period. This growth was expected.

The increases in property and equipment during fiscal year 1998 is attributable to the equipment needs of new Centers and to the up-grading of equipment at established Centers. The excess of cost over the net assets of acquired businesses (goodwill) totaled $9,644,000 at September 30, 1998 compared to $7,802,000 at the end of fiscal year 1997 and reflects the medical practices acquired.

The growth in accounts payable ($2,258,000 at September 30, 1997 to $5,283,000 at September 30, 1998) and in accrued salaries ($959,000 at September 30, 1997 to $1,838,000 at September 30, 1998) is attributable to the overall growth in the Company in terms of the number of centers and employees. Long-term debt, included in current maturities increased from $7,938,794 for fiscal year 1997, and to $11,988,288 for fiscal year 1998 primarily as a result of indebtedness incurred in capital leases for Center upfits, in the utilization of an operating line of credit, and as part of practice acquisitions. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations which will improve in fiscal year 1999 based on cost reduction plans implemented by management in late fiscal year 1998.

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

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of $3,446,000 at September 30, 1998. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of the fiscal year end, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 8.25% as of September 30, 1998.) The line of credit is used to fund the working capital needs of the Company's expansion. At September 30, 1998, the Company is in default of a debt covenant related to the Line of Credit. The Company has requested a written waiver and believes that it is likely to receive such from the financial institution indicating that the financial institution does not intend to take action related to this default and has reclassified this debt to current pending receipt of the revised covenant.

As of September 30, 1998, the Company had no material commitments for capital expenditures.

Operating activities used $1,495,000 of cash during fiscal year 1998, compared with $461,000 used during fiscal year 1997. The increased utilization of cash for the increase of accounts receivable resulting from the growth in the number of Centers and in the number of patient visits was offset by an increase in accounts payable. This utilization of cash in operations is expected to continue as the Company continues to grow.

Investing activities used $1,399,000 of cash during fiscal year 1998 compared with $808,000 used in fiscal year 1997 as a result of continued expansion activity. Continued growth is anticipated during fiscal year 1999.

The Company received $1,102,000 in cash during fiscal year 1998 resulting from private placements of stock which was used in part to manage the Company's rapid growth. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

Overall, the Company's current liabilities exceeded its current assets at September 30, 1998 by $3,718,000 mainly due to the reclassification of the line-of-credit; however, at September 30, 1997, the Company's current assets exceeded its current liabilities by $2,921,000.

The Year 2000

It is possible that the Company's currently installed computer systems, or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, on a system-by-system basis, and is querying third parties with whom it conducts business as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches and is reached.

The Company has determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) must be upgraded to make the systems Year 2000 compliant. The Company estimates that the cost of upgrading these accounting systems will be approximately $50,000 and that the upgrade will be completed before the end of fiscal year 1999. As of September 30, 1998, the Company had expended approximately $5,000 to remedy this problem.

The Company is continuing to review its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entails evaluation of hardware/software and testing. The Company believes its IT review will be completed by the end of fiscal year 1999. While the review process is ongoing, the Company believes that the cost to bring its IT systems into Year 2000 compliance will be under $20,000 and it does not foresee any material difficulties with completing the necessary changes prior to January 1, 2000.

The Company expects that its review of non-IT systems (including voice communications) will be completed before the end of fiscal year 1999. The estimated costs to remedy non-IT systems is not expected to be material.

The Company expects that the source of funds for evaluation and remediation of Year 2000 compliance issues will be cash flow from operations.

The Company believes that its most significant internal risk posed by the Year 2000 Problem is the possibility of a failure of its accounting systems. If the accounting systems were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk by upgrading its accounting systems; however, there can be no assurance that such actions will avoid problems that may arise.

The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts' credit card processing systems (including related telecommunication systems), the companies which supply the Company with medical supplies, and the insurance company payors for the Company's patients' medical claims.

The Company has not yet established a "contingency plan" to address potential Year 2000 problems and is currently considering the extent to which it will develop a formal contingency plan.

There can be no assurance that the Company will identify all Year 2000 problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred.


ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements on Page 28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Information called for by Part III (Items 9, 10, 11 and 12) of this report on Form 10-KSB has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended September 30, 1998, a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's forthcoming Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's forthcoming Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's forthcoming Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's forthcoming Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A listing of the exhibits to the Form 10-KSB is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-KSB.

Reports on Form 8-K

The Company filed a Form 8-K/A on July 24, 1998 to amend the Form 8-K filed on February 17, 1998 and the Forms 8-K/A filed on April 20, 1998 and May 28, 1998, all of which related to the Acquisition Agreement and Plan of Reorganization dated February 9, 1998 by and among UCI Medical Affiliates, Inc., UCI Medical Affiliates of Georgia, Inc., MainStreet Healthcare Corporation and certain of its affiliated entities. The Form 8-K/A was filed to include the financial statements and certain other exhibits required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on August 13, 1998 to amend the Form 8-K filed on February 17, 1998 and the Forms 8-K/A filed on April 20, 1998, May 28, 1998 and July 24, 1998, all of which related to the Acquisition Agreement and Plan of Reorganization dated February 9, 1998 by and among UCI Medical Affiliates, Inc., UCI Medical Affiliates of Georgia, Inc., MainStreet Healthcare Corporation and certain of its affiliated entities. The Form 8-K/A was filed to include the revised financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on August 21, 1998 to amend the Form 8-K filed on March 11, 1998 and the Form 8-K/A filed on May 11, 1998, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of the business of Allan M. Weldon, M.D. The Form 8-K/A was filed to include the revised historical and pro forma financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on September 1, 1998 to amend the Form 8-K filed on September 3, 1997 and the Form 8-K/A filed on November 13, 1997, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of the business of Clifton G. Aycock, M.D. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on September 1, 1998 to amend the Form 8-K filed on September 15, 1997 and the Form 8-K/A filed on November 19, 1997, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of the business of Leif Martin Adams, D.O. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on September 2, 1998 to amend the Form 8-K filed on November 5, 1997 and the Form 8-K/A filed on January 7, 1998, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of the business of Marvin Dees, M.D.. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on September 2, 1998 to amend the Form 8-K filed on October 15, 1997 and the Form 8-K/A filed on December 11, 1997, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of Progressive Therapy Services, P.A. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

The Company filed a Form 8-K/A on September 2, 1998 to amend the Form 8-K filed on August 5, 1997 and the Form 8-K/A filed on October 14, 1997, all of which related to the acquisition by a wholly-owned subsidiary of UCI Medical Affiliates, Inc. of Springwood Lake Family Practice Center, P.A. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants.............................................27

Consolidated Balance Sheets at September 30, 1998 and 1997....................28

Consolidated Statements of Operations for the years
        ended September 30, 1998, 1997 and 1996...............................29

Consolidated Statements of Changes in Stockholders' Equity
        for the years ended September 30, 1998, 1997 and 1996.................30

Consolidated Statements of Cash Flows for the years
        ended September 30, 1998, 1997 and 1996...............................31

Notes to Consolidated Financial Statements.................................32-52




ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                        Report of Independent Accountants


January 8, 1999



To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, recurring net losses, an accumulated deficit, a net working capital deficiency and a violation of a loan covenant that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ PRICEWATERHOUSECOOPERS, LLP

Columbia, South Carolina









        ORIGINAL SIGNED OPINION ON PRICEWATERHOUSECOOPERS LLP LETTERHEAD
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.

                          UCI MEDICAL AFFILIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                     1998             1997
                                                                -------------    ------------
ASSETS
Current assets
   Cash and cash equivalents                                     $    335,923    $    233,513
   Accounts receivable, less allowance for doubtful accounts
       of $3,758,771 and $878,469                                   8,788,620       5,943,884
   Inventory                                                          539,564         502,888
   Deferred taxes                                                           0         334,945
   Prepaid expenses and other current assets                          875,409         579,217
                                                                 ------------    ------------
Total current assets                                               10,539,516       7,594,447

Property and equipment less accumulated depreciation of
   $3,762,865 and $2,724,222                                        5,475,051       4,002,699
Deferred taxes                                                              0       1,417,237
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,097,149 and $1,664,739            9,944,039       7,801,607
Other assets                                                          243,677         266,379
                                                                 ------------    ------------
Total Assets                                                     $ 26,202,283    $ 21,082,369
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                             $  5,540,552    $    840,879
   Current portion of long-term debt payable to employees             190,452         177,445
   Accounts payable                                                 5,283,023       2,258,343
   Accrued salaries and payroll taxes                               1,837,880         959,068
   Other accrued liabilities                                        1,406,033         437,667
                                                                 ------------    ------------
Total current liabilities                                          14,257,940       4,673,402

   Long-term debt, net of current portion                           5,755,502       6,438,655
   Long-term debt payable to employees, net of current portion        501,783         481,815
Common stock to be issued                                           4,700,262               0
                                                                 ------------    ------------
Total Liabilities                                                  25,215,487      11,593,872
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                           0               0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 7,299,245 and 5,744,965 shares          364,962         287,248
   Paid-in capital                                                 17,364,263      15,435,535
   Accumulated deficit                                            (16,742,429)     (6,234,286)
                                                                 ------------    ------------
Total Stockholders' Equity                                            986,796       9,488,497
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity                       $ 26,202,283    $ 21,082,369
                                                                 ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                                --------------------------------------------
                                                    1998             1997           1996
                                                ------------    ------------    ------------
Revenues                                        $ 37,566,037    $ 27,924,772    $ 23,254,351
Operating costs                                   39,094,276      26,466,294      21,525,421
                                                ------------    ------------    ------------
Operating margin                                  (1,528,239)      1,458,478       1,728,930

General and administrative expenses                  113,172         153,445         148,637
Realignment and other expenses                     3,702,546               0               0
Depreciation and amortization                      1,950,148       1,250,349         961,115
                                                ------------    ------------    ------------
Income (loss) from operations                     (7,294,105)         54,684         619,178

Other income (expenses)
   Interest expense, net of interest income       (1,463,792)       (812,749)       (582,937)
   Gain (loss) on disposal of equipment                1,936           8,809           2,105
                                                ------------    ------------    ------------
Other income (expense)                            (1,461,856)       (803,940)       (580,832)

Income (loss) before benefit for income taxes     (8,755,961)       (749,256)         38,346
Income tax (expense) benefit                      (1,752,182)        665,530         427,733
                                                ============    ============    ============
Net income (loss)                               $(10,508,143)   $    (83,726)   $    466,079
                                                ============    ============    ============

Basic earnings (loss) per share                 $      (1.61)   $       (.02)   $        .11
                                                ============    ============    ============

Basic weighted average common shares
   Outstanding                                     6,545,016       5,005,081       4,294,137
                                                ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                       COMMON STOCK
                              -------------------------------    PAID-IN       ACCUMULATED
                                  SHARES        PAR VALUE        CAPITAL         DEFICIT           TOTAL
                               ------------    ------------    ------------    ------------    ------------

                               ------------    ------------    ------------    ------------    ------------
Balance, September 30, 1995       3,508,164    $    175,408    $  9,694,256    $ (6,616,639)   $  3,253,025
                               ------------    ------------    ------------    ------------    ------------
   Net income (loss)                   --              --              --           466,079         466,079
   Exercise of Stock Options          2,300             115             460            --               575
   Issuance of common stock       1,297,350          64,868       4,077,677            --         4,142,545
   Other                                 (7)             (1)        (40,000)           --           (40,001)
                               ------------    ------------    ------------    ------------    ------------
Balance, September 30, 1996       4,807,807         240,390      13,732,393      (6,150,560)      7,822,223
                               ------------    ------------    ------------    ------------    ------------
   Net income (loss)                   --              --              --           (83,726)        (83,726)
   Issuance of common stock         937,162          46,858       1,703,142            --         1,750,000
   Other                                 (4)           --              --              --              --
Balance, September 30, 1997       5,744,965         287,248      15,435,535      (6,234,286)      9,488,497
                               ------------    ------------    ------------    ------------    ------------
   Net income (loss)                   --              --              --       (10,508,143)    (10,508,143)
   Issuance of common stock       1,554,280          77,714       1,928,728            --         2,006,442
                               ------------    ------------    ------------    ------------    ------------
Balance, September 30, 1998       7,299,245    $    364,962    $ 17,364,263    $(16,742,429)   $    986,796
                               ============    ============    ============    ============    ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                                           --------------------------------------------
                                                              1998              1997            1996
                                                           ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                          $(10,508,143)   $    (83,726)   $    466,079
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                       (1,936)         (8,809)         (2,105)
      Provision for losses on accounts receivable             2,978,024       1,106,252         627,508
      Depreciation and amortization                           1,966,571       1,250,349         961,115
      Deferred taxes                                          1,752,182        (700,000)       (440,000)
      Realignment and other expenses                          3,724,215               0               0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                (4,337,212)     (2,679,489)     (2,447,650)
   (Increase) decrease in inventory                             (40,466)        (83,521)       (142,549)
   (Increase) decrease in prepaid expenses and other
      current assets                                           (256,092)       (137,833)       (159,324)
   Increase (decrease) in accounts payable and accrued
      expenses                                                3,227,749         876,253         (59,707)
                                                           ------------    ------------    ------------

Cash provided by (used in) operating activities              (1,495,108)       (460,524)     (1,196,633)
                                                           ------------    ------------    ------------

INVESTING ACTIVITIES:
Purchases of property and equipment                            (334,121)       (531,941)       (438,491)
Disposals of property and equipment                               3,500
Acquisitions of goodwill                                     (1,090,978)       (286,896)       (239,832)
(Increase) decrease in other assets                              22,701          11,042         (14,654)
                                                           ------------    ------------    ------------

Cash provided by (used in) investing activities              (1,398,898)       (807,795)       (692,977)
                                                           ------------    ------------    ------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
   net of redemptions                                         1,102,072         600,000       2,089,990
Net borrowings (payments) under line-of-credit agreement        539,899       2,030,844         400,000
Proceeds from issuance of common stock under
   stock option plan                                                  0               0             575
Proceeds from increase in long-term debt                      2,091,232         280,000         600,095
Book overdraft (included in accounts payable)                 1,122,243         218,837               0
Payments on long-term debt                                   (1,859,030)     (1,865,533)     (1,039,879)
                                                           ------------    ------------    ------------

Cash provided by financing activities                         2,996,416       1,264,148       2,050,781
                                                           ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                102,410          (4,171)        161,171
Cash and cash equivalents at beginning of year                  233,513         237,684          76,513
                                                           ------------    ------------    ------------

Cash and cash equivalents at end of year                   $    335,923    $    233,513    $    237,684
                                                           ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          UCI MEDICAL AFFILIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), Doctor's Care, P.A., Doctor's Care of Georgia, P.C., and Doctor's Care of Tennessee, P.C. (the three together as the "P.A."). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the PA resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the PA and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2 the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers while other physicians are salaried. A few of the physicians have incentive compensation arrangements which are contractually based upon factors such as productivity, collections and quality.

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

The Company operates as one segment.

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

Intangible Assets

Prior to September 30, 1994, the excess of cost over fair value of assets acquired (goodwill) was amortized on the straight-line method over periods from 15 to 30 years. Since October 1, 1994, goodwill arising from acquisitions has been amortized on the straight line method over 15 years. During fiscal year 1998, the Company changed prospectively the estimated life recorded on all goodwill acquired prior to September 30, 1994 to a maximum life of 15 years.

Long-Lived Assets

The Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of long-lived assets including goodwill and property and equipment may not be recoverable or that the remaining useful life may warrant revision. The Company's evaluation is performed at a center level. When external factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related center's undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

Revenue Recognition

Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. The Company recognizes capitation revenue from HMOs that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Capitation revenue was approximately $2,700,000, $3,100,000, and $2,400,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company records contractual adjustments at the time bills are generated for services rendered. Third parties are billed at the discounted amounts. As such, estimates of outstanding contractual adjustments or any type of third party settlements of contractual adjustments are not necessary.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Fully diluted earnings per share have not been presented because of their antidilutive affect for fiscal years 1998 and 1997 and the difference for fiscal year 1996 is not significant.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax (benefit) provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Reclassifications

Certain 1997 amounts have been reclassified to conform with the 1998 presentation. The Company has reclassified certain 1997 cash balances of $218,837 from accounts payable and accordingly revised the financing activity cash flow in fiscal year 1997.

2.       GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of approximately $10,500,000 in fiscal year 1998, has a working capital deficiency and an accumulated deficit, and has classified its primary debt as current at September 30, 1998, due to the violation of a net worth debt covenant. Ultimately, the Company's viability as a going concern is dependent upon its ability to generate positive cash flows from operations and obtain satisfactory long-term financing. In the year ended September 30, 1998, the Company experienced negative cash flows from operations of $1,495,108.

Revenues increased approximately 35% in fiscal year 1998 over the previous fiscal years, growth that resulted in operational cash demands that have significantly impaired the Company's ability to meet its obligations on a current basis.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

o During the fourth quarter of fiscal year 1998, management implemented a decisive cost reduction plan that included staff reductions and the closure or divestiture of several unprofitable Centers. Management believes that these changes will be enough to make the Company both profitable and cash flow positive for fiscal year 1999.

o The Company is in negotiations with its primary lender to revise the one debt covenant relating to net worth which would allow the reclassification of this debt back to long-term. The revolving debt facility is still being used on a daily basis to fund operating cash requirements.

The Company may consider additional capital or financing sources, if needed.

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:


                                       SEPTEMBER 30, 1998                         SEPTEMBER 30, 1997
                               ------------------------------------    -----------------------------------------

                                                       ACCUM                                       ACCUM
                                     COST           DEPRECIATION               COST             DEPRECIATION
                               ----------------    ---------------     -------------------     ----------------
Building                             $  437,583         $   49,672              $  437,583           $   34,661
Land                                     66,000                  0                  66,000                    0
Leasehold Improvements                1,055,715            510,945                 827,218              329,996
Furniture & Fixtures                  1,309,483            520,683                 885,421              333,817
EDP - Companion                       1,464,985            623,376                 841,356              429,886
EDP - Other                             733,539            366,338                 592,499              270,898
Medical Equipment                     3,495,054          1,345,783               2,555,564            1,016,950
Other Equipment                         640,459            326,619                 453,943              266,642
Autos                                    35,099             19,449                  67,337               41,372
                               ------------------------------------    -----------------------------------------

Totals                              $ 9,237,916        $ 3,762,865             $ 6,726,921          $ 2,724,222
                               ================= ==================    ==================== ====================

At September 30, 1998 and 1997 capitalized leased equipment included above amounted to approximately $3,776,000 and $3,063,000, net of accumulated amortization of $1,470,000 and $969,000, respectively. Depreciation and amortization expense equaled $1,092,579, $796,179, and $619,817 for the years ended September 30, 1998, 1997 and 1996, respectively.

4.       BUSINESS COMBINATIONS

During the fiscal year ended September 30, 1998, the Company acquired the net assets of 12 medical practices, and in most cases, entered into employment agreements with the physician owners of those practices. The Company values stock issued in business combinations based on the market price of the securities over a two to three day period before and after the companies have reached agreement on the purchase price and the transaction is announced. The acquisitions were accounted for under the purchase method, and the financial activity since the date of acquisition of these acquired practices has been included in the accompanying consolidated financial statements. The combined pro forma results listed below reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of each fiscal year presented. Individual pro forma disclosures are not provided here as the information is deemed to be insignificant for separate presentation.

Refer to Note 14 for details regarding business combinations in fiscal year
1997.


                                                         UNAUDITED
                                           ----------------------------------
                                               1998                 1997
                                           -------------        ------------
                                                                $ 35,571,950
Revenue                                    $  41,216,534
                                                                $ (2,854,912)
Net income (loss)                          $(12,177,005)

Basic earnings (loss) per share            $      (1.86)        $      (0.53)

The Company acquired substantially all the assets of MainStreet Healthcare Corporation ("MHC") effective for accounting purposes as of May 1, 1998 (the "Acquisition"). The closing of the Acquisition was completed on May 13, 1998. This Acquisition is part of the above unaudited pro forma presentation. As partial consideration for the Acquisition, the Company delivered to MHC at the closing of the Acquisition a Conditional Delivery Agreement (the "Conditional Delivery Agreement") by and between the Company and MHC which requires the Company to issue to MHC 2,901,396 shares of the common stock of the Company upon the approval to increase the number of authorized shares of the Company by the shareholders. The Conditional Delivery Agreement states that in the event the shareholders of the Company fail to approve the authorization to increase the authorized shares due to the MHC Acquisition, the Acquisition shall be unwound, and the assets shall be returned to MHC. However, the Company shareholders of an aggregate of 54% of the issued and outstanding shares of the Company's common stock have executed and delivered separate agreements with MHC to vote their shares at a shareholders meeting in favor of an increase in the number of authorized common shares of the Company for the purpose of satisfying Company obligations related to the issuance of shares under the Conditional Delivery Agreement. Shareholder approval of the MHC purchase is not required under the rules and regulations to which the Company is subject. Upon the vote of such shareholders as indicated, the proposals relating to the Acquisition are assured to be approved, regardless of the votes that may be cast by any other holders of common stock entitled to vote. The Company has set a meeting of shareholders for February 24, 1999, and the record date for shareholders is December 31, 1998. The Acquisition has already been approved by the shareholders of MHC. The Company is, therefore, of the opinion that it is a remote possibility that the Acquisition will be required to be unwound as contemplated in the Conditional Delivery Agreement.

The Company treated the Acquisition as a purchase for accounting purposes per APB 16. Total consideration amounted to $5,255,347, consisting of 2,901,396 shares of common stock of the Company valued at $1.62 per share, a cash payment of $450,010, note payable of $800,000 bearing interest per annum at 10.5%, due October 1, 1998 and acquisition related expense of approximately $894,000. The excess purchase price over the fair value of assets of $5,492,404 is amortized using the straight-line method over 10 years. The Company has reflected the obligation to issue the common shares under the Conditional Delivery Agreement as a long term liability described as common stock to be issued.

The Company also purchased the assets of other physician practices during the year ended September 30, 1998. The total purchase price of the acquisitions was $1,118,760 including acquisition related costs. The purchase price consisted of cash of $17,468, notes payable to the physicians of $159,536 and the issuance of common stock of $829,370. The excess purchase price over the fair value of assets acquired of the practices is amortized over a 15-year period.

The purchase price for all asset purchases has been allocated to the assets purchased, and liabilities assumed based upon the fair values on the dates of acquisitions.

5.       INCOME TAXES

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:


                                                        1998           1997
                                                    -----------    -----------
               Current:
                  Federal                           $         0    $    31,675
                  State                                       0          2,795
                                                    -----------    -----------
                                                              0         34,470

               Deferred:
                  Federal                             1,610,113       (643,243)
                  State                                 142,069        (56,757)
                                                    -----------    -----------
                                                      1,752,182       (700,000)
                                                    -----------    -----------
               Total income tax expense (benefit)   $ 1,752,182    $  (665,530)
                                                    ===========    ===========

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 1998, 1997 and 1996 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:


                                   1998          1997          1996
                               -----------   -----------    -----------
Accounts receivable            $ 1,302,267   $   325,034    $   378,087
Other                               52,604        58,420         81,360
Operating loss carryforwards     4,069,762     2,993,578      2,754,874
Fixed assets                       923,200      (279,548)      (210,762)
Accounts payable                   295,068             0              0
                               -----------   -----------    -----------

                               $ 6,642,901   $ 3,097,483    $ 3,003,559
                               ===========   ===========    ===========

Valuation allowance            $ 6,642,901   $ 1,345,301    $ 1,951,377
                               ===========   ===========    ===========

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:


                                                 1998                  1997                1996
                                           ------------------    -----------------    ----------------

Tax at federal statutory rate                  $ (2,977,027)           $(254,747)            $ 13,038
Effect on rate of:
  Amortization of goodwill                           893,281               67,528              48,704
  Non deductible expenses                             33,502               12,068              32,091
  Life insurance premiums                                887                  815               5,392
  State income taxes & other                       (262,679)              114,882              27,378
  Acquisitions of medical practices              (1,233,382)                    0                   0
  Change in valuation allowance                    5,297,600            (606,076)           (566,603)
                                           ------------------    -----------------    ----------------

                                                 $ 1,752,182           $(665,530)         $ (440,000)
                                           ==================    =================    ================

At September 30, 1998, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,

              2000                  $ 910,935
              2001                  1,783,595
              2002                  1,802,220
              2003                    458,112
              2005                    470,006
              2006                     76,306
              2010                  1,944,371
              2012                    645,206
              2013                  2,908,607
                              ----------------
                                  $10,999,358
                              ================


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

o    Recent historical operations results.

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

A valuation allowance of $1.3 million and $1.9 million at September 30, 1997 and 1996, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of a larger number. The deterioration of the operating margin, discussed above, was considered in the decision to increase the valuation allowance to the full $3,053,000 at September 30, 1998, leaving no asset recorded.

6.       LONG-TERM DEBT

Long-term debt consists of the following at September 30:




                                                                                   1998                 1997
                                                                             -----------------    -----------------
Revolving line of credit with a financial institution in the maximum amount of
$7,000,000 dated March 24, 1998, bearing interest at a rate of prime plus 2.5%
(prime rate is 8.25% as of September 30, 1998), collateralized by accounts receivable and other assets, renewable annually
after first term of two years. Availability is limited by accounts
receivable type and age as defined in the agreement.                           $  3,445,743                    $0

Convertible subordinated debenture with a national physician practice management company, in the amount of $1,500,000, dated October 6, 1997, interest only payable annually at the rate of 6.5%, maturing October 5,
2002.                                                                             1,500,000                     0

Note payable in the amount of $1,600,000 with monthly installments of $8,889 plus interest at prime plus 6% (prime rate is 8.25 % as of
September 30, 1998), through February 1, 2009 collateralized by certain
accounts receivable and leasehold interests and the guarantee of the P.A.         1,102,222             1,208,889

Note payable to MainStreet Healthcare Corporation in the amount of $800,000 dated July 31, 1998, payable in monthly installments of interest
only at a rate of 10.5% maturing January 31, 1999.                                  800,000                     0

Note payable to a financial institution in the amount of $500,000, dated March
17, 1998, payable in monthly installments of interest only at a rate of prime plus 1% (prime rate is 8.25% as of September 30, 1998) maturing on January 15,
1999, collateralized by common stock and life insurance
policy of president of the Company.                                                 500,000                     0

Note payable to Companion Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of
$4,546 (including 11% interest) from April 1, 1995 to March 1, 2010,
collateralized by certain accounts receivable                                       353,888               368,624

Note payable to a financial institution in the amount of $280,000, dated
March 11, 1997, with monthly installments (including interest at a variable rate of prime plus 1%) (prime rate is 8.25% as of September 30,
1998) of $3,100 from April 1997 to February 2002, with a final payment of all remaining principal and accrued interest due in March 2002,
collateralized by a mortgage on one of the Company's medical facilities.            263,525               274,715

Note payable to a financial institution in the amount of $194,782, payable in monthly installments of interest only at a rate of 9.25%, maturing on
January 1, 2005, personally guaranteed by three physician employees of the
P.A.                                                                                 263,915              194,782




                                                                                   1998                 1997
                                                                             -----------------    -----------------

Note payable in the amount of $250,000 with monthly installments of $1,389 plus interest at prime plus 2% (prime rate is 8.25% as of September 30,
1998), through February 1, 2009 collateralized by a condominium.                    172,222               188,889

Note payable in the amount of $43,500 dated September 1, 1997, with monthly installments (including 8% interest) of $1,500, payable from
January 1998 to September 2000.                                                      31,966                43,500

Notes payable in monthly installments over three to four years at interest
rates ranging from 3.9% to 10.5%, collateralized by related vehicles.                10,060                18,508

Line of Credit with a financial institution in the amount of $3,000,000 dated
December 9, 1996, bearing interest at a rate of prime plus 1% (prime rate is
8.25% as of September 30, 1998), collateralized by certain
accounts receivable and inventory, and the personal guarantee of an
officer of the Company, renewable annually in December of each year.                      0            $2,905,845

Note payable to a financial institution in the amount of $99,209, payable in monthly installments of interest only at a rate of 9%, maturing on May
1, 2002, personally guaranteed by three physician employees of the P.A.                   0                99,209

Note payable in the amount of $240,000 dated March 1, 1996, with monthly installments of $11,075 (including 10% interest) from April 1, 1996 to March 1,
1998, collateralized by a security agreement executed by UCI-SC
and the P.A.                                                                              0                54,016
                                                                             -----------------    -----------------

     Subtotal                                                                     8,443,541             5,356,977

Note payable to a physician employee of the P.A. in the amount of $294,000 with monthly installments (including 8.5% interest) of $6,032 from August
1997 to August 2002.                                                                236,090               286,073

Note payable to a physician employee of the P.A. in the amount of $294,000 with monthly installments (including 8.5% interest) of $6,032 from August
1997 to August 2002.                                                                236,090               286,073

Note payable to a physician employee of the P.A. in the amount of $110,000 with monthly installments (including 6% interest) of $3,346 from April
1998 to March 2001.                                                                  89,741                     0

Note payable to a physician employee of the P.A. in the amount of $90,536 with monthly installments (including 6.5% interest) of $2,468 from
December 1997 to April 2001.                                                         68,179                     0

Note payable to a physician employee of the P.A. in the amount of $69,000 with monthly installments of $1,500 plus interest at 6.5% from December
1997 to September 2001.                                                              52,500                     0





                                                                                   1998                 1997
                                                                             -----------------    -----------------

Note payable to a physician employee of the P.A. in the amount of $12,000 with monthly installments (including 8.5% interest) of $246 from August
1997 to August 2002.                                                                  9,635                11,676

Note payable to a physician employee of the P.A. in the amount of $43,000, with monthly principal payments of $4,000 from October 1997 to January 1998 and
$3,000 from February 1998 to October 1998, plus interest at 8%.                           0                39,000

Note payable to a physician employee of the P.A. in the amount of $80,000 with monthly installments (including 8.25% interest) of $3,174 from
October 1996 to October 1998.                                                             0                36,438
                                                                             -----------------    -----------------
     Subtotal - payable to employees                                                692,235               659,260

Capitalized lease obligations                                                     2,852,512             1,920,725

Other                                                                                     0                 1,832
                                                                             -----------------    -----------------
                                                                                 11,988,288             7,938,794

Less, current portion                                                            -5,540,552              -840,879

Less, current portion payable to employees                                         -190,452              -177,445
                                                                             -----------------    -----------------
                                                                             $    6,257,284            $6,920,470
                                                                             =================    =================


Aggregate maturities of notes payable and capital leases in each of the five years 1999 through 2003 are as follows:

                                          NOTES        CAPITAL
Year ending September 30:                PAYABLE       LEASES         TOTAL
                                       -----------   -----------   -----------

      1999                             $ 1,663,198   $   618,629   $ 2,281,827
      2000                               3,821,335       818,137     4,639,472
      2001                                 336,570       620,483       957,053
      2002                                 493,849       449,327       943,176
      2003                               1,648,811       342,608     1,991,419
Thereafter                               1,172,014         3,328     1,175,342
                                       -----------   -----------   -----------
                                       $ 9,135,777   $ 2,852,512   $11,988,289
                                       ===========   ===========   ===========

As of September 30, 1998, the Company had borrowed approximately the maximum allowable amount under its operating line of credit and was in violation of one of its debt covenants. The covenant requires that the net worth of the Company did not drop below $7,650,000. The Company has requested a written waiver from its lender or a modification to the covenant and has reclassified this liability of $3,445,743 to current pending resolution.

7.       EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective in June 1995, the Company discontinued its matching contribution. In

February 1996, the Company reinstated its matching contribution. Effective January 1, 1997, the Company increased its matching contribution from 50% to 75% of each employee's contribution up to a maximum of 3.75% of the employee's earnings. The Company's matching contributions were $182,681, $172,792, and $97,610 in fiscal years 1998, 1997, and 1996, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctor's Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the corporation as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching two times the employee's contribution percentage. During fiscal year 1998, the Company's matching contribution was $34,189.

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

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to four non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value of the date of grant. Under this plan, 5,000 options were issued and are outstanding as of September 30, 1998 to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007.

Please refer to Note 7, "Stockholders' Equity" for activity information regarding these four stock option plans.

8.       STOCKHOLDERS' EQUITY

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

                                                                            1996     1996 NON-    1997        1997 NON-
                                     1984      1984     1994      1994  NON-EMPLOYEE EMPLOYEE  NON-EMPLOYEE   EMPLOYEE
       STOCK OPTIONS                 PLAN      PLAN     PLAN      PLAN      PLAN        PLAN      PLAN          PLAN
-----------------------------     ---------- ------- ---------- -------- ----------- ---------  ----------- -----------
Outstanding at 10/01/95              15,500            242,000
   Granted FY 95/96                       0            140,500               10,000
   Exercised FY 95/96               (2,300)                  0                    0
   Forfeited FY 95/96                 (400)           (23,000)                    0
                                  ----------         ----------          -----------

Outstanding at 09/30/96              12,800            359,500               10,000
                                  ----------         ----------          -----------
   Exercisable at 09/30/96           12,800             73,000                    0
                                  ----------         ----------          -----------

   Weighted average fair
    value of options granted
    during fiscal year 95/96
    for options whose
     exercise price:
(1)  equals fair value                          N/A              3.5395                3.5000                       N/A
(2)  exceeds fair value                         N/A              4.0000                   N/A                       N/A


   Granted FY 96/97                       0            445,500                    0                   20,000
   Exercised FY 96/97                     0                  0                    0                        0
   Forfeited FY 96/97                     0           (55,000)                    0                        0
                                  ----------         ----------          -----------              -----------
Outstanding at 09/30/97              12,800            750,000               10,000                   20,000
                                  ----------         ----------          -----------              -----------

   Exercisable at 09/30/97           12,800            164,500                    0                        0

   Weighted average fair value of
    options granted during fiscal
    year 96/97 for options whose
    exercise price:
    (1)  equals fair value                      N/A              2.1608                   N/A                    2.5000
    (2)  exceeds fair value                     N/A              2.6250                   N/A                       N/A



   Granted FY 97/98                       0                  0                    0                       0
   Exercised FY 97/98                     0                  0                    0                       0
   Forfeited FY 97/98                  (500)           (13,000)                   0                  (5,000)
                                  ----------         ----------          -----------              -----------
Outstanding at 09/30/98              12,300            737,000               10,000                  15,000
                                  ----------         ----------          -----------              -----------

   Exercisable at 09/30/98           12,300                  0                    0                       0

Weighted average fair value of
 options granted during fiscal
 year 97/98 for options whose
 exercise rice:

   (1)  equals fair value                       N/A                 N/A                   N/A                       N/A
   (2)  exceeds fair value                      N/A                 N/A                   N/A                       N/A

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                 1996                  1997
          WEIGHTED AVERAGE                   1984             1994            NON-EMPLOYEE         NON-EMPLOYEE
           EXERCISE PRICE                    PLAN             PLAN               PLAN                  PLAN
-------------------------------------    -------------    -------------    ------------------    ------------------
Outstanding at 10/01/95                           .25           2.9941

   Granted FY 95/96                                 0           3.7055                  3.50
   Exercised FY 95/96                             .25                0                     0
   Forfeited FY 95/96                             .25           2.8750                     0
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/96                           .25           3.2797                  3.50
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/96                        .25           3.0066                     0
                                         -------------    -------------    ------------------    ------------------

   Granted FY 96/97                                 0           2.1934                     0                  2.50
   Exercised FY 96/97                               0                0                     0                     0
   Forfeited FY 96/97                               0           3.3409                     0                     0
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/97                           .25           2.6320                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------



   Exercisable at 09/30/97                        .25           3.1591                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 97/98                                0                0                     0                     0
    Exercised FY 97/98                              0                0                     0                     0
    Forfeited FY 97/98                           0.25           3.2596                     0                  2.50
                                         -------------    -------------    ------------------    ------------------
Outstanding at 09/30/98                          0.25           0.2609                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/98                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------


The following table summarizes options outstanding and exercisable by price range as of September 30, 1998:



                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                         ---------------------------------------------------    ------------------------------
                                               WEIGHTED-
                                                AVERAGE          WEIGHTED                          WEIGHTED
                                               REMAINING          AVERAGE                           AVERAGE
                                              CONTRACTUAL        EXERCISE                          EXERCISE
  RANGE OF PRICE          OUTSTANDING             LIFE             PRICE         EXERCISABLE         PRICE
--------------------     ---------------     ---------------    ------------    --------------    ------------
$0.00 to $ .99                   12,300         4.25 years              .25            12,300             .25
$1.00 to $1.99                  210,825         8.67                 1.9375                 0             N/A
$2.00 to $2.99                  378,675         6.02                  2.580                 0             N/A
$3.00 to $3.99                  129,500         5.70                  3.356                 0             N/A
$4.00 to $4.99                   43,000         3.68                  4.279                 0             N/A
                         ---------------                                        --------------

                                774,300                                                12,300
                         ===============                                        ==============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                       FISCAL YEAR ENDED SEPTEMBER 30
                                                ------------------------------------------

                                                     1998           1997            1996
                                                ------------    -----------     ----------
Net income (loss)  - as reported                (10,508,143)       (83,726)       466,079
Net income (loss) - pro forma                   (10,687,809)      (171,232)       455,188
Basic earnings (loss) per share - as reported         (1.61)          (.02)           .11
Basic earnings (loss) per share - pro forma           (1.63)          (.03)           .11
Weighted average number of shares                 6,545,016      5,005,081      4,294,137


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Expected Dividend Yield                             0
Expected Stock Price Volatility                 35.77%
Risk-free Interest Rate                 5.45% to 6.75%
Expected Life of Options                 1 to 6 years


During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. Two hundred fifty thousand (250,000) warrants were issued during the year ended September 30, 1997 and cancelled during the year ended September 30, 1998, in connection with consulting and financial analysis services to be rendered (i.e., financial analyst report, etc.). During the year ended September 30, 1998, the Company granted to FPA

Medical Management, Inc. warrants to purchase up to thirty-five thousand (35,000) warrant shares as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. The following is a schedule of warrants issued and outstanding during the years ended September 30, 1998 and 1997:


                                       NUMBER OF          EXERCISE              DATE            EXPIRATION
                                       WARRANTS            PRICE            EXERCISABLE            DATE
                                     --------------    ---------------     ---------------     --------------
Outstanding at 09/30/96                          0
Activity during FY 96/97:
     Issued at $1.9375                      30,000             1.9375         06/18/97           06/18/02
     Issued at $3.125                      137,500             3.1250         10/09/96           09/16/99
     Issued at $5.00                       137,500             5.0000         10/09/96           09/16/99
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/97                    305,000
Activity during FY 97/98:
     Issued at $2.5625                      25,000             2.5625         10/06/97           09/30/00
     Issued at $2.5625                      10,000             2.5625         04/06/98           04/05/01
     Cancelled at $3.125                  -125,000             3.1250
     Cancelled at $5.00                   -125,000             5.0000
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/98                     90,000
                                     ==============

In addition, the Company has issued a conditional agreement to issue warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 per share to a financial advisor involved in the issuing of 1,200,000 shares of common stock at $1.00 per share during the year ended September 30, 1998. The warrants are expected to be issued upon shareholder approval to increase the authorized shares.

In accordance with SFAS No. 123, no expense has been recognized in relation to these warrants.

9.       LEASE COMMITMENTS

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1998, are as follows:


                                                             OPERATING
                                                               LEASES
                                                         -----------------

              Year ending September 30:
                1999                                           $2,485,810
                2000                                            2,311,014
                2001                                            2,034,290
                2002                                            1,704,834
                2003                                            1,405,728
                Thereafter                                      9,804,006
                                                          -----------------
              Total minimum lease payments                    $19,745,682
                                                          =================


Total rental expense under operating leases for fiscal 1998, 1997 and 1996 was approximately $2,499,000, $1,475,000, and $1,188,000, respectively.

10.      RELATED PARTY TRANSACTIONS

Relationship between UCI-SC and UCI-GA and the P.A.s

Pursuant to agreements between UCI-SC, UCI-GA and the P.A.'s, UCI-SC and UCI-GA provide non-medical management services and personnel, facilities, equipment and other assets to the Centers . UCI-SC and UCI-GA guarantee the compensation of the physicians employed by the P.A.'s. The agreements also allow UCI-SC and UCI-GA to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A.'s assign all revenue generated from providing medical services to UCI-SC or UCI-GA after paying physician salaries and the cost of narcotic drugs held by the P.A.'s. The South Carolina P.A. is owned by M.F. McFarland, III, M.D. Dr. McFarland is also President, Chief Executive Officer and Chairman of UCI, UCI-SC and UCI-GA. The Georgia and Tennessee P.A.'s are owned by D. Michael Stout, M.D., who is also the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("ACT"). At September 30,1998, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 36% of the Company's outstanding common stock.

Facility Leases

UCI-SC leases six medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen year terms expiring in 2008, 2009 and 2010. Each of these leases has a five year renewal option, and a rent guarantee by the South Carolina P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1998, 1997, and 1996 were $326,093, $319,730, and $306,178, respectively.

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1998, 1997 and 1996 were $62,400, $45,600, and $122,854, respectively.

Ten of the medical center facilities operated by UCI-SC are or were leased from physician employees of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1998, 1997 and 1996 were $444,153, $258,026, and $189,945, respectively.

Other  Transactions with Related Parties

The following is a historical summary of BCBS and its subsidiaries' purchases of the Company's common stock.

       DATE                                   NUMBER           PRICE                 TOTAL
     PURCHASED             ENTITY            OF SHARES       PER SHARE           PURCHASE PRICE
     --------              ------            ---------       ---------           --------------
     12/10/93               CHC               333,333          1.50                 $ 500,000
     06/08/94               CHC               333,333          3.00                $1,000,000
     01/16/95               CHC               470,588          2.13                $1,000,000
     05/24/95               CHC               117,647          2.13                 $ 250,000
     11/03/95               CHC               218,180          2.75                 $ 599,995
     12/15/95               CHC               218,180          2.75                 $ 599,995
     03/01/96               CHC               109,091          2.75                 $ 300,000
     06/04/96              CP&C               218,181          2.75                 $ 599,998
     06/23/97              CP&C               400,000          1.50                 $ 600,000

Including shares purchased by CHC from third parties, at September 30, 1998, BCBS controls 2,624,623 shares, or approximately 36% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

In June 1997, CP&C purchased 400,000 shares of the Company's common stock for $600,000. The purchase price was below fair value due to lower issuance costs by the Company.

During the Company's fiscal year ended September 30, 1994, UCI-SC purchased a new billing and accounts receivable system from CT for an aggregate purchase price of $504,000. The Company entered into a capital lease agreement for this system, which includes computer equipment. The Company has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 1998 is $267,600, which includes lease addenda.

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

The Company contracted with Adams and Associates for its workers compensation and professional liability insurance coverage through fiscal year 1997. Aggregate premiums paid during the fiscal year ended September 30, 1997 in connection with such policies were approximately $155,000. Adams and Associates contracted with CP&C to be the insurance carrier for the Company's workers compensation insurance coverage. Harold H. Adams, Jr. is the President and owner of Adams and Associates and is also a director of the Company.


11.  EARNINGS PER SHARE

The calculation of basic earnings (loss) per share is based on the weighted average number of shares outstanding (6,545,016 in fiscal 1998, 5,005,081 in fiscal 1997, and 4,294,137 in fiscal 1996).

12.      CONCENTRATION OF CREDIT RISK

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


13.      COMMITMENTS AND CONTINGENCIES

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

14.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $1,463,991, $813,569, and $583,981, in the years ended September 30, 1998, 1997, and 1996, respectively. The Company made income tax payments of $0, $0 and $15,350 in the years ended September 30, 1998, 1997 and 1996, respectively.

Supplemental Non-Cash Financing Activities

Capital lease obligations of $1,138,231, $1,004,837, and $711,569 were incurred in fiscal 1998, 1997, and 1996. Additionally, in February 1995, the Company acquired property which was financed through a note payable in the amount of $400,000.

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

In October 1997, the Company acquired certain assets of a three facility physical therapy practice in Columbia, South Carolina for $856,756 by assuming certain liabilities and issuing 276,976 shares of the common stock of the Company.

In November 1997, the Company acquired certain assets of a medical practice in New Ellenton, South Carolina for $262,004 by paying $17,468 at closing, financing $159,536 with the seller, and issuing 30,223 shares of the common stock of the Company.

In May 1998, the Company acquired certain assets of an seven facility medical practice (five in Georgia and two in Tennessee) for $5,255,437 by assuming certain liabilities, paying $450,010 at closing, financing $800,000 with the seller, and committing to issue 2,901,396 shares of the common stock of the Company.

15.      REALIGNMENT AND OTHER CHARGES

In the fourth quarter of fiscal year 1998, the Company recorded a charge of $4,307,020 for the impairment of goodwill and the accrual of certain estimated operating lease obligations. The impairment charge of $3,702,546 is related to a write-off of $672,322 of goodwill impairment associated with Center closures, $1,808,504 of goodwill impairment of Centers sold or which the Company had agreed to sell as of September 30, 1998 $969,720 related to goodwill impairment on two operating Centers and $252,000 related to changing the estimated life on all goodwill acquired prior to September 30, 1994 from 30 years to 15 years. In addition, the Company accrued $604,475 of estimated operating lease obligations related to closed Centers (this amount is included in the operating costs line item). The leasing obligation will be paid over a remaining term ranging from one to fourteen years. The charge discussed above includes a charge of $1,668,000 related to the sale of the Family Medical Division, consisting of the Springwood Lake Family Practice, Midtown Family Practice and the Woodhill Family Practice. The Company agreed to sell the facilities back to the physicians in September, 1998. The Centers were purchased from the physicians in September 1997. The closing of the sale occurred effective November 1, 1998. The impairment charge was based upon the estimated fair market value of consideration to be received from the sale less directly related costs of sale.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15() of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SIGNATURE                                      TITLE                          DATE
                   ---------                                      -----                          ----
/S/ M.F. MCFARLAND, III, M.D.                     President, Chief Executive Officer
------------------------------                    and Chairman of the Board              January 12, 1999
M.F. McFarland, III, M.D.





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                          DATE
                   ---------                                      -----                          ----

 /S/ M.F. MCFARLAND, III, M.D.                    President, Chief Executive Officer
------------------------------                    and Chairman of the Board              January 12, 1999
M.F. McFarland, III, M.D.

 /S/ JERRY F. WELLS, JR.                          Executive Vice President of Finance
-------------------------------------             and Chief Financial Officer            January 12, 1999
Jerry F. Wells, Jr.

 /S/ RUSSELL J. FRONEBERGER                       Director                               January 12, 1999
-----------------------------
Russell J. Froneberger

 /S/ HAROLD H. ADAMS, JR.                         Director                               January 12, 1999
--------------------------------
Harold H. Adams, Jr.

 /S/ CHARLES M. POTOK                             Director                               January 12, 1999
---------------------------------
Charles M. Potok

 /S/ THOMAS G. FAULDS                             Director                               January 12, 1999
--------------------------------
Thomas G. Faulds

 /S/ ASHBY JORDAN, M.D.                           Director                               January 12, 1999
------------------------------
Ashby Jordan, M.D.

 /S/ JOHN M. LITTLE, Jr., M.D.                    Director                               January 12, 1999
------------------------------
John M. Little, Jr., M.D.

                           UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


   EXHIBIT                                                       PAGE NUMBER OR INCORPORATION
   NUMBER                        DESCRIPTION                            BY REFERENCE TO
--------------   ---------------------------------------------   ------------------------------



     3.1         Amended   and   Restated    Certificate   of    Exhibit 3.1 on the Form
                 Incorporation  of  UCI  Medical  Affiliates,    10-KSB filed for fiscal year
                 Inc. ("UCI")                                    1995



     3.2         Amended and Restated Bylaws of UCI              Exhibit 3.2 on the Form
                                                                 10-KSB filed for fiscal year
                                                                 1995



     3.3         Amendment to Amended and Restated  Bylaws of    Exhibit 3.3 on the Form
                 UCI                                             10-KSB filed for fiscal year
                                                                 1996



     4.1         Convertible Subordinated Debenture of UCI       Exhibit 4.1 on the Form 10-KSB filed for
                 dated October 6, 1997 payable to FPA Medical    fiscal year 1997
                 Management, Inc. (AFPAMM")



     4.2         Stock Purchase Warrant Agreement dated          Exhibit 4.2 on the Form
                 October 6, 1996 between UCI and FPAMM           10-KSB filed for fiscal year
                                                                 1997



    10.1         Facilities Agreement dated May 8, 1984 by        Exhibit 10.1 on the Form
                 and between UCI Medical Affiliates of South      10-KSB filed for fiscal year
                 Carolina, Inc. (AUCI-SC") and Doctor's           1996
                 Care, P.A., as amended September 24, 1984 and
                 January 13, 1995



    10.2         Amendment No. 3 dated  September 17, 1996 to    Exhibit 10.2 on the Form
                 the Facilities  Agreement  listed as Exhibit    10-KSB filed for fiscal year
                 10.1 to this report                             1997



    10.3         Employment  Agreement  dated October 1, 1995    Exhibit 10.4 on the Form
                 between UCI-SC and M.F. McFarland, III, M.D.    10-KSB filed for fiscal year
                                                                 1995



    10.4         Employment  Agreement  dated October 1, 1995    Exhibit 10.5 on the Form
                 between   Doctor's   Care,   P.A.  and  M.F.    10-KSB filed for fiscal year
                 McFarland, III, M.D.                            1995



    10.5         Employment  Agreement dated November 1, 1995    Exhibit 10.6 on the Form
                 between UCI-SC and D. Michael Stout, M.D.       10-KSB filed for fiscal year
                                                                 1995



    10.6         Employment   Agreement   November   1,  1995    Exhibit 10.7 on the Form
                 between  Doctor's Care,  P.A. and D. Michael    10-KSB filed for fiscal year
                 Stout, M.D.                                     1995








   EXHIBIT                                                       PAGE NUMBER OR INCORPORATION
   NUMBER                        DESCRIPTION                            BY REFERENCE TO
--------------   ---------------------------------------------   ------------------------------


    10.7         Lease and License Agreement dated March 30,      Exhibit 10.8 on the Form
                 1994 between Doctor's Care, P.A. and Blue        10-KSB filed for fiscal year
                 Cross Blue Shield of South Carolina              1995


    10.8         Note Payable dated February 28, 1995             Exhibit 10.8 on the Form 10-KSB
                 between UCI-SC, as payor, and Companion          filed for fiscal year 1997
                 Property and Casualty Insurance Company,
                 as payee



    10.9         Revolving Line of Credit dated November 11,     Exhibit 10.9 on the Form 10-KSB filed for
                 1996 between Carolina First Bank and UCI        fiscal year 1997



    10.10        Stock Option  Agreement dated March 20, 1996    Exhibit 10.10 on the Form
                 between UCI and Harold H. Adams, Jr.            10-KSB filed for fiscal year 1997



    10.11        Stock Option  Agreement dated March 20, 1996    Exhibit 10.11 on the Form
                 between UCI and Russell J. Froneberger          10-KSB filed for fiscal year 1997



    10.12        Stock Option  Agreement dated March 27, 1997    Exhibit 10.12 on the Form
                 between UCI and Charles P. Cannon               10-KSB filed for fiscal year 1997



    10.13        Stock Option  Agreement dated March 27, 1997    Exhibit 10.13 on the Form
                 between UCI and Thomas G. Faulds                10-KSB filed for fiscal year 1997



    10.14        Stock Option  Agreement dated March 27, 1997    Exhibit 10.14 on the Form
                 between UCI and Ashby Jordan, M.D.              10-KSB filed for fiscal year 1997



    10.15        Stock Option  Agreement dated March 27, 1997    Exhibit 10.15 on the Form
                 between UCI and Charles M. Potok                10-KSB filed for fiscal year 1997



    10.16        UCI Medical Affiliates,  Inc. 1994 Incentive    Exhibit 10.9 on the Form
                 Stock Option Plan                               10-KSB filed for fiscal year 1995



    10.17        Consulting Agreement dated December 10,         Exhibit 10.17 on the Form
                 1996 between UCI and Global Consulting, Inc.    10-KSB filed for fiscal year 1997

    10.18        Amendment dated August 10, 1998 to                       56
                 Employment Agreement dated October 6, 1995
                 between Doctor's Care, P.A. and M.F.
                 McFarland, III, M.D.

    10.19        Administrative Services Agreement dated         Exhibit 10.19 on the Form
                 April 24, 1998 by and between Doctor's Care     10-QSB filed for the quarter
                 of Georgia, P.C. and UCI Medical Affiliates     ended March 31, 1998
                 of Georgia, Inc.

    10.20        Administrative Services Agreement dated         Exhibit 10.20 on the Form
                 April 24, 1998 by and between Doctor's Care     10-QSB filed for the quarter
                 of Tennessee, P.C. and UCI Medical              ended March 31, 1998
                 Affiliates of Tennessee, Inc.







   EXHIBIT                                                       PAGE NUMBER OR INCORPORATION
   NUMBER                        DESCRIPTION                            BY REFERENCE TO
--------------   ---------------------------------------------   ------------------------------

    10.21        Administrative Services Agreement dated            Exhibit 10.21 on the Form
                 August 11, 1998 between UCI Medical                10-KSB filed for fiscal year
                 Affiliates of South Carolina, Inc. and             1997
                 Doctor's Care, P.A.

    10.22        Stock Purchase Option and Restriction                        61
                 Agreement dated August 11, 1998 by and
                 among M.F. McFarland, III, M.D.; UCI
                 Medical Affiliates of South Carolina, Inc.;
                 and Doctor's Care, P.A.

    10.23        Stock Purchase Option and Restriction                        66
                 Agreement dated September 1, 1998 by and
                 among D. Michael Stout, M.D.; UCI Medical
                 Affiliates of Georgia, Inc.; and Doctor's
                 Care of Georgia, P.C.

    10.24        Stock Purchase Option and Restriction                        71
                 Agreement dated July 15, 1998 by and among
                 D. Michael Stout, M.D.; UCI Medical
                 Affiliates of Georgia, Inc.; and Doctor's
                 Care of Tennessee, P.C.

    10.25        Acquisition Agreement and Plan of               Exhibit 2 on the Form 8-K
                 Reorganization dated February 9, 1998, by       filed February 17, 1998
                 and among UCI Medical Affiliates of
                 Georgia, Inc., UCI Medical Affiliates,
                 Inc., MainStreet Healthcare Corporation;
                 MainStreet Healthcare Medical Group, P.C.;
                 MainStreet Healthcare Medical Group, P.C.;
                 Prompt Care Medical Center, Inc.; Michael
                 J. Dare; A. Wayne Johnson; Penman Private
                 Equity and Mezzanine Fund, L.P.; and Robert
                 G. Riddett, Jr.

    10.26        First Amendment to Acquisition Agreement        Exhibit 2.1 on Form 8-K/A
                 and Plan of Reorganization (included as         filed April 20, 1998
                 Exhibit 10.25 hereof) dated April 15, 1998.

    10.27        Second Amendment to Acquisition Agreement       Exhibit 2.2 on Form 8-K/A
                 and Plan of Reorganization (included as         filed May 28, 1998
                 Exhibit 10.25 hereof) dated May 7, 1998.

    10.28        Conditional Delivery Agreement dated            Exhibit 2.3 on Form 8-K/A
                 effective as of May 1, 1998, by and among       filed July 24, 1998
                 UCI Medical Affiliates, Inc.; UCI Medical
                 Affiliates of Georgia, Inc.; and MainStreet
                 Healthcare Corporation.

    10.29        Amendment to Conditional Delivery Agreement      Exhibit 2.4 on Form 8-K/A
                 dated as of July 21, 1998, by and among UCI      filed July 24, 1998
                 Medical Affiliates, Inc.; UCI Medical
                 Affiliates of Georgia, Inc.; and MainStreet
                 Healthcare Corporation.

    10.30        Second Amendment to Conditional Delivery         Exhibit 2.5 on Form 8-K/A
                 Agreement dated as of December 7, 1998, by       filed on December 7, 1998
                 and among UCI Medical Affiliates, Inc.; UCI
                 Medical Affiliates of Georgia, Inc.; and
                 MainStreet Healthcare Corporation.


     21          Subsidiaries of the Registrant                  Exhibit 21 on the Form
                                                                 10-QSB filed for period
                                                                 ending December 31, 1997





   EXHIBIT                                                       PAGE NUMBER OR INCORPORATION
   NUMBER                        DESCRIPTION                            BY REFERENCE TO
--------------   ---------------------------------------------   ------------------------------



     27          Financial Data Schedule                         Filed separately as Article
                                                                 Type 5 via Edgar

