Form 10QSB
period 1998-12-31
UCI MEDICAL AFFILIATES INC
filed 1999-02-09
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-QSB

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended:     December 31, 1998

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

  6,749,119 shares of $.05 common stock outstanding at January 31, 1999

  Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - December 31, 1998
                           and September 30, 1998                                                  3

                           Consolidated Statements of Operations for the quarters
                           ended December 31, 1998 and December 31, 1997                           4

                           Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 1998 and December 31, 1997                           5

                           Notes to Consolidated Financial Statements                              6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               8 -  13


PART II           OTHER INFORMATION

                  Items 1-6                                                                  14 - 15


SIGNATURES                                                                                        16


                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                     December 31, 1998        September 30,
                                                                                                  1998
                                                                     -------------------    ------------------
                                                                         (unaudited)              (audited)
Assets
Current assets
   Cash and cash equivalents                                           $        384,613       $       335,923
   Accounts receivable, less allowance for doubtful accounts
       of $3,003,568 and $3,758,771                                           8,697,178             8,788,620
   Inventory                                                                    490,341               539,564
   Prepaid expenses and other current assets                                    514,660               875,409
                                                                     -------------------       --------------
Total current assets                                                         10,086,792            10,539,516

Property and equipment less accumulated depreciation of
   $4,029,986 and $3,762,865                                                  5,055,773             5,475,051
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,082,927 and $2,097,149                      9,267,487             9,944,039
Other assets                                                                     41,501               243,677
                                                                     -------------------    ------------------
Total Assets                                                             $   24,451,553         $  26,202,283
                                                                     ===================    ==================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                    $     2,114,883        $    5,540,552
   Current portion of long-term debt payable to employees                        44,377               190,452
   Accounts payable                                                           5,600,072             5,283,023
   Accrued salaries and payroll taxes                                         1,236,107             1,837,880
   Other accrued liabilities                                                  1,326,167             1,406,033

                                                                     -------------------        -------------
Total current liabilities                                                    10,321,606            14,257,940

Long-term debt, net of current portion                                        8,124,025             5,755,502
Long-term debt payable to employees, net of current portion                      65,470               501,783
Common stock to be issued                                                     4,700,262             4,700,262
                                                                     -------------------    ------------------
Total Liabilities                                                            23,211,363            25,215,487
                                                                     -------------------    ------------------

Commitments and contingencies                                                         0                     0

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                     0                     0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 6,749,119 and 7,299,245 shares                    337,456               364,962
   Paid-in capital                                                           17,168,436            17,364,263
   Accumulated deficit                                                     (16,265,702)          (16,742,429)
                                                                     -------------------    ------------------
Total Stockholders' Equity                                                    1,240,190               986,796
                                                                     -------------------    ------------------

Total Liabilities and Stockholders' Equity                               $   24,451,553        $   26,202,283
                                                                     ===================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three Months Ended December 31,
                                                                    1998                    1997
                                                             --------------------     ------------------

Revenues                                                           $   9,681,398         $    8,077,876
Operating costs                                                        8,337,860              8,243,266
                                                             --------------------     ------------------
Operating margin                                                       1,343,538              (165,390)

General and administrative expenses                                       17,817                 25,434
Depreciation and amortization                                            480,513                406,168
                                                             --------------------     ------------------
Income (loss) from operations                                            845,208              (596,992)

Other income (expense)
   Interest expense, net of interest income                            (368,481)              (279,351)
   Gain (loss) on disposal of equipment                                        0                  (439)
                                                             --------------------     ------------------
Other income (expense)                                                 (368,481)              (279,790)

Income (loss) before benefit (provision ) for
   income taxes                                                          476,727              (876,782)
Benefit (provision )for income taxes                                           0                  (558)
                                                             --------------------     ------------------

Net income (loss)                                                 $      476,727         $    (877,340)
                                                               ==================    ===================

Basic earnings (loss) per share                               $              .07         $        (.15)
                                                             ====================     ==================

Basic weighted average common shares outstanding                       6,934,517              6,041,980
                                                             ====================     ==================

Diluted earnings (loss) per share                             $              .07         $         (.14)
                                                             ====================     ==================

Diluted weighted average common shares outstanding                     6,934,574              6,061,945
                                                             ====================     ==================

              The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                   Three Months Ended December 31,
                                                                      1998                 1997
                                                                ------------------    ----------------
Operating activities:
Net income (loss)                                                   $     476,727     $     (877,340)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                      0                 439
      Provision for losses on accounts receivable                         387,238             244,613
      Depreciation and amortization                                       480,513             406,168
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                           (268,722)           (899,080)
   (Increase) decrease in inventory                                             0            (35,508)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      202,177            (50,435)
   Increase (decrease) in accounts payable and accrued
      expenses                                                          (420,680)             562,078
                                                                   ----------------  ----------------

Cash provided by (used in) operating activities                           857,253           (649,065)
                                                                ------------------    ----------------

Investing activities:
Purchases of property and equipment                                     (125,658)           (289,260)
Acquisitions of goodwill                                                 (62,674)           (106,863)
(Increase) decrease in other assets                                       360,749                   0
                                                                 ----------------     ------------------

Cash provided by (used in) investing activities                           172,417           (396,123)
                                                                ------------------    ----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                (519,938)           (125,921)
Increase in long-term debt                                                      0           1,500,000
Payments on long-term debt                                              (461,042)           (343,567)
                                                                ------------------    ----------------

Cash provided by (used in) financing activities                         (980,980)           1,030,512
                                                                ------------------    ----------------

Increase (decrease) in cash and cash equivalents                           48,960            (14,676)
Cash and cash equivalents at beginning of period                          335,923              14,676
                                                                ------------------    ----------------

Cash and cash equivalents at end of period                         $      384,613         $         0
                                                                ==================    ================

              The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), Doctor's Care, P.A., Doctor's Care of Georgia, P.C., and Doctor's Care of Tennessee, P.C. (the three together as the "P.A."). (As used herein, the term "Company" refers to UCI, UCI-SC, UCI-GA, and the P.A., collectively.) Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

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

The method of computing the management fees is based on billings of the affiliated practices less the amounts necessary to pay professional compensation and other professional expenses. In all cases, these fees are meant to compensate the Company for expenses incurred in providing covered services, plus a profit. These interests are unilaterally salable and transferable by the Company and fluctuate based upon the actual performance of the operations of the professional corporation.

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers, while other physicians are salaried. A few of the physicians have incentive compensation arrangements which are contractually based upon factors such as productivity, collections and quality.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Significant estimates are discussed in the footnotes, as applicable, of the Form 10-KSB for the year ended September 30, 1998.

The Company operates as one segment.

                                     PART I
                              FINANCIAL INFORMATION
                                     ITEM 2


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which the Company believes, is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of December 31, 1998 and 1997, the P.A.'s employed 95 and 98 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations

     Revenues of $9,681,000 for the quarter ended December 31, 1998 reflect an increase of 20% from those of the quarter ended December 31, 1997.

This increase in revenue is attributable to a number of factors. The Company engaged in expansion, increasing the number of medical centers from 40 to 41. This expansion included the addition of seven centers in May 1998 and the closure or divestiture of six centers during fiscal year 1998, for a net addition of one center.

The seven additions were:

1.     Doctor's Care Stone Mountain        Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                      Healthcare, Inc. as part of five centers in
                                                                      Atlanta, Georgia and two in Knoxville,
                                                                      Tennessee.

2.     Doctor's Care Tucker                Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                      Healthcare, Inc. as part of five centers in
                                                                      Atlanta, Georgia and two in Knoxville,
                                                                      Tennessee.

3.                                                                    Doctor's Care Lawrenceville
                                                                      Atlanta,
                                                                      GA  Region
                                                                      Acquired
                                                                      in     May
                                                                      1998  from
                                                                      MainStreet
                                                                      Healthcare,
                                                                      Inc.    as
                                                                      part    of
                                                                      five
                                                                      centers in
                                                                      Atlanta,
                                                                      Georgia
                                                                      and two in
                                                                      Knoxville,
                                                                      Tennessee.

4.     Doctor's Care Austell               Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                      Healthcare, Inc. as part of five centers in
                                                                      Atlanta, Georgia and two in Knoxville,
                                                                      Tennessee.

5.     Doctor's Care Snellville            Atlanta, GA Region         Acquired in May 1998 from MainStreet
                                                                      Healthcare, Inc. as part of five centers in
                                                                      Atlanta, Georgia and two in Knoxville,
                                                                      Tennessee.

6.                                                                    Doctor's
                                                                      Care
                                                                      Knoxville
                                                                      West
                                                                      Knoxville,
                                                                      TN  Region
                                                                      Acquired
                                                                      in     May
                                                                      1998  from
                                                                      MainStreet
                                                                      Healthcare,
                                                                      Inc.    as
                                                                      part    of
                                                                      five
                                                                      centers in
                                                                      Atlanta,
                                                                      Georgia
                                                                      and two in
                                                                      Knoxville,
                                                                      Tennessee.

7.                                                                    Doctor's
                                                                      Care
                                                                      Knoxville
                                                                      North
                                                                      Knoxville,
                                                                      TN  Region
                                                                      Acquired
                                                                      in     May
                                                                      1998  from
                                                                      MainStreet
                                                                      Healthcare,
                                                                      Inc.    as
                                                                      part    of
                                                                      five
                                                                      centers in
                                                                      Atlanta,
                                                                      Georgia
                                                                      and two in
                                                                      Knoxville,
                                                                      Tennessee.

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


The revenue from the centers that were operating during the first quarter of fiscal year 1999 but not during the first quarter of fiscal year 1998 was approximately $1,242,000. This increase in revenue would be offset by the loss of revenue for the six centers that were operating for all or portions of the first quarter of fiscal year 1998 but not during the first quarter of fiscal year 1999 of approximately $590,000. The net difference of approximately $652,000 represents approximately 41% of the total growth from quarter to quarter of $1,603,000.

The remainder of the growth in quarter to quarter revenue of approximately $951,000 is the result of "same store" growth. Patient encounters increased to approximately 127,000 in the first quarter of fiscal year 1999 from 115,000 in the first quarter of fiscal year 1998.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 19,000 lives at December 31, 1998. Two of these HMOs use a capitation scheme for payments and two pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue decreased from approximately $900,000 in the first quarter of fiscal year 1998 to approximately $360,000 in the first quarter of fiscal year 1999. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment scheme to a discounted fee-for-service scheme during the middle of fiscal year 1998.

The Company currently negotiates contracts with two HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 4% of the Company's net revenue in the first quarter of fiscal year 1999 compared to 11% the first quarter of fiscal year 1998.

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

The following table breaks out the Company's revenue and patient visits by revenue source for the first quarter of fiscal years 1999 and 1998.

                                                                  Percent of                  Percent of
                              Payor                             Patient Visits                 Revenue
          ----------------------------------------------    ------------------------    -----------------------
                                                               1999         1998           1999        1998
                                                            ------------ -----------    ------------ ----------
                                                                19           23             19          24
          Patient Pay
                                                                11           10              8           8
          Employer Paid
                                                                10           13             10          13
          HMO
                                                                 8           8              12          11
          Workers Compensation
                                                                10           11              7           7
          Medicare/Medicaid
                                                                34           30             34          30
          Managed Care Insurance
                                                                 8           5              10           7
          Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,344,000 was earned during the first quarter of fiscal 1999 as compared to an operating deficit of $165,000 for the first quarter of fiscal 1998.

Management believes that this margin improvement is mainly the result of the closure or divestiture of several unprofitable centers discussed above and the reduction of corporate overhead through personnel costs reductions. These decisions were in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

Depreciation and amortization expense increased to $481,000 in the first quarter of fiscal 1999, up from $406,000 in the first quarter of fiscal 1998. This increase reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices as noted above. Interest expense increased from $279,000 in the first quarter of fiscal 1998 to $368,000 in the first quarter of fiscal 1999 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers and for the usage of the operating line of credit.

Financial Condition at December 31, 1998

     Cash and cash equivalents increased by $49,000 during the quarter ended December 31, 1998 mainly as a result of the margin improvement.

Accounts receivable decreased slightly during the quarter, reflecting an increased emphasis on collections during the quarter.

The reduction in goodwill is attributable to the closure or divestiture of the centers noted above and the write-off of the related goodwill in fiscal year 1998.

Long-term debt decreased from $11,989,000 at September 30, 1998 to $10,348,000 at December 31, 1998 primarily as a result of indebtedness retired in the divestiture of the three Family Practice Centers discussed earlier. The Company's line of credit balance was also temporarily lower at quarter end. This balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

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

The  Company  has  a  $7,000,000   bank  line  of  credit  with  an  outstanding
indebtedness of approximately $3,200,000 at December 31, 1998. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 8.25% as of September 30, 1998.) The line of credit is used to fund the working capital needs of the Company's expansion. This debt was classified as current at September 30, 1998 due to a technical covenant default that was resolved with the lender during the quarter ended December 31, 1998 and is, therefore, reclassified as long-term at December 31, 1998.

As of December 31, 1998, the Company had no material commitments for capital expenditures.

Operating activities produced $857,000 of cash during the first quarter of fiscal year 1999, compared with using $649,000 during the first quarter of fiscal year 1998. This improvement was mainly the result of the improvement in the operating margin and in accounts receivable collections.

Investing activities produced $172,000 in cash mainly as the result of the Company selling a piece of investment property for approximately $225,000 (sold for approximately the recorded book value).

Financing activities utilized $981,000 in cash during the quarter for debt reduction. Approximately $500,000 of this was temporary in nature due to the daily fluctuation of the primary line of credit.

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

The Company has determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) must be upgraded to make the systems Year 2000 compliant. The Company estimates that the cost of upgrading these accounting systems will be approximately $50,000 and that the upgrade will be completed before the end of fiscal year 1999. As of December 31, 1998, the Company had expended approximately $5,000 to remedy this problem.

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

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-QSB that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION



Item 1            Legal Proceedings

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that, which is immaterial in amount of damages sought.


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

                  (b) Reports on Form 8-K.

                      The Company filed a Form 8-K/A on October 13, 1998 to amend the Form 8-K filed on February 17, 1998 and the Forms 8-K/A filed on April 20, 1998, May 28, 1998, July 24, 1998 and August 13, 1998, all of which related to the Acquisition Agreement and Plan of Reorganization dated February 9, 1998 by and among UCI Medical Affiliates, Inc., UCI Medical Affiliates of Georgia, Inc., MainStreet Healthcare Corporation and certain of its affiliated entities. The Form 8-K/A was filed to include the revised pro forma financial statements required by Item 7 of Form 8-K.

                      The Company filed a Form 8-K/A on December 7, 1998 to amend the Form 8-K filed on February 17, 1998 and the Forms 8-K/A filed on April 20, 1998, May 28, 1998, July 24, 1998, August 13, 1998, and October 13, 1998, all of
                      which related to the Acquisition Agreement and Plan of Reorganization dated February 9, 1998 by and among UCI Medical Affiliates, Inc., UCI Medical Affiliates of Georgia, Inc., MainStreet Healthcare Corporation and certain of its affiliated entities. The Form 8-K/A was filed to include an additional exhibit to the Form 8-K.

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



Date:  February 9, 1999

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