Form 10-Q
period 1999-03-31
UCI MEDICAL AFFILIATES INC
filed 1999-05-10
CIK 737561

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 1999
                                    ----------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from:                     to

Commission file number:          0-13265

                     UCI MEDICAL AFFILIATES, INC,
          (Exact name of Registrant as specified in its charter)

     Delaware                                        59-2225346
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
          or organization)

1901 Main  Street,  12th Floor,  Mail Code 1105,  Columbia,  SC 29201
               (Address of principal executive offices)

                              (803) 252-3661
               (Registrant's telephone number including area code)

    (Former name, address or fiscal year, if changed since last report)

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

 9,650,515 shares of $.05 common stock outstanding at March 31, 1999

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Consolidated Balance Sheets - March 31, 1999
                           and September 30, 1998                                                    3

                           Consolidated Statements of Operations for the quarters and
                           the six months ending March 31, 1999 and March 31, 1998                   4

                           Consolidated Statements of Cash Flows for the six months
                           ending March 31, 1999 and March 31, 1998                                  5

                           Notes to Consolidated Financial Statements                                6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    8-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk               14


PART II           OTHER INFORMATION

                  Items 1-6                                                                      15-17


SIGNATURES                                                                                          18


EXHIBIT INDEX                                                                                       19

                                          UCI MEDICAL AFFILIATES, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 1999        September 30, 1998
                                                                   --------------------    ----------------------
                                                                         (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                         $         364,705       $      335,923
   Accounts receivable, less allowance for doubtful accounts
       of $1,881,108 and $3,758,771                                          9,035,578            8,788,620
   Inventory                                                                   490,341              539,564
   Prepaid expenses and other current assets                                   975,602              875,409
                                                                   --------------------    ----------------------
Total current assets                                                        10,866,226           10,539,516

Property and equipment, less accumulated depreciation of
   $4,329,823 and $3,762,865                                                 4,769,433            5,475,051
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,266,094 and $2,097,149                     9,080,090            9,944,039
Other assets                                                                    41,501              243,677
                                                                   --------------------    ----------------------
Total Assets                                                           $    24,757,250         $ 26,202,283
                                                                   ====================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                  $      1,666,703        $   5,540,552
   Current portion of long-term debt payable to employees                       42,507              190,452
   Accounts payable                                                          5,383,018            5,283,023
   Accrued salaries and payroll taxes                                        1,316,322            1,837,880
   Other accrued liabilities                                                   988,084            1,406,033
                                                                 ----------------------    --------------------
Total current liabilities                                                    9,396,634           14,257,940

Long-term debt, net of current portion                                       8,728,210            5,755,502
Long-term debt payable to employees, net of current portion                     56,405              501,783
Common stock to be issued                                                            0            4,700,262
                                                                   --------------------    ----------------------
                                                                   --------------------    ----------------------
Total Liabilities                                                           18,181,249           25,215,487
                                                                   --------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                    0                    0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 7,299,245
         shares                                                                482,528              364,962
   Paid-in capital                                                          21,723,626           17,364,263
   Accumulated deficit                                                    (15,630,153)          (16,742,429)
                                                                   --------------------    ----------------------
Total Stockholders' Equity                                                   6,576,001              986,796
                                                                   --------------------    ----------------------
Total Liabilities and Stockholders' Equity                             $    24,757,250        $ 26,202,283
                                                                   ====================    ======================

The   accompanying   notes  are  an  integral  part  of  these consolidated
financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three Months Ended March 31,              Six Months Ended March 31,
                                                    ----------------------------------     -------------------------------------
                                                         1999               1998                1999                 1998
                                                    ---------------     --------------     ---------------      ----------------

Revenues                                              $ 10,472,842         $8,614,687       $  20,154,240          $ 16,692,563
Operating costs                                          8,878,580          8,069,557          17,216,440            16,312,823
                                                    ---------------     --------------     ---------------      ----------------
Operating margin                                         1,594,262            545,130           2,937,800               379,740

General and administrative expenses                         25,833             20,654              43,650                46,088
Depreciation and amortization                              491,669            421,846             972,183               828,014
                                                    ---------------     --------------     ---------------      ----------------
Income (loss) from operations                            1,076,760            102,630           1,921,967             (494,362)

Other income (expense)
   Interest expense, net of interest income              (379,434)          (276,609)           (747,914)             (555,960)
   Gain (loss) on disposal of equipment                   (61,777)                 0              (61,777)                (439)
                                                    ---------------     --------------     ---------------      ----------------
Other income (expense)                                   (441,211)          (276,609)           (809,691)             (556,399)

Income (loss) before benefit (provision )for
   income taxes                                            635,549          (173,979)           1,112,276           (1,050,761)
Benefit (provision )for income taxes                             0                 0                    0                 (558)
                                                    ---------------     --------------     ---------------      ----------------

Net income (loss)                                    $     635,549        $ (173,979)      $    1,112,276          $(1,051,319)
                                                     ==============     ===============    ===============      ==============

Basic earnings (loss) per share                      $         .08         $    (.03)      $          .15          $      (.17)
                                                    ===============     ==============     ===============      ================

Basic weighted average common shares
   outstanding                                           7,909,721          6,063,335           7,416,761             6,052,540
                                                    ===============     ==============     ===============      =================
Diluted earnings (loss) per share                    $         .08         $     (.03)     $          .15          $       (.17)
                                                    ===============     ==============     ===============      =================
Diluted weighted average common shares
  outstanding                                            7,915,390          6,078,635           7,422,655             6,069,465
                                                    ===============     ==============     ===============      =================

The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                     UCI MEDICAL AFFILIATES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                      Six Months Ended March 31,
                                                                ----------------------------------------
                                                                      1999                  1998
                                                                ------------------    ------------------
Operating activities:
Net income (loss)                                                  $    1,112,276         $  (1,051,319)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                                 61,777                   439
      Provision for losses on accounts receivable                         806,120               502,966
      Depreciation and amortization                                       972,183               828,013
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                         (1,026,004)           (1,059,231)
   (Increase) decrease in inventories                                           0              (41,508)
   (Increase) decrease in prepaid expenses and other
      current assets                                                    (206,772)             (323,309)
   Increase (decrease) in accounts payable and accrued
      expenses                                                          (772,241)               840,420
                                                                ------------------    ------------------

Cash provided by (used in) operating activities                           947,339             (303,529)
                                                                ------------------    ------------------

Investing activities:
Purchases of property and equipment                                     (210,668)              (544,653)
Disposals of property and equipment                                        38,518                     0
Acquisitions of goodwill                                                 (75,336)              (182,991)
(Increase) decrease in other assets                                       202,177                 2,380
                                                                ------------------    ------------------

Cash provided by (used in) investing activities                          (45,309)              (725,264)
                                                                ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                (151,037)                94,156
Increase in long-term debt                                                     0              1,575,893
Payments on long-term debt                                              (722,211)              (655,932)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                         (873,248)             1,014,117
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                           28,682               (14,676)
Cash and cash equivalents at beginning of period                          335,923                14,676
                                                                ------------------    ------------------

Cash and cash equivalents at end of period                           $    364,705      $              0
                                                                ==================    ==================

The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                           UCI MEDICAL AFFILIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s. Through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers, while other physicians are salaried. A few of the physicians have incentive compensation arrangements, which are contractually based upon factors such as productivity, collections and quality.

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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company.

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

Results of Operations
For the Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

Revenues of $10,473,000 for the quarter ending March 31, 1999 reflect an increase of 22% from those of the quarter ending March 31, 1998.

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

     3. Doctor's Care Lawrenceville Atlanta, GA Region                Acquired in May 1998 from MainStreet
                                                                      Healthcare,  Inc. as part of five centers in Atlanta,
                                                                      Georgia and twoin Knoxville, Tennessee.

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

The revenue from the centers that were operating during the second quarter of fiscal year 1999 but not during the second quarter of fiscal year 1998 was approximately $1,168,000. This increase in revenue would be offset by the loss of revenue for the six centers that were operating for all or portions of the second quarter of fiscal year 1998 but not during the second quarter of fiscal year 1999 of approximately $910,000. The net revenue increase of approximately $258,000 represents approximately 14% of the total growth from quarter to quarter of $1,858,000.

The remainder of the growth in quarter to quarter revenue of approximately $1,600,000 is the result of "same store" growth. Patient encounters increased to approximately 134,000 in the second quarter of fiscal year 1999 from 119,000 in the second quarter of fiscal year 1998.

During the past several fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 19,000 lives at March 31, 1999. Two of these HMOs use a capitation scheme for payments and two pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue decreased from approximately $852,000 in the second quarter of fiscal year 1998 to approximately $330,000 in the second quarter of fiscal year 1999. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment method to a discounted fee-for-service method during the middle of fiscal year 1998.

The Company currently negotiates contracts with two HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receives a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 3% of the Company's net revenue in the second quarter of fiscal year 1999 compared to 11% the first quarter of fiscal year 1998.

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

Increased and sustained revenues in fiscal years 1999 and 1998 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry.

The following table breaks out the Company's revenue and patient visits by revenue source for the second quarter of fiscal years 1999 and 1998.

                                                                  Percent of                  Percent of
                              Payor                             Patient Visits                 Revenue
          ----------------------------------------------    ------------------------    -----------------------
                                                               1999         1998           1999        1998
                                                            ------------ -----------    ------------ ----------
                                                                19           22             19          23
          Patient Pay
                                                                13           13              8          10
          Employer Paid
                                                                11           12             10          11
          HMO
                                                                 8           9              11          12
          Workers Compensation
                                                                 9           9               6           6
          Medicare/Medicaid
                                                                33           30             35          31
          Managed Care Insurance
                                                                 7           5              11           7
          Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,594,262 was earned during the second quarter of fiscal 1999 as compared to an operating margin of $545,130 for the second quarter of fiscal 1998.

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

Depreciation and amortization expense increased to $492,000 in the second quarter of fiscal 1999, up from $422,000 in the second quarter of fiscal 1998. This increase reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices as noted above. Interest expense increased from $277,000 in the second quarter of fiscal 1998 to $379,000 in the second quarter of fiscal 1999 primarily as a result of the interest costs associated with the indebtedness incurred in the Company's purchase of these assets and centers and for the usage of the operating line of credit.

For the Six Months Ended March 31, 1999 as Compared to the Six Months Ended March 31, 1998

Revenues of $20,154,000 reflect an increase of 21% from the same period in fiscal year 1998 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 261,000 for the six months ended March 31, 1999 from 234,000 for the six months ended March 31, 1998.

Financial Condition at March 31, 1999

Cash and cash equivalents increased by $29,000 during the six months ended March 31, 1999 primarily as a result of the margin improvement.

Accounts receivable as of March 31, 1999 increased 3% compared to September 30, 1998, reflecting the addition of the new centers and the overall growth in patient visits to existing centers.

The reduction in the excess of cost over fair value of assets acquired from September 30, 1998 as compared to March 31, 1999 is attributable to the closure or divestiture of the centers noted above and the write-off of the related goodwill in fiscal year 1998 as well as amortization expense during the six months ended March 31, 1999.

Long-term debt decreased from $11,989,000 at September 30, 1998 to $10,494,000 at March 31, 1999 primarily as a result of indebtedness retired in the divestiture of the three Family Practice Centers discussed earlier. The Company's line of credit balance was also temporarily lower at March 31, 1999 as compared to September 30, 1998. This balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

The Company acquired substantially all of the assets of MainStreet Healthcare ("MHC") effective for accounting purposes as of May 1, 1998 ("the Acquisition"). As partial consideration for the Acquisition, the Company delivered to MHC at the closing a Conditional Delivery Agreement which required the Company to issue to MHC 2,901,396 shares of the common stock of the Company upon the approval to increase the number of authorized shares of the Company by the shareholders. These shares were recorded as "Common stock to be issued" on the September 30, 1998 balance sheet. Shareholder approval was obtained at the February 24, 1999 shareholder meeting and the liability has been reclassified to stockholder equity on the March 31, 1999 balance sheet.

Overall, the Company's current assets exceeded its current liabilities at March 31, 1999 by $1,469,000.

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

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of approximately $3,493,000 at March 31, 1999. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 8.25% as of September 30, 1998.) The line of credit is used to fund the working capital needs of the Company's expansion. This debt was classified as current at September 30, 1998 due to a technical covenant default that was resolved in January 1999 with the lender and is, therefore, reclassified as long-term at the December 31, 1998 and March 31, 1999 balance sheet dates.

As of March 31, 1999, the Company had no material commitments for capital expenditures.

Operating activities produced $947,000 of cash during the six months ended March 31, 1999, compared with using $304,000 during the same period in the prior fiscal year. This improvement was mainly the result of the improvement in the operating margin and in accounts receivable collections.

Investing activities used only $45,000 in cash during the six months ended March 31, 1999 mainly as the result of the Company selling a piece of investment property for approximately $225,000 (sold for approximately the recorded book value).

Financing activities utilized $873,000 in cash during the six month period for debt reduction. Approximately $300,000 of this was temporary in nature due to the daily fluctuation of the primary line of credit.

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

The Company has determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) must be upgraded to make the systems Year 2000 compliant. The Company estimates that the cost of upgrading these accounting systems will be approximately $50,000 and that the upgrade will be completed before the end of fiscal year 1999. As of March 31, 1999, the Company had expended approximately $10,000 to remedy this problem.

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

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

                                   ITEM 3


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes credit facilities with financial institutions used to maintain liquidity and fund the Company's business operations, as well as notes payable to various third parties in connection with certain acquisitions of property and equipment. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

Approximately $6,000,000 of the Company's debt at March 31, 1999 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Company's debt at March 31, 1999 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 1999, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

                                     PART II

                                OTHER INFORMATION



Item 1            Legal Proceedings

                  The Company is not a party to any pending litigation other than routine litigation incidental to the business or that which is immaterial in amount of damages sought.

Item 2            Changes in Securities

                  During the three months ended March 31, 1999, the securities identified below were issued by the Company without registration under the Securities Act of 1933. In each case, all of the securities were issued pursuant to the exemption from registration contained in Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication.

                  On February 24, 1999, the Company issued an aggregate of 2,01,396 shares of its Common Stock to MainStreet Healthcare Corporation ("MHC") pursuant to the terms of a Conditional Delivery Agreement dated May 13, 1998 between MHC and a subsidiary of the Company. The Conditional Delivery Agreement was executed in connection with the closing on May 13, 1998 of the Acquisition by the Company of substantially all of the assets and certain of the liabilities of MHC. The shares issued pursuant to the Conditional Delivery Agreement were issued as partial payment of the purchase price in connection with the Acquisition from MHC.

                  On March 3, 1999, the Company issued common stock purchase warrants for the purchase of 150,000 shares of the Company's common stock to Allen & Company as partial payment of financial advisory and placement agent services fee in connection with the Company's May 1998 private placement of common stock. The warrants are exercisable at any time during their five-year term at a price per share of $1.00.

                  On March 8, 1999, the Company issued common stock purchase warrants for the purchase of 150,000 shares of the Company's common stock to Laidlaw Global Securities, Inc. as partial payment of certain financial advisory services fees in connection with the Company's May 1998 private placement of common stock. The warrants are exercisable at any time during their five-year term at a price per share of $1.50.


Item 3            Defaults upon Senior Securities

                  This item is not applicable.

Item 4            Submission of Matters to a Vote of Security Holders

                  On February 24, 1999, the annual meeting of the shareholders of the Company was held and the following actions were taken:

                  The shares of Common Stock represented at the meeting were voted to approve the issuance of shares of Common Stock in connection with the Company's acquisition in May 1998 of substantially all of the assets and certain liabilities of MainStreet Healthcare Corporation as follows:

              Number
              Voting             For           Against          Abstain
           -------------     ------------     -----------      -----------
             4,547,226         4,305,332        238,020           3,874

                  The shares of Common Stock represented at the meeting were voted to approve the issuance of the Warrants in connection with the Company's May 1998 Private Placement of Common Stock as follows:

              Number
              Voting             For           Against          Abstain
           -------------     ------------     -----------      -----------
             4,547,226         4,302,426        237,817           6,983

                  The shares of Common Stock represented at the meeting were voted to approve an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 10 million shares to 50 million shares as follows:

              Number
              Voting             For           Against          Abstain
           -------------     ------------     -----------      -----------
            4,547,227         4,384,229        159,214           3,784

The shares of Common Stock  represented  at the meeting were voted to elect
A. Wayne Johnson, Ashby M. Jordan, M.D. and John M. Little, Jr., M.D. to the Board of Directors for terms expiring in 2001, as follows:

                              Number                          Withhold
                              Voting           For           Approval
                             ------------    ------------    -------------

A. Wayne Johnson             5,238,194       4,990,619          247,575
Ashby M. Jordan, M.D.        5,238,194       5,046,533          191,661
John M. Little, Jr., M.D.    5,238,194       5,046,533          191,661

Four other Directors, Harold H. Adams, Jr., Thomas G. Faulds, M.F. McFarland, III, M.D., and Charles M. Potok whose terms expire in 1999, 1999, 2000 and 2000, respectively, continued to serve as elected.

                  The shares of Common Stock represented at the meeting were voted to approve the adoption of the 1999 Stock Incentive Plan for officers, directors, employees and consultants, as follows:


                 Number
                 Voting             For           Against          Abstain
              -------------     ------------     -----------      -----------
               4,547,227         4,487,285         58,760           1,182

                  The shares of Common Stock represented at the meeting were voted against the one-for-five reverse stock split as follows:


                 Number
                 Voting             For           Against          Abstain
              -------------     ------------     -----------      -----------
               5,238,194         1,434,071       3,803,347           776

                  The shares of Common Stock represented at the meeting were voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ended September 30, 1998, as follows:


                 Number
                 Voting             For           Against          Abstain
              -------------     ------------     -----------      -----------
               5,238,195         5,229,117         7,647            1,431


Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits and Reports on Form 8-K

                  (a) Exhibits. The exhibits included on the attached Exhibit Index are filed as part of this report.

                  (b)  Reports on Form 8-K.

                      None.

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




Date:  May 10, 1999

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