Form 10-Q
period 1999-06-30
UCI MEDICAL AFFILIATES INC
filed 1999-08-11
CIK 737561

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549
                                                 Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended:                      June 30, 1999
                                    ------------------------------

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

     9,650,515 shares of $.05 common stock outstanding at July 31, 1999

                                       UCI MEDICAL AFFILIATES, INC.

                                                   INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 1999
                           and September 30, 1998                                                     3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 1999 and June 30, 1998                     4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 1999 and June 30, 1998                                     5

                           Notes to Condensed Consolidated Financial Statements                  6 -  7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   8 - 14

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                15


PART II           OTHER INFORMATION

                  Items 1-6                                                                          16


SIGNATURES                                                                                           17


EXHIBIT INDEX                                                                                        18


                                       UCI Medical Affiliates, Inc.

                                   Condensed Consolidated Balance Sheets

                                                                 June 30, 1999           September 30, 1998
                                                                 --------------------    ------------------------
                                                                     (unaudited)                (audited)
Assets
Current assets
   Cash and cash equivalents                                     $            73,763         $           335,923
   Accounts receivable, less allowance for doubtful accounts
       of $887,299 and $3,758,771                                          8,608,169                   8,788,620
   Inventory                                                                 490,341                     539,564
   Prepaid expenses and other current assets                                 622,825                     875,409
                                                                 --------------------    ------------------------
Total current assets                                                       9,795,098     -----------------------
                                                                                                      10,539,516

Property and equipment, less accumulated depreciation of
   $4,629,937 and $3,762,865                                               4,721,376                   5,475,051
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,460,969 and $2,097,149                   8,889,622                   9,944,039
Other assets                                                                  41,501                     243,677
                                                                 --------------------    ------------------------
Total Assets                                                        $     23,447,597           $      26,202,283
                                                                 ====================    ========================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                               $       1,654,804          $        5,540,552
   Current portion of long-term debt payable to employees                     45,246                     190,452
   Accounts payable                                                        3,723,918                   5,283,023
   Accrued salaries and payroll taxes                                      1,659,333                   1,837,880
   Other accrued liabilities                                                 972,087     -----------------------
                                                                                                       1,406,033
                                                                                         ------------------------
                                                                 --------------------
Total current liabilities                                                  8,055,388                  14,257,940

Long-term debt, net of current portion                                     8,505,493                   5,755,502
Long-term debt payable to employees, net of current portion                   42,626                     501,783
Common stock to be issued                                                          0                   4,700,262
                                                                 --------------------    ------------------------
                                                                 --------------------    ------------------------
Total Liabilities                                                         16,603,507                  25,215,487
                                                                 --------------------    ------------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                  0                           0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 7,299,245
      Shares                                                                 482,528                     364,962
   Paid-in capital                                                        21,723,626                  17,364,263
   Accumulated deficit                                                  (15,362,064)                (16,742,429)
                                                                 --------------------     -----------------------
Total Stockholders' Equity                                                 6,844,090                     986,796
                                                                 --------------------     -----------------------
Total Liabilities and Stockholders' Equity                          $     23,447,597          $       26,202,283
                                                                 ====================     =======================
                     See Notes to Condensed Consolidated Financial Statements.

                                       UCI Medical Affiliates, Inc.

                              Condensed Consolidated Statements of Operations
                                                (unaudited)

                                                        Three Months Ended June 30,               Nine Months Ended June 30,
                                                    ------------------------------------     -------------------------------------
                                                         1999                1998                  1999                1998
                                                    ---------------     ----------------     -----------------    ----------------

Revenues                                                $9,956,512           $9,932,868        $   30,110,753       $  26,625,431
Operating costs                                          8,852,797            9,436,121            26,069,237          25,748,944
                                                    ---------------     ----------------     -----------------    ----------------
Operating margin                                         1,103,715              496,747             4,041,516
                                                                                                                          876,487

General and administrative expenses                         24,777               20,729                68,428
                                                                                                                           66,817
Depreciation and amortization                              495,532              521,837             1,467,715           1,349,851
                                                    ---------------     ----------------     -----------------    ----------------
Income (loss) from operations                              583,406             (45,819)             2,505,373
                                                                                                                        (540,181)

Other income (expense)
   Interest expense, net of interest income              (311,849)            (290,904)           (1,059,763)           (846,864)
   Gain (loss) on disposal of equipment                    (3,468)               27,654              (65,245)              27,215
                                                    ---------------     ----------------     -----------------    ----------------
Other income (expense)                                   (315,317)            (263,250)           (1,125,008)           (819,649)

Income (loss) before benefit (provision )for
   income taxes                                            268,089            (309,069)             1,380,365         (1,359,830)
Benefit (provision )for income taxes                             0                                          0
                                                                                      0                                     (558)
                                                    ---------------     ----------------     -----------------    ----------------

Net income (loss)                                      $   268,089           $(309,069)       $     1,380,365        $(1,360,388)
                                                                        ================     =================    ================
                                                    ===============

Basic earnings (loss) per share                                  $       $        (.05)                     $                   $
                                                               .03                                        .17               (.22)
                                                    ===============     ================     =================    ================

Basic weighted average common shares
  outstanding                                            9,650,515            6,745,399             8,161,360           6,290,844
                                                    ===============     ================     =================    ================

Diluted earnings (loss) per share                                $       $        (.05)                     $     $         (.22)
                                                               .03                                        .17
                                                    ===============     ================     =================    ================

Diluted weighted average common shares
  outstanding                                            9,657,734            6,756,273             8,167,747           6,309,164
                                                    ===============     ================     =================    ================

                         See Notes to Condensed Consolidated Financial Statements.


                                       UCI Medical Affiliates, Inc.

                              Condensed Consolidated Statements of Cash Flows

                                                (unaudited)

                                                                      Nine Months Ended June 30,
                                                                ----------------------------------------
                                                                      1999                  1998
                                                                ------------------    ------------------
Operating activities:
Net income (loss)                                                    $  1,380,365         $ (1,360,388)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                 65,245              (27,215)
      Provision for losses on accounts receivable                       1,270,585               897,237
      Depreciation and amortization                                     1,467,714             1,349,851
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                         (1,233,060)           (2,835,232)
   (Increase) decrease in inventories                                           0             (163,837)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      146,007             (433,935)
   Increase (decrease) in accounts payable and accrued
      expenses                                                        (1,086,511)             1,595,322
                                                                                      ------------------
                                                                ------------------

Cash provided by (used in) operating activities                         2,010,345             (978,197)
                                                                ------------------    ------------------

Investing activities:
Purchases of property and equipment                                     (359,114)             (731,285)
Disposals of property and equipment                                        41,083                 1,500
Acquisitions of goodwill                                                 (79,743)             (933,554)
(Increase) decrease in other assets                                       202,177                 2,878
                                                                                      ------------------
                                                                ------------------

Cash provided by (used in) investing activities                         (195,597)           (1,660,461)
                                                                ------------------    ------------------

Financing activities:
Issuance of common stock, net of redemptions & expense                          0             1,103,700
Net borrowings (payments) under line-of-credit agreement                (209,206)             (570,632)
Increase in long-term debt                                                      0             2,088,523
Book overdraft (included in accounts payable)                           (847,819)             1,020,709
Payments on long-term debt                                            (1,019,883)           (1,018,318)
                                                                ------------------    ------------------

Cash provided by (used in) financing activities                       (2,076,908)             2,623,982
                                                                ------------------    ------------------

Increase (decrease) in cash and cash equivalents                        (262,160)              (14,676)
Cash and cash equivalents at beginning of period                          335,923                14,676
                                                                ------------------    ------------------
                                                                ------------------

Cash and cash equivalents at end of period                       $         73,763                     $
                                                                                                      0
                                                                ==================    ==================

                         See Notes to Condensed Consolidated Financial Statements

                                       UCI MEDICAL AFFILIATES, INC.

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

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


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

In May 1998, the Company acquired certain assets of a seven facility medical practice (five in Georgia and two in Tennessee) for $5,255,437 by assuming certain liabilities, paying $450,010 at closing, financing $800,000 with the seller, and committing to issue 2,901,396 shares of the common stock of the Company. In February 1999, the shares were issued to the seller with the Board's approval.

In exchange for the return of 550,082 shares of the Company's stock, the Company sold the three centers of the Springwood Lake Family Practice back to the physicians in November 1998. The centers were purchased from the physicians in September 1997. The three centers were operated by the Company as Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 65% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. A few of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of June 30, 1999 and 1998, the P.A.'s employed 93 and 120 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations
For the Three Months Ended June 30, 1999 as Compared to the Three Months Ended June 30, 1998

Revenues of $9,957,000 for the quarter ending June 30, 1999 are virtually flat as compared to those of the quarter ending June 30, 1998. However, the lack of a significant change in quarter to quarter revenue is misleading. The Company engaged in expansion and in divestiture. This expansion included the addition of seven centers in May 1998 and the closure or divestiture of six centers during fiscal year 1998, for a net addition of one center. The Company operates 40 centers as of June 30, 1999.

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

3.                                                              Doctor's
                                                                Surgical   Group
                                                                Columbia,     SC
                                                                Region      This
                                                                start-up
                                                                facility (06/93)
                                                                was       closed
                                                                effective
                                                                February 1998.

4.     Springwood  Lake Columbia,  SC Region  Acquired in August 1997 along with two more Family Practice centers and were divested of (sold back to the seller on  November  1,  1998)  effective
                                                                September 1998.


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

The revenue from the centers that were operating during the entire third quarter of fiscal year 1999 but not during the entire third quarter of fiscal year 1998 was approximately $50,000 higher in fiscal year 1999 than in fiscal year 1998. This increase in revenue would be offset by the loss of revenue for the six centers that were operating for all or portions of the third quarter of fiscal year 1998 but not during the third quarter of fiscal year 1999 of approximately $1,011,000.

The remainder of the growth in quarter to quarter revenue of approximately $985,000 is the result of "same store" growth. Even though patient encounters decreased to approximately 123,000 in the third quarter of fiscal year 1999 from 127,000 in the third quarter of fiscal year 1998, the average charge per encounter increased.

During the past several fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 19,000 lives at June 30, 1999. Two of these HMOs use a capitation scheme for payments and two pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue decreased from approximately $589,000 in the third quarter of fiscal year 1998 to approximately $379,000 in the third quarter of fiscal year 1999. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment method to a discounted fee-for-service method during the middle of fiscal year 1998.

The Company currently negotiates contracts with two HMOs for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 4% of the Company's net revenue in the third quarter of fiscal year 1999 compared to 6% the third quarter of fiscal year 1998.

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

The following table breaks out the Company's revenue and patient visits by revenue source for the third quarter of fiscal years 1999 and 1998.

                                                                  Percent of                  Percent of
                              Payor                             Patient Visits                 Revenue
          ----------------------------------------------    ------------------------    -----------------------
                                                               1999         1998           1999        1998
                                                            ------------ -----------    ------------ ----------
                                                                18           22             18          22
          Patient Pay
                                                                15           13              9          10
          Employer Paid
                                                                11           12              9          10
          HMO
                                                                 8           10             16          13
          Workers Compensation
                                                                 7           10              6           7
          Medicare/Medicaid
                                                                34           26             31          28
          Managed Care Insurance
                                                                 7           7              11          10
          Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,104,000 was earned during the third quarter of fiscal 1999 as compared to an operating margin of $497,000 for the third quarter of fiscal 1998.

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

Depreciation and amortization expense decreased to $496,000 in the third quarter of fiscal 1999, down from $522,000 in the third quarter of fiscal 1998. This increase reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a decrease in amortization expense related to the intangible assets disposed of by the Company's closure of existing practices as noted above. Interest expense increased from $290,000 in the third quarter of fiscal 1998 to $312,000 in the third quarter of fiscal 1999 primarily as a result of the interest costs associated with the indebtedness incurred in the usage of the operating line of credit.

For the Nine Months Ended June 30, 1999 as Compared to the Nine Months Ended June 30, 1998

Revenues of $30,111,000 reflect an increase of 13% from the same period in fiscal year 1998 and is attributable to the expansion, marketing and line of business factors discussed above. Patient encounters increased to 384,000 for the nine months ended June 30, 1999 from 361,000 for the nine months ended June 30, 1998.

Financial Condition at June 30, 1999

Cash and cash equivalents decreased by $262,000 during the nine months ended June 30, 1999 primarily as a result of a reduction in accounts payable.

Accounts receivable as of June 30, 1999 decreased slightly as compared to September 30, 1998, reflecting the continuing focus on collection activities.

The reduction in the excess of cost over fair value of assets acquired from September 30, 1998 as compared to June 30, 1999 is attributable to the closure or divestiture of the centers noted above and the write-off of the related goodwill in fiscal year 1998 as well as amortization expense during the nine months ended June 30, 1999.

Long-term debt decreased from $11,989,000 at September 30, 1998 to $10,248,000 at June 30, 1999 primarily as a result of indebtedness retired in the divestiture of the three Family Practice Centers discussed earlier. The Company's line of credit balance was also temporarily lower at June 30, 1999 as compared to September 30, 1998. This balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

The Company acquired substantially all of the assets of MainStreet Healthcare ("MHC") effective for accounting purposes as of May 1, 1998 ("the Acquisition"). As partial consideration for the Acquisition, the Company delivered to MHC at the closing a Conditional Delivery Agreement which required the Company to issue to MHC 2,901,396 shares of the common stock of the Company upon the approval to increase the number of authorized shares of the Company by the shareholders. These shares were recorded as "Common stock to be issued" on the September 30, 1998 balance sheet. Shareholder approval was obtained at the February 24, 1999 shareholder meeting and the liability has been reclassified to stockholder equity as of that date.

Overall, the Company's current assets exceeded its current liabilities at June 30, 1999 by $1,740,000.

Liquidity and Capital Resources

The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock), and credit extended by suppliers.

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of approximately $3,369,000 at June 30, 1999. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 7.75% as of June 30, 1999.) The line of credit is used to fund the working capital needs of the Company's expansion. This debt was classified as current at September 30, 1998 due to a technical covenant default that was resolved in January 1999 with the lender and is, therefore, reclassified as long-term at the December 31, 1998, March 31, 1999 and June 30, 1999 balance sheet dates.

As of June 30, 1999, the Company had no material commitments for capital expenditures.

Operating activities produced $2,010,000 of cash during the nine months ended June 30, 1999, compared with $978,000 used during the same period in the prior fiscal year. This improvement was mainly the result of the improvement in the operating margin and in accounts receivable collections.

Investing activities used only $196,000 in cash during the nine months ended June 30, 1999 mainly as the result of the Company selling a piece of investment property for approximately $225,000 (sold for approximately the recorded book value).

Financing activities utilized $2,077,000 in cash during the nine month period for debt reduction. Approximately $400,000 of this was temporary in nature due to the daily fluctuation of the primary line of credit.

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

The Company has determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) must be upgraded to make the systems Year 2000 compliant. The Company estimates that the cost of upgrading these accounting systems will be approximately $50,000 and that the upgrade will be completed before the end of fiscal year 1999. As of June 30, 1999, the Company had expended approximately $40,000 to remedy this problem.

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

Approximately $6,000,000 of the Company's debt at June 30, 1999 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Company's debt at June 30, 1999 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 1999, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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




Date:  August 11, 1999

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