Form 10-K
period 1999-09-30
UCI MEDICAL AFFILIATES INC
filed 1999-12-28
CIK 737561

FORM 10-K
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
(Mark One)
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1999

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
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
                                                            ----------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.05 par value
                                                            ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by nonaffiliates of the registrant on December 15, 1999, was approximately $1,762,000.*

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,515 at December 15, 1999.


                   Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be furnished in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


* Calculated by excluding all shares held by officers, directors and controlling shareholder of registrant without conceding that all such persons are Affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K

         PART I                                                                                   PAGE


Item 1.  Business.............................................................................................3

Item 2.  Properties..........................................................................................11

Item 3.  Legal Proceedings...................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................................................11


         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................12

Item 6.  Selected Financial Data.............................................................................13

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........................................23

Item 8.  Financial Statements and Supplementary Data.........................................................23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................23


         PART III

Item 10. Directors and Executive Officers of the Registrant..................................................24

Item 11. Executive Compensation..............................................................................24

Item 12. Security Ownership of Certain Beneficial Owners and Management......................................24

Item 13. Certain Relationships and Related Transactions......................................................24

         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................25

                                                    PART I


Item 1.  Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 40 freestanding medical centers (the "Centers") located throughout South Carolina, Georgia and Tennessee (28 operating as Doctor's Care in South Carolina, five as Doctor's Care in Georgia, two as Doctor's Care in Tennessee, and five as Progressive Physical Therapy Services in South Carolina).

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

The P.A. and UCI-SC share a common management team, and the Georgia and Tennessee P.C.'s and UCI-GA share a common management team. In each case, the same individuals serve as President, Medical Director and as Chief Financial Officer of each entity. The sole shareholder and President of the South Carolina P.A. is M.F. McFarland, III, M.D., the President and Chief Executive Officer of UCI, UCI-SC and UCI-GA. The sole shareholder of the Georgia and Tennessee P.C.'s is D. Michael Stout, M.D., the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA.

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

The Company's Centers are broadly distributed throughout the state of South Carolina, Georgia and Tennessee. There are sixteen primary care Centers in the Columbia region (including four of the physical therapy offices), five in the Charleston region, four in the Myrtle Beach region, one in the Aiken region, seven in the Greenville-Spartanburg region (including the other physical therapy office), five in Georgia and two in Tennessee.

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

The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation and other private insurance). Managed care billings represent the most significant source of revenues. The Company also provides services for members of the three largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HealthSource South Carolina, Inc., and Physician's Health Plan.

The following table breaks out the Company's approximate revenue and patient visits by revenue source for fiscal year 1999:


                                          Percent of                Percent of
            Payor                       Patient Visits                Revenue
-------------------------------       -------------------        --------------



Patient Pay                                  18%                        18%

Employer Paid                                15%                         9%

HMO                                          11%                        9%

Workers Compensation                          8%                        16%

Medicare/Medicaid                             7%                        6%

Managed Care Insurance                       34%                        31%

Other (Commercial Indemnity,
Champus, etc.)                                7%                        11%

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

The Company negotiates contracts with one significant HMO for the P.A.s' physicians to provide health care on a capitated reimbursement basis. Under this contract, which typically is automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services in exchange for a fixed monthly capitation payment from the HMO for each member who chooses a P.A. physician as his or her primary care physician. Note that the Company is only capitated for and obligated to provide the primary care services for the patient. The Company is not at risk for specialty care or hospital services. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 3% of the Company's net revenues in fiscal year 1999.

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

Third Party Reimbursements

Approximately six percent (6%) of the revenues of the Company is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. The Company believes it is in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities.

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

State Anti-Kickback and Self-Referral Laws

Some states have also enacted similar self-referral laws, and the Company believes it is likely that more states will follow. The Company believes that its practices fit within exemptions contained in such laws. Nevertheless, in the event the Company expands its operations to certain additional jurisdictions, structural and organizational modifications of the Company's relationships with physician groups might be required to comply with new or revised state statutes. Such modifications could adversely affect the operations of the Company.

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

Georgia

Georgia's "Patient Self-Referral Act of 1993" forbids a health care provider from referring a patient for the provision of designated health services to an entity in which the provider has an investment interest. Designated health services are defined as clinical laboratory services, physical therapy services, rehabilitation services, diagnostic imaging services, pharmaceutical services, durable medical equipment, home infusion therapy services (including related pharmaceuticals and equipment), home health care services, and outpatient surgical services. Under the Company's current operations, the Company does not believe it is an entity providing designated health services for purposes of Georgia's Patient Self-Referral Act. Further, the Company believes that the Georgia Patient Self-Referral Act does not prohibit referrals for designated health services by providers employed by the PA in Georgia, including referrals to physical therapy centers, because the health care providers that refer patients for designated health services are not investors in the Centers except the sole physician shareholder of the PA in Georgia. The Company believes that referrals by the sole physician shareholder of the PA are not within the definition of referrals and would not be prohibited under Georgia law.

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

Employees

As of September 30, 1999, the Company had 672 employees (455 on a full-time equivalent basis). This includes 121 medical providers employed by the P.A.'s.

Advisory Note Regarding Forward-Looking Statements

Certain of the  statements  contained in this PART I, Item 1  (Business)  and in
PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel, the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties

All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One Center is leased from an entity affiliated with the Company's Chairman. Four Centers are leased from Companion HealthCare Corporation and one Center is leased from Companion Property and Casualty Insurance Company, principal shareholders of the Company. Three of the Centers are leased from physician employees of the P.A.'s.

The Company's Centers are broadly distributed throughout the states of South Carolina, Georgia and Tennessee. There are 16 primary care Centers in the Columbia, South Carolina region (including four physical therapy offices), five in the Charleston, South Carolina region, four in the Myrtle Beach, South
Carolina region, one in the Aiken, South Carolina region, seven in the Greenville-Spartanburg, South Carolina region (including one of the physical therapy offices), five in the Atlanta, Georgia region and two in the Knoxville, Tennessee region. The Company's corporate offices are located in downtown Columbia, South Carolina in 13,000 square feet of leased space. The Centers are all in free-standing buildings in good repair.

Item 3.  Legal Proceedings

The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Until October 19, 1998, the Common Stock was traded on the NASDAQ SmallCap Market under the symbol UCIA. On October 20, 1998, the Common Stock was delisted for trading on the NASDAQ SmallCap Market as a consequence of the Company's failure to meet certain quantitative requirements under the NASD's expanded listing criteria. Trading in the Common Stock is currently conducted in the over-the-counter market. The prices set forth below indicate the high and low bid prices reported on the NASDAQ SmallCap Market through October 20, 1998 and on the over-the-counter bulletin board thereafter. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

                                                        Bid Price
                                              -------------------------------
                                              High                       Low
                                              -------                   -------
Fiscal Year Ended September 30, 1999

     1st quarter (10/01/98 - 12/31/98)       $.56                          $.41
     2nd quarter (01/01/99 - 03/31/99)        .59                           .34
     3rd quarter (04/01/99 - 06/30/99)        .80                           .45
     4th quarter (07/01/99 - 09/30/99)        .75                           .50

Fiscal Year Ended September 30, 1998

     1st quarter (10/01/97 - 12/31/97)       3.25                          1.75
     2nd quarter (01/01/98 - 03/31/98)       2.50                          2.00
     3rd quarter (04/01/98 - 06/30/98)       2.06                          1.38
     4th quarter (07/01/98 - 09/30/98)       1.47                           .75


As of December 15, 1999, there were 484 stockholders of record of Common Stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on the Common Stock since its inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                          STATEMENT OF OPERATIONS DATA
-------------------------------------------------------------------------------

                                                               (In thousands, except per share data)
                                             --------------------------------------------------------------------------
                                                                 For the year ended September 30,
                                             --------------------------------------------------------------------------
                                                1999             1998           1997            1996           1995
                                             ------------     -----------    -----------     ------------    ----------

Revenues                                         $40,470       $  37,566        $27,925          $23,254       $17,987
Net income (loss)                                    910        (10,508)                             466       (1,360)
                                                                                   (84)
Basic and diluted earnings (loss) per                .11                                             .11
share                                                             (1.61)          (.02)                          (.43)
Basic weighted average number of
  shares outstanding                               8,537                          5,005            4,294         3,137
                                                                   6,545
Diluted weighted average number of
  shares outstanding                               8,544           6,545          5,005            4,294         3,137



                                                  BALANCE SHEET DATA
-----------------------------------------------------------------------------------------------------------------------

                                                             (In thousands, except per share data)
                                            -------------------------------------------------------------------------
                                                                          At September 30,
                                               ------------------------------------------------------------------------
                                                  1999            1998           1997            1996           1995
                                               ------------    -----------    -----------     -----------     ---------

Working capital                                   $(2,289)       $(3,718)       $  2,921         $ 2,020      $  (383)
Property and equipment, net                          4,797          5,475          4,003           3,300         2,795
Total assets                                        23,354         26,202         21,082          15,733        10,216
Long-term debt                                       9,444         11,988          7,939           5,373         4,366
Stockholders' equity                                 6,373                         9,488           7,822         3,253
                                                                      987


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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of UCI, UCI-SC, UCI-GA and the P.A.'s. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the PA's. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A.resulting from such change.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements, however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 1999 and 1998, the P.A.'s employed 121 and 115 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 1999, the Company has shown an increase in revenues. This growth is a direct result of actions taken by management to increase marketing efforts, to expand the state-wide network in South Carolina and to focus on the field of occupational and industrial medicine.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Comparison of Results of Operations for Fiscal Years 1999, 1998 and 1997

Revenues of $40,470,000 in fiscal year 1999 reflected an increase of 8% from the fiscal year 1998 revenues of $37,566,000 which reflected an increase of 35% from the amount reported for fiscal year 1997. The following reflects revenue trends from fiscal year 1995 through fiscal year 1999:



                 For the year ended September 30, (in thousands)
           --------------------------------------------------------------

                              1999          1998           1997           1996           1995
                           -----------    ----------     ----------    -----------    -----------


                           $40,470        $37,566
Revenues                                                   $27,925        $23,254     $17,987
                             35,975         39,094
Operating Costs                                             26,466         21,525       18,180
                               4,495
Operating Margin                          (1,528)            1,459          1,729
                                                                                      (193)

The increase in revenue for fiscal year 1999 was approximately 8% and was derived almost exclusively from growth in "same center" patient visits and charges. Approximately $2,900,000 of this was the result of center maturation for the locations opened in the prior fiscal year and was offset somewhat by the revenues of the centers open in fiscal year 1998 and closed during fiscal year 1999.

The number of centers operated by the Company decreased from 41 to 40 from September 30, 1998 to September 30, 1999. The orthopedic center in Columbia and one other Columbia, South Carolina location were closed due to poor performance. This was offset by the opening of the fifth physical therapy location. The difference in the revenues for the two centers closed in fiscal year 1999 and the one new location was not significant to the overall change in revenue from fiscal year 1998 to fiscal year 1999.

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

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 lives in fiscal year 1999 compared to 19,000 in fiscal year 1998 and 20,000 in fiscal year 1997. One of the HMOs was a capitation scheme for payments and three pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market; the Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. For fiscal year 1998, capitated revenue declined to $2,700,000 from $3,100,000 in fiscal year 1997. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment scheme to a discounted fee for service scheme during the middle of fiscal year 1998. In fiscal year 1999, there was only one HMO that paid by capitated revenue which was approximately $1,400,000 or 3% of total revenue.

The Company currently negotiates contracts with one significant HMO for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under this contract, which typically is automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 3% of the Company's net revenue in fiscal year 1999 compared to 7% in fiscal year 1998 and 11% in fiscal year 1997.

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

Patient encounters increased to 509,000 in fiscal year 1999, from 497,000 in fiscal year 1998 and 393,000 in fiscal year 1997. The increase from fiscal year 1998 to fiscal year 1999 was achieved despite the net reduction of one location during the year due to center maturation and marketing efforts. Of the 104,000 increase in fiscal year 1998, 55,000 is attributable to the Centers opened during the fiscal year. A decrease in patient encounters in fiscal year 1998 is not believed to have resulted from the six center closures noted above due to timing (divestiture or closure in September 1998) or because the Company had a nearby operating location.

No new significant competition entered the Company's market during fiscal year 1999. However, revenues were short of goals for fiscal years 1998 and 1997, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Myrtle Beach and Atlanta during fiscal year 1998 and in Columbia, Greenville, Myrtle Beach and Sumter during fiscal year 1997. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of the Company's competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

An operating margin of $4,495,000 was achieved in fiscal year 1999. This significant improvement was the result of a decisive cost reduction plan put into place by management during the fourth quarter of fiscal year 1998 that included staff reductions and the closure or divestiture of several unprofitable centers. For the six centers, previously noted, that were closed or divested of during fiscal year 1998 the combined losses were approximately $775,000 during fiscal year 1998. Salary savings from the staff reductions are estimated to be approximately $1,000,000 at the corporate level and between $3,000,000 and $4,000,000 at the remaining centers. An operating deficit of $(1,528,000) was realized in fiscal year 1998 as compared to an operating margin of $1,459,000 in fiscal year 1997. This margin deterioration was primarily the result of the increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients and to the incurred and accrued restructuring charges posted in fiscal year 1998 resulting from the closed or divested centers as discussed below (approximately $3,700,000 in total). The following table breaks out the Company's revenue and patient visits by revenue source for fiscal years 1999, 1998 and 1997.

                                                                                        Percent of
                                                               Percent of                Revenue
                            Payor                            Patient Visits
          -------------------------------------------    ------------------------ -----------------------
                                                         1999     1998    1997    1999    1998    1997
                                                         ------- ------- -------- ------ ------- --------
                                                             18      20       24                      24
          Patient Pay                                                                18      18
                                                                              15                      11
          Employer Paid                                      15      13               9       9
                                                                              10      9               11
          HMO                                                11      13                      12
                                                                              10                      14
          Workers Compensation                                8      10              16      14
                                                                              12                       7
          Medicare/Medicaid                                   7      11               6       7
                                                                              24                      28
          Managed Care Insurance                             34      27              31      30
                                                              7       6        5     11      10        5
          Other (Commercial Indemnity, Champus,
          etc.)

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

Bad debt expense, a component of operating costs, was approximately $2,289,000 (or approximately 6% of revenue) for fiscal year 1999; $2,978,000 (or approximately 8% of revenue) for fiscal year 1998; and approximately $1,106,000 (or approximately 4% of revenue) for fiscal year 1997. This increase is believed to be primarily due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998. Management is not yet certain if the collection difficulties being encountered will continue but intends to evaluate collectibility on a monthly basis.

November 1, 1998, the Company sold the three centers of the Springwood Lake Family Practice that had been acquired approximately one year earlier in September 1997. The three centers were operated by the Company as Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice. These centers operated more along the lines of traditional family practices (taking appointments, doing hospital admissions, etc.) than the Company's other centers and had not been profitable. They were also a drain on cash flow to the Company of approximately $460,000 during fiscal year 1998. The time needed to correct these problems was determined to be excessive by the Company's management and these three centers were sold back to the former owners (providers). As of September 30, 1998, the Company recorded a loss on the disposition of approximately $1,668,000. This is a component of the line item Realignment and Other Expenses.

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

It should be noted that the Company also has launched medical centers as start-up operations, which have contributed in fiscal years 1999, 1998 and 1997 to the Company's overall cash used in operations. Costs of starting up new centers are expensed as incurred.

Depreciation and amortization expense increased to $1,954,000 in fiscal year 1999, up from $1,950,000 in fiscal year 1998 and $1,250,000 in fiscal year 1997.
This increase reflects higher depreciation expense as a result of significant leasehold improvements and equipment upgrades at a number of the Company's Centers, as well as an increase in amortization expense related to the intangible assets acquired from the Company's purchase of existing practices in Atlanta, Knoxville, Aiken and Columbia in fiscal year 1998 and in Greenville and Columbia in fiscal year 1997. Net interest expense increased to $1,472,000 in fiscal year 1999 from $1,464,000 in fiscal year 1998 and $813,000 in fiscal year 1997 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, and debt associated with the acquisitions noted above.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

               Recent historical operating results.

               Lack of sufficient liquidity to support operations.

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

A valuation allowance of $6.3 million and $6.6 million at September 30, 1999 and 1998, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance. The lack of consistent earnings and liquidity concerns, discussed above, was considered in the decision to maintain a 100% valuation allowance of $6.6 million at September 30, 1998, leaving no asset recorded.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency, an accumulated deficit, and the line of credit agreement which expires in March 2000 and the Company currently is in violation of a loan covenant related to its line of credit. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts. The Company is currently seeking sources of financing from other financing sources with terms more suitable and favorable to the Company's financing requirements. The Company anticipates that a new financing arrangement will be in place prior to the expiration of the current line of credit agreement. The Company management believes that due to the improved financial results for 1999 and the existence of an adequate asset base, lenders will be interested in finalizing a financial agreement. The Company expects to have availability of the existing line of credit until the expiration date of the credit agreement.

Results of Operations for the Three Months Ended September 30, 1999 as Compared to the Three Months Ended September 30, 1998:

The following summarizes the fiscal 1999 fourth quarter results of operations as compared to the prior year:

                            For the Three Months Ended (in 000's)


                                                September 30, 1999         September 30, 1998
                                               ----------------------    -----------------------

Revenues                                                 $  10,360                 $  10,941
                                                               9,907                   13,345
Operating Costs
                                                                                       (2,404)
Operating Margin                               453



General and Administrative Expenses
                                               26                        46
Realignment and Other Expenses                                                           3,703
                                               0

Depreciation and Amortization                                                               600
                                               486

Interest Expense, net                                                                       616
                                               412

Benefit for Income Taxes                                                                (1,753)
                                               0
                                                                                        (9,148)
Net Income (loss)                              (471)


     Revenues of $10,360,000 for the quarter ending September 30, 1999 reflect a decrease of five (5%) percent from those of the quarter ending September 30, 1998.

As noted earlier, many of the centers closed during fiscal year 1998 were closed in the fourth quarter of that year and, therefore, produced some revenue. The increase in "same center" patient visits and charges due to center maturation was offset by the loss of the revenue from the centers open for parts of the fourth quarter of fiscal year 1998 but closed for all of the fourth quarter of fiscal year 1999.

Patient encounters decreased to 125,000 in the fourth quarter of fiscal year 1999 from 137,000 in the fourth quarter of fiscal year 1998 due to the reduction in the number of centers as discussed above.

The decreases in depreciation, amortization and interest expenses are all related to the divestitures and closures of the centers discussed above and the related realignment expenses posted in fiscal year 1998 (i.e., the write-off of goodwill).

Financial Condition at September 30, 1999 and September 30, 1998

Cash and cash equivalents decreased by $270,000 from September 30, 1998 to September 30, 1999.

Accounts receivable decreased from $8,789,000 at September 30, 1998 to $8,400,000 at September 30, 1999. This decrease was attributable to increased focus on collections at the Corporate billing department that involved a reorganization of functional duties and lower revenues in the fourth quarter of 1999 as compared to 1998. As the payor mix of the Company continues to change, the billing and collection functions will need to be continually modified and updated.

The  decreases  in property  and  equipment  and in the excess of cost over fair
value  of  assets  acquired   ("goodwill")   are  both  the  result  of  regular
depreciation and amortization charges.

The reductions in long-term debt and accounts payable from September 30, 1998 to September 30, 1999 were the result of the overall improved operating results of the Company. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

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

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of $2,678,000 at September 30, 1999. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of the fiscal year end, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 8.25% as of September 30, 1999.) The line of credit is used to fund the working capital needs of the Company. At September 30, 1999, the Company is in default of a debt covenant related to the Line of Credit in regard to a net worth. The covenant requires that net worth of the Company not drop below $7,650,000. The Company believes that the financial institution does not intend to take action related to this default and continues to utilize the Line on a daily basis. This Line of Credit expires under its original terms on March 24, 2000 and the Company is currently in negotiations with its current lender and various other potential lenders to refinance this debt.

As of September 30, 1999, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

Operating activities generated $2,645,000 of cash during fiscal year 1999, compared to using $1,495,000 during fiscal year 1998. This is indicative of the overall improvement in the operations of the Company due to the cost reductions, divestitures and closures discussed above.

Investing activities used only $448,000 of cash during fiscal year 1999 compared with $1,399,000 used in fiscal year 1998 as a result of a slow-down in expansion activity.

Approximately $2,467,000 of cash was used during fiscal year 1999 to reduce debt. This was made possible by the positive performance of the Company and by the discontinuation of growth through acquisitions during the year. Liquidity in fiscal year 1999 was adequate to meet the operating needs of the Company; therefore, no financing sources of cash were required. The Company received $1,102,000 in cash during fiscal year 1998 resulting from private placements of stock which was used in part to manage the Company's rapid growth. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

     Overall, the Company's current liabilities exceed its current assets at September 30, 1999 and 1998 by $2,289,000 and $3,718,000.

The Year 2000

It is possible that the Company's currently installed computer systems, or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, on a system-by-system basis, and has queried third parties with whom it conducts business as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches and is reached.

The Company has upgraded its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) to make the systems Year 2000 compliant. The Company estimates that the cost of this upgrade to the accounting systems was approximately $20,000.

The Company has reviewed its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entailed evaluation of hardware/software and testing. The costs of the necessary upgrades were approximately $25,000.

The Company's review of non-IT systems (including voice communications) is complete and the estimated costs to remedy non-IT systems was not material.

The Company believes that its most significant internal risk posed by the Year 2000 Problem is the possibility of a failure of its accounting systems. If the accounting systems were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk through its recent upgrading of its accounting systems; however, there can be no assurance that such actions will avoid problems that may arise.

The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts' credit card processing systems (including related telecommunication systems), the companies which supply the Company with medical supplies, and the insurance company payors for the Company's patients' medical claims.

There can be no assurance that the Company has identified all Year 2000 problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Maintenance or modification costs will be expensed as incurred.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Approximately $5,500,000 of the Company's debt at September 30, 1999 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Company's debt at September 30, 1999 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 1999, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 25.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                   PART III


Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended September 30, 1999, a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

Item 10.   Directors and Executive Officers of the Registrant

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

                                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)         Consolidated Financial Statements
          The financial statements listed on the Index to Financial Statements on page 26 are filed as part of this report on Form 10-K.

(a) (2)    Exhibits
           A  listing  of the  exhibits  to the  Form  10-K is set  forth on the
           Exhibit Index which immediately precedes such exhibits in this Form 10-K.

(b)      Reports on Form 8-K
         There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page(s)

Report of Independent Accountants............................................................................27

Consolidated Balance Sheets at September 30, 1999 and 1998...................................................28

Consolidated Statements of Operations for the years
         ended September 30, 1999, 1998 and 1997.............................................................29

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1999, 1998 and 1997...............................................30

Consolidated Statements of Cash Flows for the years
         ended September 30, 1999, 1998 and 1997.............................................................31

Notes to Consolidated Financial Statements................................................................32-51


Schedule  II,  Valuation  and  Qualifying  Accounts,   is  omitted  because  the
information is included in the financial statements and notes.

                                         Independent Auditor's Report


December 9, 1999



To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, a working capital deficiency, the Company's working capital line of credit expires in March 2000, and the Company is currently in violation of a loan covenant related to the line of credit. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ PRICEWATERHOUSECOOPERS, LLP









        ORIGINAL SIGNED OPINION ON PRICEWATERHOUSECOOPERS LLP LETTERHEAD
                                IS ON FILE WITH
                           UCI MEDICAL AFFILIATES, INC.

                                         UCI Medical Affiliates, Inc.
                                          Consolidated Balance Sheets

                                                                                  September 30,
                                                                     ----------------------------------------
                                                                            1999                  1998
                                                                     -------------------     ----------------
Assets
Current assets
   Cash and cash equivalents                                         $           66,159                    $
                                                                                                     335,923
   Accounts receivable, less allowance for doubtful accounts
       of $1,482,522 and $3,758,771                                           8,399,743
                                                                                                   8,788,620
   Inventory                                                                    590,318
                                                                                                     539,564
   Prepaid expenses and other current assets                                    748,467
                                                                                                     875,409
                                                                     -------------------     ----------------
Total current assets                                                          9,804,687
                                                                                                  10,539,516

Property and equipment less accumulated depreciation of
   $4,921,458 and $3,762,865                                                  4,796,643
                                                                                                   5,475,051
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,650,249 and $2,097,149                      8,711,255
                                                                                                   9,944,039
Other assets                                                                     41,500
                                                                                                     243,677
                                                                     -------------------     ----------------
Total Assets                                                             $   23,354,085      $    26,202,283
                                                                     ===================     ================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                      $        803,257                    $
                                                                                                   1,128,917
   Current portion of long-term debt                                          4,557,797            5,540,552
   Current portion of long-term debt payable to employees                             0
                                                                                                     190,452
   Accounts payable                                                           3,341,712
                                                                                                   4,154,106
   Accrued salaries and payroll taxes                                         2,292,542
                                                                                                   1,837,880
   Other accrued liabilities                                                  1,098,859
                                                                                                   1,406,033
                                                                     -------------------     ----------------
Total current liabilities                                                    12,094,167
                                                                                                  14,257,940

Long-term debt, net of current portion                                        4,886,435
                                                                                                   5,755,502
Long-term debt payable to employees, net of current portion                           0
                                                                                                     501,783
Common stock to be issued                                                             0
                                                                                                   4,700,262
                                                                     -------------------     ----------------
Total Liabilities                                                            16,980,602
                                                                                                  25,215,487
                                                                     -------------------     ----------------

Commitments and contingencies (Note 13)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                     0
                                                                                                           0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000 and 10,000,000
      Issued and outstanding- 9,650,515 and 7,299,245 shares                    482,526
                                                                                                     364,962
   Paid-in capital                                                           21,723,628
                                                                                                  17,364,263
   Accumulated deficit                                                     (15,832,671)         (16,742,429)
                                                                     -------------------     ----------------
Total Stockholders' Equity                                                    6,373,483
                                                                                                     986,796
                                                                     -------------------     ----------------

Total Liabilities and Stockholders' Equity                               $   23,354,085      $    26,202,283
                                                                     ===================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Operations


                                                                            For the Years Ended September 30,
                                                             -----------------------------------------------------------------
                                                                   1999                    1998                   1997
                                                             -----------------      -------------------    -------------------

Revenues                                                        $  40,470,462            $  37,566,037          $  27,924,772
Operating costs                                                    35,975,055               39,094,276             26,466,294
                                                             -----------------      -------------------    -------------------
Operating margin                                                    4,495,407              (1,528,239)              1,458,478

General and administrative expenses                                    94,431                  113,172                153,445
Realignment and other expenses                                              0                3,702,546
                                                                                                                            0
Depreciation and amortization                                       1,954,109                1,950,148              1,250,349
                                                             -----------------      -------------------    -------------------
Income (loss) from operations                                       2,446,867              (7,294,105)                 54,684

Other income (expenses)
   Interest expense, net of interest income                       (1,471,864)              (1,463,792)              (812,749)
   Gain (loss) on disposal of equipment                              (65,245)                    1,936                  8,809
                                                             -----------------      -------------------    -------------------
Other income (expense)                                            (1,537,109)              (1,461,856)              (803,940)

Income (loss) before income tax (expense) benefit                     909,758              (8,755,961)              (749,256)
Income tax (expense) benefit                                                0              (1,752,182)                665,530
                                                             =================      ===================    ===================
Net income (loss)                                                 $   909,758            $(10,508,143)       $       (83,726)
                                                             =================      ===================    ===================

Basic and diluted earnings (loss) per share                                 $       $           (1.61)                      $
                                                                          .11                                           (.02)
                                                             =================      ===================    ===================

Basic weighted average common shares outstanding                    8,536,720                6,545,016              5,005,081
                                                             =================      ===================    ===================

Diluted weighted average common shares outstanding                  8,543,515                6,545,016              5,005,081
                                                             =================      ===================    ===================

            The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                     Consolidated Statements of Changes in Stockholders' Equity


                                          Common Stock                   Paid-In            Accumulated
                                 --------------------------------
                                     Shares           Par Value          Capital              Deficit               Total
                                 ----------------    -------------    ---------------    ------------------    ----------------

                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1996            4,807,807       $  240,390      $  13,732,393     $     (6,150,560)       $   7,822,223
                                 ----------------
                                                     -------------    ---------------    ------------------    ----------------
   Net income (loss)                                                                                                  (83,726)
                                              --               --                 --              (83,726)
   Issuance of common stock              937,162           46,858          1,703,142                    --           1,750,000
   Other                                                                                                --
                                             (4)               --                 --                                        --
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1997            5,744,965          287,248         15,435,535           (6,234,286)           9,488,497
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                                                                          (10,508,143)        (10,508,143)
                                              --               --                 --
   Issuance of common stock            1,554,280           77,714          1,928,728                    --           2,006,442
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1998            7,299,245          364,962         17,364,263          (16,742,429)             986,796
                                 ----------------    -------------    ---------------    ------------------    ----------------
   Net income (loss)                                                                               909,758             909,758
                                              --               --                 --
   Issuance of common stock            2,901,396          145,070          4,555,192                    --           4,700,262
   Retirement of common stock          (550,126)         (27,506)          (195,827)                    --           (223,333)
                                 ----------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1999            9,650,515      $   482,526      $  21,723,628      $   (15,832,671)       $   6,373,483
                                 ================    =============    ===============    ==================    ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                          UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Cash Flows

                                                                            For the Years Ended September 30,
                                                                -----------------------------------------------------------
                                                                      1999                 1998                 1997
                                                                ------------------    ----------------     ----------------
Operating activities:
Net income (loss)                                                      $  909,758       $(10,508,143)       $     (83,726)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                                 65,245
                                                                                              (1,936)              (8,809)
      Provision for losses on accounts receivable                       2,289,187           2,978,024            1,106,252
      Depreciation and amortization                                     1,954,109           1,950,148            1,250,349
      Deferred taxes                                                            0           1,752,182            (700,000)
      Realignment and other expenses                                            0           3,724,215
                                                                                                                         0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                         (1,900,310)         (4,337,212)          (2,679,489)
   (Increase) decrease in inventory                                      (99,977)            (40,466)             (83,521)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      126,942           (256,092)            (137,833)
   Increase (decrease) in accounts payable and accrued
      expenses                                                          (699,626)           3,244,172              876,253
                                                                ------------------    ----------------     ----------------

Cash provided by (used in) operating activities                         2,645,328         (1,495,108)            (460,524)
                                                                ------------------    ----------------     ----------------

Investing activities:
Purchases of property and equipment                                     (617,566)           (334,121)            (531,941)
Disposals of property and equipment                                        41,083
                                                                                                3,500
Acquisitions of goodwill                                                 (73,763)         (1,090,978)            (286,896)
(Increase) decrease in other assets                                       202,177              22,701               11,042
                                                                ------------------    ----------------     ----------------

Cash used in investing activities                                       (448,069)         (1,398,898)            (807,795)
                                                                ------------------    ----------------     ----------------

Financing activities:
Proceeds from issuance of common stock,
   net of redemptions                                                           0           1,102,072              600,000
Net borrowings (payments) under line-of-credit agreement                (767,704)             539,899            2,030,844
Proceeds from increase in long-term debt                                        0           2,091,232              280,000
Increase (decrease) in book overdraft                                   (325,660)           1,122,243              218,837
Payments on long-term debt                                            (1,373,659)         (1,859,030)          (1,865,533)
                                                                ------------------    ----------------     ----------------

Cash provided by (used in) financing activities                       (2,467,023)           2,996,416            1,264,148
                                                                ------------------    ----------------     ----------------

Increase (decrease) in cash and cash equivalents                        (269,764)             102,410
                                                                                                                   (4,171)
Cash and cash equivalents at beginning of year                            335,923             233,513              237,684
                                                                ------------------    ----------------
                                                                ------------------    ----------------     ----------------

Cash and cash equivalents at end of year                         $         66,159        $    335,923          $   233,513
                                                                ==================    ================     ================

            The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI MEDICAL AFFILIATES, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), Doctor's Care, P.A., Doctor's Care of Georgia, P.C., and Doctor's Care of Tennessee, P.C. (the three together as the "P.A." and together with UCI, UCI-SC and UCI-GA, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the PA resulting from such change.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers, while other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements which are contractually based upon factors such as productivity, collections and quality.

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

The Company operates as one segment.

Medical Supplies and Drug Inventory

The inventory of medical supplies and drugs is carried at the lower of average cost (first in, first out) or market.

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

Intangible Assets

Prior to September 30, 1994, the excess of cost over fair value of assets acquired (goodwill) was amortized on the straight-line method over periods from 15 to 30 years. Since October 1, 1994, goodwill arising from acquisitions has been amortized on the straight line method over 15 years. During fiscal year 1998, the Company changed prospectively the estimated life recorded on all goodwill acquired prior to September 30, 1994 to a maximum life of 15 years. This reduced net income by approximately $252,000 for fiscal year 1998.

Long-Lived Assets

The Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of long-lived assets including goodwill and property and equipment may not be recoverable or that the remaining useful life may warrant revision. The Company's evaluation is performed at a center level. When external factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related center's undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value of the sums of expected future discounted cash flows. Examples of external factors that are considered in evaluation of possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

Revenue Recognition

Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. The Company recognizes capitation revenue from HMOs that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Capitation revenue was approximately $1,400,000, $2,700,000, and $3,100,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The Company records contractual adjustments at the time bills are generated for services rendered. Third parties are billed at the discounted amounts. As such, estimates of outstanding contractual adjustments or any type of third party settlements of contractual adjustments are not necessary.

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is similar to basic income (loss) per share except that the weighted average common shares outstanding is increased to include the number of shares that would have been outstanding had the dilutive potential common shares been issued, such as common stock options and warrants.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Reclassifications

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

Note 2.  Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency, an accumulated deficit, a line of credit agreement which expires in March 2000, and the Company is currently in violation of a loan covenant related to the line of credit agreement. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts. The Company is currently seeking sources of financing from other financing sources with terms more suitable and favorable to the Company's financing requirements. The Company anticipates that a new financing arrangement will be in place prior to the expiration of the current line of credit agreement. The Company's management believes that due to the improved financial results for 1999 and the existence of an adequate asset base, lenders will be interested in finalizing a financial agreement more favorable to the Company. The Company expects to have availability of the existing line of credit until the expiration date of the credit agreement.

3.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                  September 30, 1999                 September 30, 1998
                                             ------------------------------   ---------------------------------

                               Useful Life
                                  Range                         Accum                               Accum
                                (in years)       Cost        Depreciation          Cost         Depreciation
                                   5-40           $412,750         $59,781
Building                                                                      $       437,583                $
                                                                                                        49,672
                                   N/A              66,000               0
Land                                                                                   66,000                0
                                   5-39          1,128,841         694,406
Leasehold Improvements                                                              1,055,715          510,945
                                   1-5           1,447,516         731,348
Furniture & Fixtures                                                                1,309,483          520,683
                                   1-5           1,404,267         835,735
EDP - Companion                                                                     1,464,985          623,376
                                   1-5             898,973         485,500
EDP - Other                                                                           733,539          366,338
                                   5-10          3,527,323       1,671,350
Medical Equipment                                                                   3,495,054        1,345,783
                                   1-5             797,332         418,688
Other Equipment                                                                       640,458          326,619
                                   3-10             35,099          24,650
Autos                                                                                  35,099           19,449
                                             ============== ===============   ================ ================
                                                $9,718,101      $4,921,458
Totals                                                                          $   9,237,916   $    3,762,865
                                             ============== ===============   ================ ================

At September  30, 1999 and 1998  capitalized  leased  equipment  included  above
amounted  to  approximately  $3,904,000  and  $3,776,000,   net  of  accumulated
depreciation of $1,961,000 and $1,470,000, respectively.

     Depreciation expense equaled $1,209,262, $1,092,579, and $796,179 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

Refer to Note 13 for  details  regarding  business  combinations  in fiscal year
1997.

                                           Unaudited

                                  --------------------------------------

                                           1998                 1997
                                  ----------------    -----------------
                                                          $ 35,571,950
Revenue                           $41,216,534
                                                          $ (2,854,912)
Net income (loss)                $(12,177,005)

Basic earnings (loss) per share  $(1.86)                     $ (0.53)

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

The Company treated the Acquisition as a purchase for accounting purposes per APB 16. Total consideration amounted to $5,255,347, consisting of 2,901,396 shares of common stock of the Company valued at $1.62 per share, a cash payment of $450,010, note payable of $800,000 bearing interest per annum at 10.5%, due October 1, 1998 and acquisition related expense of approximately $894,000. The excess purchase price over the fair value of assets of $5,492,404 is amortized using the straight-line method over 15 years. The Company has reflected the obligation to issue the common shares under the Conditional Delivery Agreement as a long term liability described as common stock to be issued. The stock was issued upon shareholder approval in February 1999.

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

The purchase price for all asset purchases has been allocated to the assets purchased, and liabilities assumed based upon the fair values on the dates of acquisitions as follows:

                 Working capital, other than cash             $        289,390
                 Property and equipment
                                                              157,295
                 Goodwill
                                                              685,910
                 Other assets
                                                              264,130
                 Liabilities assumed
                                                              (277,965)
                                                              =================
                 Purchase price                               $     1,118,760
                                                              =================

5.       Income Taxes

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                                    1999                 1998
                              -------------        ---------------

Deferred:
                              $         0
   Federal                                              $1,610,113
                                       0
   State                                                   142,069
                                =============        ===============
                               $          0
Total income tax expense (benefit)                      $1,752,182
                                =============        ===============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 1999, 1998 and 1997 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                 1999
                                                                       1998                1997
                                           ------------------    -----------------    ----------------
                                                 $   548,533        $   1,302,267
Accounts receivable                                                                    $      325,033
                                                       9,512
Other                                                                      52,604
                                                                                               58,420
                                                   5,860,524
Operating loss carryforwards                                            4,069,762           2,993,578
                                                   (200,761)
Fixed assets                                                              923,200
                                                                                            (279,548)
Accounts payable                                     104,670              295,068
                                                                                                    0
                                                                 -----------------    ----------------
                                           ==================
                                                  $6,322,478
                                                                    $   6,642,901       $   3,097,483
                                           ==================    =================    ================


                                                  $6,322,478
Valuation allowance                                                 $   6,642,901       $   1,345,301
                                           ==================    =================    ================

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                 1999
                                                                       1998                1997
                                           ------------------    -----------------    ----------------
                                                 $   309,318
Tax at federal statutory rate                                       $ (2,977,027)        $  (254,747)

Effect on rate of:
                                                    (66,442)
  Amortization of goodwill                                                893,281              67,528
                                                      50,752
  Non deductible expenses                                                  33,502              12,068
                                                         815
  Life insurance premiums                                                     887                 815
                                                      25,980
  State income taxes & other                                            (262,679)             114,882
                                                           0
  Acquisitions of medical practices                                   (1,233,382)                   0
                                                   (320,423)
  Change in valuation allowance                                         5,297,600           (606,076)
                                           ==================    =================    ================
                                            $              0
                                                                   $    1,752,182        $  (665,530)
                                           ==================    =================    ================

At  September  30,  1999,   the  Company  has  net  tax  operating   loss  (NOL)
carryforwards expiring in the following years ending September 30,


2000            $       910,935

2001                  1,783,595

2002                  1,802,220

2003                    458,112

2005                    470,006

2006                     76,306

2010                  1,944,371

2012                    645,206
2018

                      2,908,607
2019                  4,839,897
                ----------------

                    $15,839,255
                ================

During the year ended September 30, 1996, the Company experienced an ownership change which limits the amount of net operating losses the Company may use on an annual basis for income tax purposes. The Company may use $893,507 of net operating losses on an annual basis.

The Company has $8,450 of investment tax credit carryforwards which expire in 2000.

In determining that it was more likely than not that the recorded deferred tax asset would be realized, management of the Company considered the following:

               Recent historical operations results.

               The  budgets  and  forecasts  that  management  and the  Board of
              Directors had adopted for the next fiscal year.

               The ability to utilize NOL's prior to their expiration.

               The potential limitation of NOL utilization in the event of a change in ownership.

               The  generation  of  future  taxable  income  in excess of income reported on the consolidated financial statements.

A valuation allowance of $6.3 million and $6.6 million at September 30, 1999 and 1998, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

6.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                   1999                 1998
                                                                             -----------------    -----------------
Revolving  line of credit with a financial  institution in the maximum amount of
$7,000,000  dated March 24, 1998,  bearing interest at a rate of prime plus 2.5%
(prime  rate is 8.25% as of  September  30,  1999),  collateralized  by accounts receivable  from third party payors , fixed  assets,  and  inventory,  renewable annually after first term of two years.
Availability is limited by accounts receivable type and age as defined in          $2,678,039         $  3,445,743
the agreement.

Convertible  subordinated  debenture (to the Company's common stock at $3.20 per share) with a national physician practice  management  company, in the amount of
$1,500,000, dated October 6, 1997, interest only payable
annually at the rate of 6.5%, maturing October 5, 2002.                             1,500,000            1,500,000


Note payable in the amount of  $1,600,000  with monthly  installments  of $8,889 plus interest at prime plus 6% (prime rate is 8.25 % as of
September 30, 1999), through February 1, 2009 collateralized by accounts            1,021,889            1,102,222
receivable from patients and leasehold interests and the guarantee of the
P.A.

Note  payable to  MainStreet  Healthcare  Corporation  in the amount of $800,000 dated July 31, 1998, payable in monthly installments of interest
only at a rate of 10.5% maturing January 31, 2000.                                    593,579              800,000

Note  payable  to a  financial  institution  in the  amount of  $500,000,  dated
February 23, 1999, payable in monthly  installments of principal and interest at a rate of prime plus 1% (prime rate is 8.25% as of September 30, 1999)  maturing on March 15, 2000, collateralized by common stock of
the Company owned by the President as well as a life insurance policy of              450,000              500,000
president of the Company.


Note payable to Companion  Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of
$4,546 (including 11% interest) from April 1, 1995 to March 1, 2010,                  337,446              353,888
collateralized by accounts receivable from patients.



Note payable to a financial  institution in the amount of $280,000,  dated March
11, 1997, with monthly  installments  (including  interest at a variable rate of prime plus 1%) (prime  rate is 8.25% as of  September  30,  1999) of $3,100 from
April 1997 to February 2002, with a final payment of
all remaining principal and accrued interest due in March 2002,                       249,520              263,525
collateralized by a mortgage on one of the Company's medical facilities.



Note payable to a financial  institution  in the amount of $293,991,  payable in monthly installments of principal and interest at a rate of prime plus
 .5%, maturing on January 1, 2005, personally guaranteed by three former               227,113              263,915
physician employees of the P.A.


Note payable in the amount of $250,000 with monthly  installments of $1,389 plus interest at prime plus 2% (prime rate is 8.25% as of September 30,
1999), through February 1, 2009 collateralized by a condominium.                            0              172,222



                                                                                   1999                 1998
                                                                             -----------------    -----------------


Note payable in the amount of $43,500 dated September 1, 1997, with
monthly installments (including 8% interest) of $1,500, payable from                   17,302
January 1998 to September 2000.                                                                             31,966



Notes payable in monthly installments over three to four years at interest 4,091 rates ranging from 3.9% to 10.5%, collateralized by related vehicles.
                                                                                                            10,060

Note payable to a former physician employee of the P.A. in the amount of
$90,536 with monthly installments (including 6.5% interest) of $2,468 from
December 1997 to April 2001.                                                           42,225                    0

Note payable to a former physician employee of the P.A. in the amount of
$69,000 with monthly installments of $1,500 plus interest at 6.5% from
December 1997 to September 2001.                                                       34,500                    0
                                                                             -----------------    -----------------

                                                                                    7,155,704            8,443,541
     Subtotal



Note payable to a physician employee of the P.A. in the amount of $294,000
with monthly installments (including 8.5% interest) of $6,032 from August                   0              236,090
1997 to August 2002.



Note payable to a physician employee of the P.A. in the amount of $294,000
with monthly installments (including 8.5% interest) of $6,032 from August                   0              236,090
1997 to August 2002.

Note payable to a physician employee of the P.A. in the amount of $110,000 with monthly installments (including 6% interest) of $3,346 from April
1998 to March 2001.                                                                         0
                                                                                                            89,741

Note payable to a former physician employee of the P.A. in the amount of
$90,536 with monthly installments (including 6.5% interest) of $2,468 from
December 1997 to April 2001.                                                                0
                                                                                                            68,179

Note payable to a former physician employee of the P.A. in the amount of
$69,000 with monthly installments of $1,500 plus interest at 6.5% from
December 1997 to September 2001.                                                            0
                                                                                                            52,500


Note payable to a physician employee of the P.A. in the amount of $12,000
with monthly installments (including 8.5% interest) of $246 from August                     0
1997 to August 2002.                                                                                         9,635
                                                                             -----------------    -----------------

                                                                                            0              692,235
     Subtotal - payable to employees


                                                                                    2,288,528            2,852,513
Capitalized lease obligations
                                                                             -----------------    -----------------
                                                                                    9,444,232           11,988,289

                                                                                  (4,557,797)          (5,540,552)
Less, current portion
                                                                                            0            (190,452)
Less, current portion payable to employees
                                                                             -----------------    -----------------
                                                                                   $4,886,435        $   6,257,285

                                                                             =================    =================

     Aggregate maturities of notes payable and capital leases in each of the five years 2000 through 2004 are as follows:

                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                         $ 3,870,914        $    686,883          $ 4,557,797
     2000
                                             107,045             556,072              663,117
     2001
                                              80,502             455,189              535,691
     2002
                                           1,585,513             374,596            1,960,109
     2003
                                              71,104             190,711              261,815
     2004
                                           1,440,626              25,077            1,465,703
Thereafter
                                     ================    ================     ================
                                         $ 7,155,704         $ 2,288,528         $  9,444,232

                                     ================    ================     ================

As of September 30, 1999, the Company had borrowed approximately the maximum allowable amount under its operating line of credit and was in violation of one of its debt covenants. The covenant requires that the net worth of the Company did not drop below $7,650,000. This line of credit expires under its original terms on March 24, 2000 and the Company is currently in negotiations with its current lender and various other potential lenders to refinance this debt.

7.       Employee Benefit Plans

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective January 1, 1997, the Company increased its matching contribution from 50% to 75% of each employee's contribution up to a maximum of 3.75% of the employee's earnings. The Company's matching contributions were $159,201, $182,681, and $172,792 in fiscal years 1999, 1998, and 1997, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctor's Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the corporation as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching two times the employee's contribution percentage. The Company's matching contribution was $49,640 and $34,189 in fiscal years 1999 and 1998, respectively.

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

Please refer to Note 8, "Stockholders' Equity" for activity information regarding these four stock option plans.

8.       Stockholders' Equity

On June 30, 1994, the Company's shareholders approved an amendment to, and a restatement of, the Restated Certificate of Incorporation to provide for a 1 for 5 reverse stock split. The Amended and Restated Certificate of Incorporation increased the number of authorized shares of common stock from 4,000,000 to 10,000,000 (as adjusted for the reverse stock split as discussed above) and increased the par value per share of common stock from one cent ($.01) to five cents ($.05). In addition, the Amended and Restated Certificate of Incorporation authorized the Company to issue up to 10,000,000 shares of $.01 par value preferred stock to be issued in one or more series. The Board of Directors is authorized, without further action by the stockholders, to designate the rights, preferences, limitations and restrictions of and upon shares of each series, including dividend voting, redemption and conversion rights. All references in the financial statements to average number of shares outstanding and related prices, per share amounts, common stock and stock option plan data have been restated to reflect the split . In February 1999, the shareholders approved an increase in the number of authorized shares to 50,000,000. The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans. (Please refer also to Note 7, "Employee Benefit Plans.")


                                                                          1996        1996 Non-   1997        1997 Non-
                                    1984      1984     1994       1994    Non-Employee Employee   Non-Employee Employee
       Stock Options                Plan      Plan     Plan       Plan       Plan        Plan        Plan        Plan
-----------------------------                -------            ---------             ----------- ----------- -----------
                                  ----------         ----------           -----------

Outstanding at 09/30/96              12,800            359,500                10,000



   Granted FY 96/97                       0            445,500                     0                  20,000

   Forfeited FY 96/97                     0           (55,000)                     0                       0
                                  ----------         ----------           -----------             -----------

Outstanding at 09/30/97              12,800            750,000                10,000                  20,000
                                  ----------         ----------           -----------             -----------



   Exercisable at 09/30/97           12,800            164,500                     0                       0

   Weighted  average fair value of options  granted during fiscal year 96/97 for options whose exercise price:
(1)           (1)  equals                     N/A                $2.1608                 N/A                   $2.5000
fair value                                    N/A                 2.6250                 N/A                     N/A
    (2)  exceeds fair value


   Forfeited FY 97/98                                 (13,000)
                                      (500)                                        0                 (5,000)
                                  ----------         ----------           -----------             -----------
Outstanding at 09/30/98                                737,000
                                     12,300                                   10,000                  15,000
                                  ----------         ----------           -----------             -----------

   Exercisable at 09/30/98
                                     12,300                  0                     0                       0

   Forfeited FY 98/99                     0           (83,950)                                             0
                                                                                   0
                                  ----------         ----------           -----------             -----------
Outstanding at 09/30/99                                653,050
                                     12,300                                   10,000                  15,000
                                  ----------         ----------           -----------             -----------

   Exercisable at 09/30/99
                                     12,300                  0                     0                       0


     The Company has not granted options under any plans during fiscal years 1999 and 1998 and there have been no shares exercised during 1999, 1998, or 1997.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------



Outstanding at 09/30/96                         $ .25          $3.2797                 $3.50              $      0
                                         -------------    -------------    ------------------    ------------------



   Granted FY 96/97                                 0           2.1934                     0                  2.50

   Exercised FY 96/97                               0                0                     0                     0

   Forfeited FY 96/97                               0           3.3409                     0                     0
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/97                           .25           2.6320                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------



   Exercisable at 09/30/97                        .25           3.1591                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 97/98                                0                0                     0                     0
    Exercised FY 97/98                              0                0                     0                     0
    Forfeited FY 97/98                           0.25           3.2596                     0                  2.50
                                         -------------    -------------    ------------------    ------------------
Outstanding at 09/30/98                          0.25           2.6209                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/98                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 98/99                                0                0                     0                     0
    Exercised FY 98/99                              0                0                     0                     0
    Forfeited FY 98/99                              0           2.4143                     0                     0
                                         -------------    -------------    ------------------    ------------------
Outstanding at 09/30/99                          0.25           2.6475                  3.50                     0
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/99                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

The following table summarizes options outstanding and exercisable by price range as of September 3, 1999:

                                              Options Outstanding                          Options Exercisable
-------------------- --- --------------------------------------------------- -- ------------------------------

                                               Weighted-
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------



$0.00 to $  .99                  12,300         3.25 years       $      .25            12,300          $  .25
                                173,375
$1.00 to $1.99                                  7.67                 1.9375                 0             N/A
                                335,675
$2.00 to $2.99                                  4.72                  2.560                 0             N/A
                                126,000
$3.00 to $3.99                                  4.65                  3.352                 0             N/A

$4.00 to $4.99                   43,000         2.68                  4.279                 0             N/A
                         ===============                                        ==============
                                690,350                                                12,300

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

                                                               Fiscal Year Ended September 30
                                                   --------------------------------------------------------
                                                       1999
                                                                          1998                  1997
                                                   -------------    ------------------    -----------------


                                                       $909,758         $(10,508,143)
Net income (loss)  - as reported                                                              $   (83,726)
                                                        774,143          (10,687,809)
Net income (loss) - pro forma                                                                    (171,232)

Basic and diluted earnings (loss) per                       .11                (1.61)
    share - as reported


                                                                                                     (.02)

Basic and diluted earnings (loss) per                       .09                (1.63)
    share - pro forma                                                                                (.03)
                                                      8,536,720             6,545,016
Basic weighted average number of shares                                                          5,005,081
Diluted weighted average number of shares             8,543,515             6,545,016            5,005,081



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Expected Dividend Yield
                                               0

Expected Stock Price Volatility                             35.77%

Risk-free Interest Rate                        5.45% to 6.75%

Expected Life of Options                                1 to 6
                                               years


During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. Two hundred fifty thousand (250,000) warrants were issued during the year ended September 30, 1997 and cancelled during the year ended September 30, 1998, in connection with consulting and financial analysis services to be rendered (i.e., financial analyst report, etc.). During the years ended September 30, 1998 and September 30, 1999, the Company granted to FPA Medical Management, Inc. warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. The following is a schedule of warrants issued and outstanding during the years ended September 30, 1999 and 1998:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                                 0
Outstanding at 09/30/96 Activity during FY 96/97:
     Issued at $1.9375                      30,000            $1.9375         06/18/97           06/18/02
     Issued at $3.125                      137,500            $3.1250         10/09/96           09/16/99
     Issued at $5.00                       137,500            $5.0000         10/09/96           09/16/99
     Exercised                                   0
     Expired                                     0
                                     --------------

Outstanding at 09/30/97                    305,000

Activity during FY 97/98:
     Issued at $2.5625                      25,000            $2.5625         10/06/97           09/30/00
     Issued at $2.5625                      10,000             2.5625         04/06/98           04/05/01
     Cancelled at $3.125                 (125,000)             3.1250
     Cancelled at $5.00                  (125,000)             5.0000
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/98                     90,000

Activity during FY 98/99:
     Issued at 0.7188                       10,000             0.7188         10/06/98           10/05/01
     Issued at 1.00                        150,000               1.00         03/03/99           03/03/04
     Exercised                                   0
     Expired                              (12,500)               5.00         10/09/96           09/16/99
     Expired                              (12,500)              3.125         10/09/96           09/16/99
                                     --------------
Outstanding at 09/30/99                    225,000
                                     ==============

9.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 1999, are as follows:

                                                                          Operating Leases
                                                                        ----------------------

                                   Year ending September 30:
                                                                                 $  2,621,344
                                     2000
                                                                                    2,419,578
                                     2001
                                                                                    2,108,017
                                     2002
                                                                                    1,849,411
                                     2003
                                     2004                                           1,794,205
                                                                                   12,924,292
                                      Thereafter
                                                                        ----------------------
                                                                                 $ 23,716,847
                                   Total minimum lease payments
                                                                        ======================


     Total rental expense under operating leases for fiscal 1999, 1998 and 1997 was approximately $2,510,000, $2,499,000, and $1,475,000, respectively.

10.      Related Party Transactions

Relationship between UCI-SC and UCI-GA and the P.A.s

Pursuant to agreements between UCI-SC, UCI-GA and the P.A.'s, UCI-SC and UCI-GA provide non-medical management services and personnel, facilities, equipment and other assets to the Centers. UCI-SC and UCI-GA guarantee the compensation of the physicians employed by the P.A.'s. The agreements also allow UCI-SC and UCI-GA to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A.'s assign all revenue generated from providing medical services to UCI-SC or UCI-GA after paying physician salaries and the cost of narcotic drugs held by the P.A.'s. The South Carolina P.A. is owned by M.F. McFarland, III, M.D. Dr. McFarland is also President, Chief Executive Officer and Chairman of UCI, UCI-SC and UCI-GA. The Georgia and Tennessee P.A.'s are owned by D. Michael Stout, M.D., who is also the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30,1999, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 27% of the Company's outstanding common stock.

Facility Leases

During fiscal year 1999, UCI-SC leased six medical center facilities from CHC and one from CP&C. At September 30, 1999, UCI-SC leases four medical center facilities from CHC and one medical center facility from CP&C under operating leases with fifteen-year terms expiring in 2008, 2009 and 2010. Each of these leases has a five year renewal option, and a rent guarantee by the South Carolina P.A. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1999, 1998, and 1997 were $257,025, $326,093 and $319,730, respectively.

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 1999, 1998 and 1997 were $103,200, $62,400, and $45,600, respectively.

Ten of the medical center facilities operated by UCI-SC are or were leased from physician employees of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 1999, 1998 and 1997 were $205,981, $444,153, and $258,026, respectively.

Other Transactions with Related Parties

At September 30, 1999, BCBS and its subsidiaries controls 2,624,623 shares, or approximately 27% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

In June 1997, CP&C purchased 400,000 shares of the Company's common stock for $600,000. The purchase price was below fair value due to lower issuance costs by the Company.

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 1999 is $1,053,687.

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

The employees of the Company are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries. Effective March 1999, the Company is self-insured through BCBS and has contracted BCBS to perform all administrative services. During fiscal year 1999, the Company paid $102,687 to BCBS in administrative fees. In fiscal years 1999, 1998 and 1997, the Company paid $508,000, $939,000 and $654,000, respectively, in premiums.

     During fiscal year 1999, 1998 and 1997, the Company paid BCBS and its subsidiaries $208,000, $70,000 and $97,000, respectively, in interest.

     Revenues generated from BCBS and its subsidiaries totaled approximately 18% for fiscal years 1999, 1998 and 1997.

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

11.  Income (Loss)  Per Share

The calculation of basic income (loss) per share is based on the weighted average number of shares outstanding (8,356,720 in fiscal 1999, 6,545,016 in fiscal 1998, and 5,005,081 in fiscal 1997). Fully diluted weighted average common shares outstanding during fiscal year 1999 were 8,543,515. Warrants and options to purchase 903,050 shares, 852,000 shares and 920,500 shares of common stock were excluded from the calculation at September 30, 1999, September 30, 1998 and September 30, 1997, respectively, because of their antidilutive effect.

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

13.      Commitments and Contingencies

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 1999, and management intends to vigorously defend the Company in such matters. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by health care providers.

Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations; however, the possibility for future governmental review and interpretation exists.

14.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $1,374,364, $1,463,991, and $813,569, in the years ended September 30, 1999, 1998, and 1997, respectively. The Company made no income tax payments in the years ended September 30, 1999, 1998 and 1997, respectively.

Supplemental Non-Cash Financing Activities

     Capital lease obligations of $255,862, $1,138,231, and $1,004,837 were incurred in fiscal 1999, 1998, and 1997.

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

In May 1998, the Company acquired certain assets of an seven facility medical practice (five in Georgia and two in Tennessee) for $5,255,437 by assuming certain liabilities, paying $450,010 at closing, financing $800,000 with the seller, and committing to issue 2,901,396 shares of the common stock of the Company. In February 1999, the shares were issued to the seller with the Board's approval, in satisfaction of the liability for $4,700,262.

The Company sold the three centers of the Springwood Lake Family Practice back to the physicians in November 1998 in exchange for the return of 550,126 shares of the Company's stock valued at $223,333 and the forgiveness of loans totaling $658,554. A loss of $1,668,000 was recorded in fiscal year 1998. The centers were purchased from the physicians in September 1997. The three centers were operated by the Company as Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice.

15.      Realignment and Other Expenses

In the fourth quarter of fiscal year 1998, the Company recorded a charge of $4,307,020 for the impairment of goodwill and the accrual of certain estimated operating lease obligations. The impairment charge of $3,702,546 is related to a write-off of $672,322 of goodwill impairment associated with Center closures, $1,808,504 of goodwill impairment of Centers sold or which the Company had agreed to sell as of September 30, 1998 $969,720 related to goodwill impairment on two operating Centers and $252,000 related to changing the estimated life on all goodwill acquired prior to September 30, 1994 from 30 years to 15 years. The impairment includes a charge of $1,668,000 related to the sale of the Family Medical Division, consisting of the Springwood Lake Family Practice, Midtown Family Practice and the Woodhill Family Practice. The Company agreed to sell the facilities back to the physicians in September, 1998. The Centers were purchased from the physicians in September 1997. The closing of the sale occurred effective November 1, 1998. The impairment charge was based upon the estimated fair market value of consideration to be received from the sale less directly related costs of sale.

In addition, the Company accrued $599,975 of estimated operating lease obligations related to closed Centers (this amount is included in the operating costs line item). The leasing obligation will be paid over a remaining term ranging from one to fourteen years. During fiscal year 1999, the Company changed its estimated lease obligation since three landlords released the Company from its obligation.

Estimated lease obligation accrued for closed centers:
Balance, September 30, 1998                               $    599,975
Lease payments                                                (108,381)
Change in estimated lease obligations                         (329,094)
                                                         ================
Balance, September 30, 1999                               $    162,500
                                                         ================

SIGNATURES

         Pursuant to the requirements of Section 13 or 15() of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Signature                                      Title                   Date
                   ---------                                      -----                  ---
/S/ M.F. MCFARLAND, III, M.D.                     President, Chief Executive Officer
------------------------------
M.F. McFarland, III, M.D.                         and Chairman of the Board              December 22, 1999





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                      Title                      Date
/S/ M.F. MCFARLAND, III, M.D.                    President, Chief Executive Officer     December 22, 1999
-------------------------------
M.F. McFarland, III, M.D.                         and Chairman of the Board

 /S/ JERRY F. WELLS, JR.                          Executive Vice President of Finance    December 22, 1999
-------------------------------------
Jerry F. Wells, Jr.                               and Chief Financial Officer

 /S/ A. WAYNE JOHNSON                             Director                               December 22, 1999
-----------------------
A. Wayne Johnson

 /S/ HAROLD H. ADAMS, JR.                         Director                               December 22, 1999
--------------------------------
Harold H. Adams, Jr.

 /S/ CHARLES M. POTOK                             Director                               December 22, 1999
---------------------------------
Charles M. Potok

 /S/ THOMAS G. FAULDS                             Director                               December 22, 1999
--------------------------------
Thomas G. Faulds

 /S/ ASHBY JORDAN, M.D.                           Director                               December 22, 1999
------------------------------
Ashby Jordan, M.D.

 /S/ JOHN M. LITTLE, Jr., M.D.                    Director                               December 22, 1999
------------------------------
John M. Little, Jr., M.D.


                                         UCI MEDICAL AFFILIATES, INC.
                                                 EXHIBIT INDEX

                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------



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



      3.2            Amended and Restated Bylaws of UCI                         Exhibit 3.2 on the Form 10-KSB
                                                                                filed for fiscal year 1995



      3.3            Amendment to Amended and Restated Bylaws of UCI            Exhibit 3.3 on the Form 10-KSB
                                                                                filed for fiscal year 1996


                                                                                Exhibit 4.1 on the Form 10-KSB
      4.1            Convertible   Subordinated   Debenture  of  UCI  dated     filed for fiscal year 1997
                     October  6, 1997  payable to FPA  Medical  Management,
                     Inc. (AFPAMM")



      4.2            Stock  Purchase  Warrant  Agreement  dated  October 6,     Exhibit 4.2 on the Form 10-KSB
                     1996 between UCI and FPAMM                                 filed for fiscal year 1997



      10.1           Facilities  Agreement dated May 8, 1984 by and between     Exhibit 10.1 on the Form 10-KSB
                     UCI  Medical   Affiliates  of  South  Carolina,   Inc.     filed for fiscal year 1996
                     (AUCI-SC")  and  Doctor's   Care,   P.A.,  as  amended
                     September 24, 1984 and January 13, 1995



      10.2           Amendment  No.  3  dated  September  17,  1996  to the     Exhibit 10.2 on the Form 10-KSB
                     Facilities  Agreement  listed as Exhibit  10.1 to this     filed for fiscal year 1997
                     report



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



                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------


      10.7           Lease and  License  Agreement  dated  March  30,  1994     Exhibit 10.8 on the Form 10-KSB
                     between  Doctor's  Care,  P.A.  and  Blue  Cross  Blue     filed for fiscal year 1995
                     Shield of South Carolina

                                                                                Exhibit 10.8 on the Form 10-KSB
      10.8           Note Payable dated  February 28, 1995 between  UCI-SC,     filed for fiscal year 1997
                     as  payor,   and   Companion   Property  and  Casualty
                     Insurance Company, as payee


                                                                                Exhibit 10.9 on the Form 10-KSB
      10.9           Revolving  Line of  Credit  dated  November  11,  1996     filed for fiscal year 1997
                     between Carolina First Bank and UCI


                                                                                Exhibit 10.10 on the Form 10-KSB
     10.10           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Harold H. Adams, Jr.


                                                                                Exhibit 10.11 on the Form 10-KSB
     10.11           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Russell J. Froneberger


                                                                                Exhibit 10.12 on the Form 10-KSB
     10.12           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles P. Cannon


                                                                                Exhibit 10.13 on the Form 10-KSB
     10.13           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Thomas G. Faulds


                                                                                Exhibit 10.14 on the Form 10-KSB
     10.14           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Ashby Jordan, M.D.


                                                                                Exhibit 10.15 on the Form 10-KSB
     10.15           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles M. Potok



     10.16           UCI Medical  Affiliates,  Inc.  1994  Incentive  Stock     Exhibit 10.9 on the Form 10-KSB
                     Option Plan                                                filed for fiscal year 1995



     10.17           Consulting  Agreement  dated December 10, 1996 between     Exhibit 10.17 on the Form 10-KSB
                     UCI and Global Consulting, Inc.                            filed for fiscal year 1997

     10.18           Amendment dated August 10, 1998 to Employment              Exhibit 10.18 on the Form 10-KSB
                     Agreement dated October 6, 1995 between Doctor's           filed for fiscal year 1998
                     Care, P.A. and M.F. McFarland, III, M.D.

     10.19           Administrative Services Agreement dated April 24,          Exhibit 10.19 on the Form 10-QSB
                     1998 by and between Doctor's Care of Georgia, P.C.         filed for the quarter ended March
                     and UCI Medical Affiliates of Georgia, Inc.                31, 1998

     10.20           Administrative Services Agreement dated April 24,          Exhibit 10.20 on the Form 10-QSB
                     1998 by and between Doctor's Care of Tennessee, P.C.       filed for the quarter ended March
                     and UCI Medical Affiliates of Tennessee, Inc.              31, 1998


                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

     10.21           Administrative Services Agreement dated August 11,         Exhibit 10.21 on the Form 10-KSB
                     1998 between UCI Medical Affiliates of South               filed for fiscal year 1997
                     Carolina, Inc. and Doctor's Care, P.A.

     10.22           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.22 on the Form 10-KSB
                     August 11, 1998 by and among M.F. McFarland, III,          filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of South Carolina, Inc.;
                     and Doctor's Care, P.A.

     10.23           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.23 on the Form 10-KSB
                     September 1, 1998 by and among D. Michael Stout,           filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of Georgia, Inc.; and
                     Doctor's Care of Georgia, P.C.

     10.24           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.24 on the Form 10-KSB
                     July 15, 1998 by and among D. Michael Stout, M.D.;         filed for fiscal year 1998
                     UCI Medical Affiliates of Georgia, Inc.; and Doctor's
                     Care of Tennessee, P.C.

     10.25           Acquisition Agreement and Plan of Reorganization           Exhibit 2 on the Form 8-K filed
                     dated February 9, 1998, by and among UCI Medical           February 17, 1998
                     Affiliates of Georgia, Inc., UCI Medical Affiliates,
                     Inc., MainStreet Healthcare Corporation; MainStreet
                     Healthcare Medical Group, P.C.; MainStreet Healthcare
                     Medical Group, P.C.; Prompt Care Medical Center,
                     Inc.; Michael J. Dare; A. Wayne Johnson; Penman
                     Private Equity and Mezzanine Fund, L.P.; and Robert
                     G. Riddett, Jr.

     10.26           First Amendment to Acquisition Agreement and Plan of       Exhibit 2.1 on Form 8-K/A filed
                     Reorganization (included as Exhibit 10.25 hereof)          April 20, 1998
                     dated April 15, 1998.

     10.27           Second Amendment to Acquisition Agreement and Plan of      Exhibit 2.2 on Form 8-K/A filed
                     Reorganization (included as Exhibit 10.25 hereof)          May 28, 1998
                     dated May 7, 1998.

     10.28           Conditional Delivery Agreement dated effective as of       Exhibit 2.3 on Form 8-K/A filed
                     May 1, 1998, by and among UCI Medical Affiliates,          July 24, 1998
                     Inc.; UCI Medical Affiliates of Georgia, Inc.; and
                     MainStreet Healthcare Corporation.

     10.29           Amendment to Conditional Delivery Agreement dated as       Exhibit 2.4 on Form 8-K/A filed
                     of July 21, 1998, by and among UCI Medical                 July 24, 1998
                     Affiliates, Inc.; UCI Medical Affiliates of Georgia,
                     Inc.;  and MainStreet Healthcare Corporation.

     10.30           Second Amendment to Conditional Delivery Agreement         Exhibit 2.5 on Form 8-K/A filed on
                     dated as of December 7, 1998, by and among UCI             December 7, 1998
                     Medical Affiliates, Inc.; UCI Medical Affiliates of
                     Georgia, Inc.; and MainStreet Healthcare Corporation.

     10.31           Amended Employment Agreement dated August 19, 1999                         57
                     between UCI Medical Affiliates of South Carolina,
                     Inc. and M.F. McFarland, III, M.D.

                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION

     10.32           Second Amended Employment Agreement dated August 19,                       66
                     1999 between Doctor's Care, P.A. and M.F. McFarland,
                     III, M.D.


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
