Form 10-Q
period 1999-12-31
UCI MEDICAL AFFILIATES INC
filed 2000-02-14
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      December 31, 1999
                                    ----------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:                                to
                                    --------------------------

Commission file number:                                       0-13265
                              UCI MEDICAL AFFILIATES, INC.
          (Exact name of small business issuer as specified in its charter)

                  Delaware                                      59-2225346
------------------------------------                          ----------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d)of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      (   )Yes  ( )  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        9,650,515 shares of $.05 common stock outstanding at December 31, 1999

Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 1999
                           and September 30, 1999                                                          3

                           Condensed Consolidated Statements of Operations for the quarters
                           ended December 31, 1999 and December 31, 1998                                   4

                           Condensed Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 1999 and December 31, 1998                                   5

                           Notes to Condensed Consolidated Financial Statements                   6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            8 -  12

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    13

PART II           OTHER INFORMATION

                  Items 1-6                                                                             14


SIGNATURES                                                                                              15

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       December 31, 1999       September 30,
                                                                                                    1999
                                                                       -------------------    -----------------
                                                                           (unaudited)              (audited)
Assets
Current assets
   Cash and cash equivalents                                                   $  229,048           $   66,159
   Accounts receivable, less allowance for doubtful accounts
       of $1,156,285 and $1,482,522                                             8,439,897            8,399,743
   Inventory                                                                      602,858              590,318
   Prepaid expenses and other current assets                                      914,217              748,467
                                                                       -------------------
                                                                                              -----------------
Total current assets                                                           10,186,020     ----------------
                                                                                                     9,804,687

Property and equipment less accumulated depreciation of
   $5,214,524 and $4,921,458                                                    4,725,583            4,796,643
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,823,331 and $2,650,249                        8,538,173            8,711,255
Other assets                                                                       41,500               41,500
                                                                       -------------------    -----------------
Total Assets                                                                  $23,491,276          $23,354,085
                                                                       ===================    =================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                              $  720,291           $  803,257
   Current portion of long-term debt                                            5,053,613            4,557,797
   Accounts payable                                                             3,300,630            3,341,712
   Accrued salaries and payroll taxes                                           2,619,726            2,292,542
   Other accrued liabilities                                                      923,619     ----------------
                                                                                                     1,098,859
                                                                                              -----------------
                                                                       -------------------
Total current liabilities                                                      12,617,879           12,094,167

Long-term debt, net of current portion                                          4,349,794            4,886,435
                                                                       -------------------    -----------------
Total Liabilities                                                              16,967,673           16,980,602
                                                                       -------------------    -----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                       0                    0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526              482,526
   Paid-in capital                                                             21,723,628           21,723,628
   Accumulated deficit                                                       (15,682,551)         (15,832,671)
                                                                       -------------------    -----------------
Total Stockholders' Equity                                                      6,523,603            6,373,483
                                                                       -------------------    -----------------

Total Liabilities and Stockholders' Equity                                    $23,491,276         $ 23,354,085
                                                                       ===================    =================

       The   accompanying   notes  are  an  integral  part  of  these  condensed
consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                Three Months Ended December 31,
                                                                     1999                    1998
                                                              --------------------     ------------------

Revenues                                                              $10,198,849            $ 9,681,398
Operating costs                                                         9,218,809              8,337,860
                                                              --------------------     ------------------
Operating margin                                                          980,040              1,343,538

General and administrative expenses                                        25,843                 17,817
Depreciation and amortization                                             466,147                480,513
                                                              --------------------     ------------------
Income (loss) from operations                                             488,050                845,208

Other income (expense)
   Interest expense, net of interest income                             (337,930)              (368,481)

Income before benefit (provision ) for income taxes                       150,120                476,727
Benefit (provision )for income taxes                                            0                      0
                                                              --------------------     ------------------

Net income                                                             $  150,120             $  476,727
                                                                                       ==================
                                                              ====================

Basic earnings per share                                                 $    .02               $    .07
                                                              ====================     ==================

Basic weighted average common shares outstanding                        9,650,515              6,934,517
                                                              ====================     ==================

Diluted earnings per share                                               $    .02               $    .07
                                                              ====================     ==================

Diluted weighted average common shares outstanding                      9,657,258              6,934,574
                                                              ====================     ==================

       The   accompanying   notes  are  an  integral  part  of  these  condensed
consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                 Three Months Ended December 31,
                                                                       1999                  1998
                                                                 ------------------    -----------------
Operating activities:
Net income (loss)                                                        $ 150,120            $ 476,727
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      Provision for losses on accounts receivable                          403,164              387,238
      Depreciation and amortization                                        466,147              480,513
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (434,000)            (268,722)
   (Increase) decrease in inventory                                       (12,540)                    0
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (165,750)              202,177
   Increase (decrease) in accounts payable and accrued
      expenses                                                             101,544            (945,698)
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) operating activities                            508,685              332,235
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (222,006)            (125,658)
Acquisitions of goodwill                                                         0             (62,674)
(Increase) decrease in other assets                                              0              360,749
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) investing activities                          (222,006)              172,417
                                                                 ------------------    -----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                   303,826            (519,938)
Increase (decrease) in book overdraft                                     (82,966)              525,018
Payments on long-term debt                                               (344,650)            (461,042)
                                                                 ------------------    -----------------

Cash provided by (used in) financing activities                          (123,790)            (455,962)
                                                                 ------------------    -----------------

Increase (decrease) in cash and cash equivalents                           162,889               48,690
Cash and cash equivalents at beginning of period                            66,159              335,923
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 229,048           $  384,613
                                                                 ==================    =================

       The   accompanying   notes  are  an  integral  part  of  these  condensed
consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Significant estimates are discussed in the footnotes, as applicable, of the Form 10-K for the year ended September 30, 1999.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of December 31, 1999 and 1998, the P.A.'s employed 121 and 95 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations

Revenues of $10,199,000 for the quarter ended December 31, 1999 reflect an increase of 5% from those of the quarter ended December 31, 1998.

This increase in revenue is the result of "same-store" growth in patient visits and patient charges. The same 41 locations were operating at both December 31, 1999 and December 31, 1998. Patient encounters increased to approximately 131,000 in the first quarter of fiscal year 2000 from 127,000 in the first quarter of fiscal year 1999.


During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 20,000 lives at December 31, 1999. One of these HMOs uses a capitation scheme for payments and three pay on a discounted fee-for-service basis. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue decreased from approximately $360,000 in the first quarter of fiscal year 1999 to approximately $340,000 in the first quarter of fiscal year 2000.

The Company currently negotiates contracts with one HMO for the P.A.'s physicians to provide health care on a capitated reimbursement basis. Under these contracts, which typically are automatically renewed on an annual basis, the P.A. physicians provide virtually all covered primary care services and receive a fixed monthly capitation payment from the HMOs for each member who chooses a P.A. physician as his or her primary care physician. The capitation amount is fixed depending upon the age and sex of the HMO enrollee. Contracts with capitated HMOs accounted for approximately 3% of the Company's net revenue in the first quarter of fiscal year 2000 compared to 4% the first quarter of fiscal year 1999.

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

Increased and sustained revenues in fiscal years 2000 and 1999 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry.

The following table breaks out the Company's revenue and patient visits by revenue source for the first quarter of fiscal years 2000 and 1999.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2000         1999           2000        1999
                                                            ------------ -----------    ------------ ----------
                                                                17           19             16          19
        Patient Pay
                                                                 9           11              5           8
        Employer Paid
                                                                13           10             15          10
        HMO
                                                                 6           8              12          12
        Workers Compensation
                                                                 8           10              6           7
        Medicare/Medicaid
                                                                38           34             33          34
        Managed Care Insurance
                                                                 9           8              13          10
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $980,000 was earned during the first quarter of fiscal 2000 as compared to an operating margin of $1,344,000 for the first quarter of fiscal 1999.

Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

Depreciation and amortization expense decreased to $466,000 in the first quarter of fiscal 2000, down from $481,000 in the first quarter of fiscal 1999. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions. Interest expense decreased from $368,000 in the first quarter of fiscal 1999 to $338,000 in the first quarter of fiscal 2000 primarily as a result of the overall reduction in long-term debt.

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

The Company is currently seeking sources of financing from other financing sources with terms more suitable and favorable to the Company's financing requirements. The Company anticipates that a new financing arrangement will be in place prior to the expiration of the current line of credit agreement. The Company management believes that due to the improved financial results for fiscal year 1999 and the first quarter of fiscal year 2000 and the existence of an adequate asset base, lenders will be interested in finalizing a financial agreement. The Company expects to have availability of the existing line of credit until the expiration date of the credit agreement.

Financial Condition at December 31, 1999

Cash and cash equivalents increased by $163,000 during the quarter ended December 31, 1999 mainly as a result of the continuing profitability.

Accounts receivable increased slightly during the quarter, reflecting the slight growth in revenue.

The reduction in goodwill is attributable to regularly scheduled amortization.

Long-term debt decreased from $9,444,000 at September 30, 1999 to $9,403,000 at December 31, 1999. Regular principal pay-downs of approximately $345,000 during the quarter were offset by a temporary increase in the Company's line of credit balance. This balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

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

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of approximately $3,200,000 at December 31, 1999. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of December 31, 1999, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest of prime plus 2.5% with a maturity of March 2000. (Prime rate was 8.50% at December 31, 1999.) The line of credit is used to fund the working capital needs of the Company. At December 31, 1999, the Company is in default of a debt covenant related to the line of credit in regard to a net worth. The covenant requires that net worth of the Company not drop below $7,650,000. The Company believes, but cannot be certain, that the financial institution does not intend to take action related to this default and continues to utilize the line on a daily basis. This line of credit expires under its original terms on March 24, 2000 and the Company is currently in negotiations with its current lender and various other potential lenders to refinance this debt. It is, therefore, being temporarily classified as current.

As of December 31, 1999, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

Operating activities produced $509,000 of cash during the first quarter of fiscal year 2000, compared with $332,000 during the first quarter of fiscal year 1999.

Investing activities produced $172,000 in the first quarter of fiscal year 1999 in cash mainly as the result of the Company selling a piece of investment property for approximately $225,000 (sold for approximately the recorded book value).

Financing activities utilized $345,000 in cash during the quarter for debt reduction offset by an approximate $304,000 increase in the line of credit that was temporary in nature due to the daily fluctuation of the primary line of credit.

The Year 2000

During the years leading up to the Year 2000, an important business issue arose over the concern that the Company's computer systems, or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, would fail to, or work incorrectly, accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter (commonly known as the "Year 2000" problem). In response, the Company conducted a review of its business systems, including its computer systems, on a system-by-system basis, and queried third parties with whom it conducts business as to their progress in identifying and addressing problems that their computer systems might face in correctly processing date information. The Company reviewed its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entailed evaluation of hardware/software and testing. The cost to bring the Company's IT systems into Year 2000 compliance was approximately $25,000.

The Company determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) needed to be upgraded to make the systems Year 2000 compliant. The Company has upgraded their system at a cost of approximately $20,000.

The Company also reviewed its non-IT systems (including voice communications). The costs to remedy non-IT systems was not material. The source of funds for evaluation and remediation of Year 2000 compliance issues was cash flow from operations.

The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts' credit card processing systems (including related telecommunication systems), the companies which supply the Company with medical supplies, and the insurance company payors for the Company's patients' medical claims. To date, however, the Company is not aware of the failure of any of the systems of these third parties relating to Year 2000 problems.

Evidence of system performance in the IT and non-IT systems of the Company and third parties with whom it conducts business following January 1, 2000 indicates that most of the areas of exposure to system malfunctions associated with Year 2000 issues have been properly addressed. Nevertheless, there can be no assurance that the Company has identified all Year 2000 problems in its computer systems or those of third parties in advance of their occurrence or that the
Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional maintenance or modification costs will be expensed as incurred.

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

Approximately $5,500,000 of the Company's debt at December 31, 1999 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Company's debt at December 31, 1999 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 1999, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.              /s/ Jerry F. Wells, Jr.
-----------------------------              -----------------------
Marion F. McFarland, III, M.D.             Jerry F. Wells, Jr.
President, Chief Executive Officer,        Executive Vice President of Finance,
and Chairman of the Board                  Chief Financial Officer and
                                           Principal Accounting Officer



Date:  February 14, 2000

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


 EXHIBIT NUMBER
                                          DESCRIPTION                                       PAGE NUMBER
-----------------    -------------------------------------------------------    ------------------------------------

       27            Financial Data Schedule                                    Filed separately as Article Type 5
                                                                                via Edgar