Form 10-Q
period 2000-03-31
UCI MEDICAL AFFILIATES INC
filed 2000-05-22
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 2000
                                    ----------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from:                                         to
                                    -----------------------------------

Commission file number:                                                0-13265
                                    ------------------------------------------

                               UCI MEDICAL AFFILIATES, INC,
              (Exact name of Registrant as specified in its charter)

                           Delaware                          59-2225346
--------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
          or organization)

1901 Main Street, 12th Floor, Mail Code 1105,Columbia, SC 29201 (Address of principal executive offices)

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

    9,650,515 shares of $.05 common stock outstanding at March 31, 2000

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX



                                                                                               Page Number
PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - March 31, 2000
                           and September 30, 1999                                                         3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the six months ending March 31, 2000 and March 31, 1999                        4

                           Condensed Consolidated Statements of Cash Flows for the six months
                           ending March 31, 2000 and March 31, 1999                                       5

                           Notes to Condensed Consolidated Financial Statements                         6-7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         8-12

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                    13


PART II           OTHER INFORMATION

                  Items 1-6                                                                           14-15


SIGNATURES                                                                                               16


EXHIBIT INDEX                                                                                            17

                          UCI MEDICAL AFFILIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2000       September 30, 1999
                                                                     -------------------    -----------------------
                                                                          (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                                 $  269,128                $    66,159
   Accounts receivable, less allowance for doubtful accounts
       of $1,171,280 and $1,482,522                                           7,706,935                  8,399,743
   Inventory                                                                    602,858                    590,318
   Prepaid expenses and other current assets                                    849,315                    748,467
                                                                     -------------------    -----------------------
Total current assets                                                          9,428,236     ----------------------
                                                                                                         9,804,687

Property and equipment, less accumulated depreciation of
   $5,512,080 and $4,921,458                                                  4,782,977                  4,796,643
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,408,420 and $2,650,249                      4,803,725                  8,711,255
Other assets                                                                     41,500                     41,500
                                                                     -------------------    -----------------------
Total Assets                                                               $ 19,056,438               $ 23,354,085
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                           $ 1,316,886                $   803,257
   Current portion of long-term debt                                          3,817,592                  4,557,797
   Accounts payable                                                           3,630,069                  3,341,712
   Accrued salaries and payroll taxes                                         2,993,921                  2,292,542
   Other accrued liabilities                                                    963,097     ----------------------
                                                                                                         1,098,859
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                    12,721,565                 12,094,167

Long-term debt, net of current portion                                        4,508,961                  4,886,435
                                                                     -------------------    -----------------------
Total Liabilities                                                            17,230,526                 16,980,602
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                     0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                    482,526                    482,526
   Paid-in capital                                                           21,723,628                 21,723,628
   Accumulated deficit                                                     (20,380,242)               (15,832,671)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                    1,825,912                  6,373,483
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                 $ 19,056,438               $ 23,354,085
                                                                     ===================    =======================


            The accompanying notes are an integral part of these consolidated financial statements.

                               UCI MEDICAL AFFILIATES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                     -----------------------------------    -------------------------------------
                                                          2000                1999               2000                 1999
                                                     ----------------    ---------------    ---------------      ----------------

Revenues                                                 $10,768,006        $10,472,842        $20,966,855           $20,154,240
Operating costs                                           10,853,170          8,878,580         20,071,979            17,216,440
                                                     ----------------    ---------------    ---------------      ----------------
Operating margin (deficit)                                  (85,164)          1,594,262            894,876             2,937,800

General and administrative expenses                           22,500             25,833             48,342                43,650
Impairment of goodwill                                     3,567,376                  0          3,567,376                     0
Depreciation and amortization                                470,729            491,669            936,877               972,183
                                                     ----------------    ---------------    ---------------      ----------------
Income (loss) from operations                            (4,145,769)          1,076,760        (3,657,719)             1,921,967

Other income (expense)
   Interest expense, net of interest income                (551,923)          (379,434)          (889,853)             (747,914)
   Gain (loss) on disposal of equipment                            0           (61,777)                  0              (61,777)
                                                     ----------------    ---------------    ---------------      ----------------
Other income (expense)                                     (551,923)          (441,211)          (889,853)             (809,691)

Income (loss) before benefit (provision )for
   income taxes                                          (4,697,692)            635,549        (4,547,572)             1,112,276
Benefit (provision )for income taxes                               0                  0                  0                     0
                                                     ----------------    ---------------    ---------------      ----------------

Net income (loss)                                       $(4,697,692)          $ 635,549       $(4,547,572)           $ 1,112,276
                                                                         ===============    ===============      ================
                                                     ================

Basic earnings (loss) per share                            $   (.49)           $    .08          $   (.47)             $     .15
                                                     ================    ===============    ===============      ================

Basic weighted average common shares
   outstanding                                             9,650,515          7,909,721          9,650,515             7,416,761
                                                     ================    ===============

Diluted earnings (loss) per share                          $   (.49)           $    .08          $   (.47)             $     .15
                                                     ================    ===============

Diluted weighted average common shares
===================================================        9,657,675          7,915,390     ==============       ===============
  outstanding                                                                                    9,657,473             7,422,655
                                                     ================    ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2000                  1999
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                     $(4,547,572)           $ 1,112,276
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                                       0                61,777
      Provision for losses on accounts receivable                        1,582,904               806,120
      Depreciation and amortization                                        936,877               972,183
      Impairment of goodwill                                             3,567,376                     0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (880,779)           (1,026,004)
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (119,488)             (206,772)
   Increase (decrease) in accounts payable and accrued
      expenses                                                             844,655             (772,241)
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) operating activities                          1,383,973               947,339
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (576,956)             (210,668)
Disposals of property and equipment                                              0                38,518
Acquisitions of goodwill                                                         0              (75,336)
(Increase) decrease in other assets                                              0               202,177
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) investing activities                          (576,956)              (45,309)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (426,613)             (151,037)
Increase (decrease) in book overdraft                                      513,629                     0
Payments on long-term debt                                               (691,064)             (722,211)
                                                                 ------------------    ------------------

Cash provided by (used in) financing activities                          (604,048)             (873,248)
                                                                 ------------------    ------------------

Increase (decrease) in cash and cash equivalents                           202,969                28,782
Cash and cash equivalents at beginning of period                            66,159               335,923
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 269,128             $ 364,705
                                                                 ==================    ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers, while other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements, which are contractually based upon factors such as productivity, collections and quality.

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


ASSET IMPAIRMENTS AND SUBSEQUENT EVENTS

The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 1, 2000. The performance of these centers, which were originally acquired in May 1998, have not met the expectations of the Company during fiscal year 2000 and the Company is no longer committed to the Georgia market. The Company expects to either sell the property and equipment at these centers for an amount approximating the net book value of the fixed assets or to transfer the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of $3,567,376 to reduce the goodwill to its fair value

Additionally, the Company expects to incur additional costs associated with the decision to close the Georgia centers in the third quarter of fiscal year 2000. These costs related primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Since management did not commit to an exit plan until May 2000, these costs will be recognized in the third quarter. The estimated severance costs are $325,000 and the lease obligations, net of estimated sub-lease income, are expected to range between $250,000 to $750,000.

GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency, an accumulated deficit, and the Company currently is in violation of a loan covenant related to its line of credit. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

The Company is currently seeking sources of financing from other financing sources with terms more suitable and favorable to the Company's financing requirements. The Company has extended its current facility on a month to month basis. The Company expects to have availability of the existing line of credit until it secures something more favorable.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of March 31, 2000 and 1999, the P.A.'s employed 121 and 95 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations
For the Three Months Ended March 31, 2000 as Compared to the Three Months Ended March 31, 1999

Revenues of $10,768,000 for the quarter ending March 31, 2000 reflect an increase of 3% from those of the quarter ending March 31, 1999.

This small growth in revenue is attributed to "same store" growth in patient charges. The same 40 locations were operating at both March 31, 2000 and at March 31, 1999. Patient encounters were approximately 134,000 in both the second quarter of fiscal year 2000 and 1999.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 20,000 lives at March 31, 2000. As of March 31, 2000, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

Increased and sustained revenues in fiscal years 2000 and 1999 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry.

The following table breaks out the Company's revenue and patient visits by revenue source for the second quarter of fiscal years 2000 and 1999.

                                                               Percent of            Percent of
                             Payor                           Patient Visits            Revenue
        ------------------------------------------------    ------------------     ----------------
                                                             2000      1999         2000    1999
                                                            -------- ---------     ------- --------
                                                                 17        19          16       19
        Patient Pay
                                                                 11        13           6        8
        Employer Paid
                                                                 13        11          14       10
        HMO
                                                                  6         8          13       11
        Workers Compensation
                                                                  9         9           7        6
        Medicare/Medicaid
                                                                 36        33          33       35
        Managed Care Insurance
                                                                  8         7          11       11
        Other (Commercial Indemnity, Champus, etc.)

An operating deficit of $(85,000) was earned during the second quarter of fiscal 2000 as compared to an operating margin of $1,594,000 for the second quarter of fiscal 1999.

Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. Additionally, the Atlanta centers, which are being closed, posted approximately $240,000 in losses during the quarter ending March 31, 2000. The allowance for bad debts was increased by approximately $700,000 to accrue for any collectibility issues on the Atlanta accounts receivable after center closure. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 1, 2000. The performance of these centers, which were originally acquired in May 1998, have not met the expectations of the Company during fiscal year 2000 and the Company is no longer committed to the Georgia market. The Company expects to either sell the property and equipment at these centers for an amount approximating the net book value of the fixed assets or to transfer the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of $3,567,376 to reduce the goodwill to its fair value.

Additionally, the Company expects to incur additional costs associated with the decision to close the Georgia centers in the third quarter of fiscal year 2000. These costs related primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Since management did not commit to an exit plan until May 2000, these costs will be recognized in the third quarter. The estimated severance costs are $325,000 and the lease obligations, net of estimated sub-lease income, are expected to range between $250,000 to $750,000.

When the Company acquires medical practices, the excess of cost over fair value of assets acquired (goodwill) is recorded as an asset and is amortized on a straight-line basis over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related center's undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation for possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

During the second quarter of fiscal year 2000, the above analysis resulted in an impairment change of approximately $3,570,000 to goodwill for centers that will be closed (i.e., the Atlanta Centers). This is recorded as Impairment of Goodwill.

Depreciation and amortization expense decreased to $471,000 in the second quarter of fiscal 2000, down from $492,000 in the second quarter of fiscal 1999. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions. Interest expense increased from $379,000 in the second quarter of fiscal 1999 to $552,000 in the second quarter of fiscal 2000 primarily as a result of increases to the prime rate.

Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency, an accumulated deficit, and the Company currently is in violation of a loan covenant related to its line of credit. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

The Company is currently seeking sources of financing from other financing sources with terms more suitable and favorable to the Company's financing requirements. The Company has extended its current facility on a month to month basis. The Company expects to have availability of the existing line of credit until it secures something more favorable.

For the Six Months Ended March 31, 2000 as Compared to the Six Months Ended March 31, 1999

Revenues of $20,967,000 reflect an increase of 4% from the same period in fiscal year 1999 and is attributable to "same store" growth in patient charges. Patient encounters increased to 265,000 for the six months ended March 31, 2000 from 261,000 for the six months ended March 31, 1999.

Financial Condition at March 31, 2000

Cash and cash equivalents increased by $203,000 during the six months ended March 31, 2000 mainly as a result of the timing of cash payments to vendors and salary payments.

Accounts receivable decreased by $693,000 during the six months, reflecting an improvement in the billing and collection functions.

The reduction in goodwill is attributable to regularly scheduled amortization and the realignment write-off of the Atlanta Centers previously discussed.

Long-term debt decreased from $9,444,000 at September 30, 1999 to $8,327,000 at March 31, 2000. Regular principal pay-downs of approximately $345,000 per quarter and a temporary decrease in the Company's line of credit balance were the cause. The line of credit balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

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

The Company has a $7,000,000 bank line of credit with an outstanding indebtedness of approximately $2,700,000 at March 31, 2000. The line of credit bears interest of prime plus 2.5% and has been extended on a month to month basis since March 2000. (Prime rate was 8.75% as of March 31, 2000.) The line of credit is used to fund the working capital needs of the Company's expansion. This debt was classified as current at March 31, 2000 due to the fact that it was renewed on a month to month basis.

As of March 31, 2000, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

Operating activities produced $1,384,000 of cash during the six months ended March 31, 2000, compared with $947,000 during the same period in the prior fiscal year. This improvement was mainly the result of the improvement in accounts receivable collections.

Investing activities used only $577,000 in cash during the six months ended March 31, 2000 to purchase needed equipment to operate existing centers.

Financing activities utilized $691,000 in cash during the six-month period primarily for debt reduction.

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

The Company also reviewed its non-IT systems (including voice communications). The costs to remedy non-IT systems were not material. The source of funds for evaluation and remediation of Year 2000 compliance issues was cash flow from operations.

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

Approximately $4,000,000 of the Company's debt at March 31, 2000 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Company's debt at March 31, 2000 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2000, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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

                  This item is not applicable


Item 3            Defaults upon Senior Securities

                  This item is not applicable.

Item 4            Submission of Matters to a Vote of Security Holders

                  On March 23, 2000, the annual meeting of the shareholders of the Company was held and the following actions were taken:

     The shares of Common Stock represented at the meeting were voted to elect Harold H. Adams, Jr. and Thomas G. Faulds to the Board of Directors for terms expiring in 2003, as follows:

                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Harold H. Adams, Jr.                  5,597,345       5,473,692          123,653
                  Thomas G. Faulds                      5,597,345       5,473,680          123,665

     Five other Directors, M.F. McFarland, III, M.D., A. Wayne Johnson, Ashby Jordan, M.D., John M. Little, M.D. and Charles M. Potok whose terms expire in 2000, 2001, 2001, 2001, and 2000, respectively, continued to serve as elected.

                  The shares of Common Stock represented at the meeting were voted to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ended September 30, 2000, as follows:

                        Number
                        Voting            For           Against         Abstain
                    -------------    ------------     -----------    ----------
                     5,596,720       5,557,282          39,438                0


Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits included on the attached Exhibit Index are filed as part of this report.
         --------

(b)      Reports on Form 8-K.
         -------------------

                      None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.            /s/ Jerry F. Wells, Jr., CPA
------------------------------------    ----------------------------
Marion F. McFarland, III, M.D.          Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,     Executive Vice President of Finance,
and Chairman of the Board               Chief Financial Officer, and
                                        Principal Accounting Officer




Date:  May 22, 2000

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