Form 10-Q
period 2000-06-30
UCI MEDICAL AFFILIATES INC
filed 2000-08-18
CIK 737561

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
                                                   Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      June 30, 2000

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

                                (803) 252-3661
                           Issuers telephone number

        (Former name, address or fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

     9,650,515 shares of $.05 common stock outstanding at August 18, 2000

                               UCI MEDICAL AFFILIATES, INC.

                                                     INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 2000
                           and September 30, 1999                                                        3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 2000 and June 30, 1999                        4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 2000 and June 30, 1999                                        5

                           Notes to Condensed Consolidated Financial Statements           6 -  8

                  Item 2   Managements Discussion and Analysis of Financial
                           Condition and Results of Operations                            9- 14

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                  15


PART II           OTHER INFORMATION

                  Items 1-6                                                                           16


SIGNATURES                                                                                            17


EXHIBIT INDEX                                                                                18

                           UCI Medical Affiliates, Inc.

                   Condensed Consolidated Balance Sheets

                                                                  June 30, 2000            September 30, 1999
                                                                  --------------------     ----------------------
                                                                      (unaudited)                (audited)
Assets
Current assets
   Cash and cash equivalents                                               $   19,094                 $   66,159
   Accounts receivable, less allowance for doubtful accounts
       of $1,304,726 and $1,482,522                                         7,857,059                  8,399,743
   Inventory                                                                  594,027                    590,318
   Prepaid expenses and other current assets                                  784,809                    748,467
                                                                  --------------------     ----------------------
Total current assets                                                        9,254,989      ---------------------
                                                                                                       9,804,687

Property and equipment, less accumulated depreciation of
   $5,794,848 and $4,921,458                                                4,600,300                  4,796,643
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,512,437 and $2,650,249                    4,699,707                  8,711,255
Other assets                                                                   41,500                     41,500
                                                                  --------------------     ----------------------
Total Assets                                                              $18,596,496               $ 23,354,085
                                                                  ====================     ======================

Liabilities and Stockholders Equity
Current liabilities
   Book overdraft                                                          $  957,094                 $  803,257
   Current portion of long-term debt                                        4,391,445                  4,557,797
   Accounts payable                                                         3,861,841                  3,341,712
   Accrued salaries and payroll taxes                                       3,364,486                  2,292,542
   Other accrued liabilities                                                1,083,050      ---------------------
                                                                                                       1,098,859
                                                                                           ----------------------
                                                                  --------------------
Total current liabilities                                                  13,657,916                 12,094,167

Long-term debt, net of current portion                                      4,365,199                  4,886,435
                                                                  --------------------     ----------------------
Total Liabilities                                                          18,023,115                 16,980,602
                                                                  --------------------     ----------------------

Commitments and contingencies

Stockholders Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                   0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                  482,526                    482,526
   Paid-in capital                                                         21,723,628                 21,723,628
   Accumulated deficit                                                   (21,632,773)               (15,832,671)
                                                                  --------------------     ----------------------
Total Stockholders Equity                                                    573,381                  6,373,483
                                                                  --------------------     ----------------------
Total Liabilities and Stockholders Equity                                $18,596,496               $ 23,354,085
                                                                  ====================     ======================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UCI Medical Affiliates, Inc.

              Condensed Consolidated Statements of Operations
                                (unaudited)

                                                         Three Months Ended June 30,               Nine Months Ended June 30,
                                                     -------------------------------------    -------------------------------------
                                                          2000                 1999                 2000                1999
                                                     ----------------    -----------------    -----------------    ----------------

Revenues                                                  $9,815,072           $9,956,512          $30,781,926        $ 30,110,753
Operating costs                                            9,675,552            8,852,797           29,747,531          26,069,237
                                                     ----------------    -----------------    -----------------    ----------------
Operating margin                                             139,520            1,103,715            1,034,395           4,041,516

General and administrative expenses                           22,084               24,777               70,426              68,428
Realignment and other expenses                               491,000                    0              491,000                   0
Impairment of goodwill                                             0                    0            3,567,376                   0
Depreciation and amortization                                395,890              495,532            1,332,767           1,467,715
                                                     ----------------    -----------------    -----------------    ----------------
Income (loss) from operations                              (769,454)              583,406          (4,427,174)           2,505,373

Other expense
   Interest expense, net of interest income                (483,076)            (311,849)          (1,372,929)         (1,059,763)
   Loss on disposal of equipment                                   0              (3,468)                    0            (65,245)
                                                     ----------------    -----------------    -----------------    ----------------
Other expense                                              (483,076)            (315,317)          (1,372,929)         (1,125,008)

Income (loss) before benefit (provision )for
   income taxes                                          (1,252,530)              268,089          (5,800,103)           1,380,365
Benefit (provision )for income taxes                               0                    0                    0                   0
                                                     ----------------    -----------------    -----------------    ----------------

Net income (loss)                                       $(1,252,530)            $ 268,089         $(5,800,103)         $ 1,380,365
                                                                         =================    =================    ================
                                                     ================

Basic earnings (loss) per share                            $   (.13)              $   .03            $   (.60)           $     .17
                                                     ================    =================    =================    ================

Basic weighted average common shares
  outstanding                                              9,650,515            9,650,515            9,650,515           8,161,360
                                                     ================    =================    =================    ================

Diluted earnings (loss) per share                         $    (.13)              $   .03            $   (.60)           $     .17
                                                     ================    =================    =================    ================

Diluted weighted average common shares
  outstanding                                              9,657,675            9,657,734            9,657,016           8,167,747
                                                     ================    =================    =================    ================


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                       UCI Medical Affiliates, Inc.

          Condensed Consolidated Statements of Cash Flows

                             (unaudited)


                                                                         Nine Months Ended June 30,
                                                                 ----------------------------------------
                                                                       2000                  1999
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                     $(5,800,103)            $1,380,365
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      (Gain) loss on disposal of equipment                                       0                65,245
      Provision for losses on accounts receivable                        2,444,356             1,270,585
      Depreciation and amortization                                      1,332,767             1,467,714
      Impairment of goodwill                                             3,567,376                     0
Changes in operating assets and liabilities:
   Accounts receivable                                                 (1,892,354)           (1,233,060)
   Inventories                                                             (3,709)                     0
   Prepaid expenses and other current assets                              (42,440)               146,007
   Accounts payable and accrued expenses                                 1,557,838           (1,086,511)
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,163,731             2,010,345
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (677,047)             (359,114)
Disposals of property and equipment                                              0                41,083
Acquisitions of goodwill                                                         0              (79,743)
(Increase) decrease in other assets                                              0               202,177
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                        (677,047)             (195,597)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                   318,422             (209,206)
Increase (decrease) in book overdraft                                      153,837             (847,819)
Payments on long-term debt                                             (1,006,008)           (1,019,883)
                                                                 ------------------    ------------------

Cash used in financing activities                                        (533,749)           (2,076,908)
                                                                 ------------------    ------------------

Decrease in cash and cash equivalents                                     (47,065)             (262,160)
Cash and cash equivalents at beginning of period                            66,159               335,923
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $   19,094            $   73,763
                                                                 ==================    ==================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UCI MEDICAL AFFILIATES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Companys annual report on Form 10-K for the year ended September 30, 1999.

     The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. (UCI), UCI Medical Affiliates of South Carolina, Inc. (UCI-SC), UCI Medical Affiliates of Georgia, Inc. (UCI-GA), Doctors Care, P.A., Doctors Care of Georgia, P.C., and Doctors Care of Tennessee, P.C. (the three together as the P.A.). (As used herein, the term Company refers to UCI, UCI-SC, UCI-GA, and the P.A., collectively.) Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into an exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

     In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A.s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.s. Through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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


ASSET IMPAIRMENTS AND SUBSEQUENT EVENTS

     The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, have not met the expectations of the Company during fiscal year 2000 and the Company is no longer committed to the Georgia market. The Company expects to either sell the property and equipment at these centers for an amount approximating the net book value of the fixed assets or to transfer the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of $3,567,376 to reduce the goodwill to its fair value.

     Additionally, the Company has incurred additional costs associated with the decision to close the Georgia centers in the third quarter of fiscal year 2000. These costs related primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Since management did not commit to an exit plan until May 2000, these costs were recognized in the third quarter. The estimated severance costs are $185,000 and the lease obligations, net of estimated sub-lease income, are $306,000.

     The Company has a $4,000,000 bank line of credit with an outstanding indebtedness of approximately $3,100,000 at June 30, 2000. The line of credit bears interest of prime plus 3.5% and has been extended for one year until August 2001. (Prime rate was 8.75% as of June 30, 2000.) The line of credit is used to fund the working capital needs of the Company. This debt was classified as current at June 30, 2000 due to the fact that it was renewed for only a one-year term.


GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency and an accumulated deficit. Ultimately, the Companys viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                    PART I

                                             FINANCIAL INFORMATION

                                                    ITEM 2


MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Companys consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     The consolidated financial statements of the Company include the accounts of UCI, UCI-SC, UCI-GA and the P.A.s. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the PAs. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

     In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A.s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company.

     The P.A.s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Companys three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of June 30, 2000 and 1999, the P.A.s employed 101 and 93 medical providers, respectively.

     The net assets of the P.A.s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

     The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.


Results of Operations
For the Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999

     Revenues of $9,815,000 for the quarter ending June 30, 2000 reflect a decrease of 1% from those of the quarter ending June 30, 1999.

     This small decrease in revenue is attributed to the wind-down of the Atlanta operations to be discussed later. The same 40 locations were operating at both June 30, 2000 and at June 30, 1999. Patient encounters were approximately 122,000 and 123,000 in the third quarter of fiscal year 2000 and 1999, respectively.

     During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Companys centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation (CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care gatekeeper for more than 18,000 lives at June 30, 2000. As of June 30, 2000, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

     Increased and sustained revenues in fiscal years 2000 and 1999 also reflect the Companys heightened focus on occupational medicine and industrial health services (these revenues are referred to as employer paid on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Companys services for industry.

     The following table breaks out the Companys revenue and patient visits by revenue source for the third quarter of fiscal years 2000 and 1999.

                                                               Percent of            Percent of
                             Payor                           Patient Visits            Revenue
        ------------------------------------------------    ------------------     ----------------
                                                             2000      1999         2000    1999
                                                            -------- ---------     ------- --------
                                                                 17        18          18       18
        Patient Pay
                                                                 14        15           8        9
        Employer Paid
                                                                 12        11          14        9
        HMO
                                                                  8         8          17       16
        Workers Compensation
                                                                  7         7           6        6
        Medicare/Medicaid
                                                                 36        34          30       31
        Managed Care Insurance
                                                                  6         7           7       11
        Other (Commercial Indemnity, Champus, etc.)

     An operating margin of $139,000 was earned during the third quarter of fiscal 2000 as compared to an operating margin of $1,104,000 for the third quarter of fiscal 1999.

     Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are, in part, attributable to increased cost-cutting pressures applied by managed care insurance payors that cover many of the Companys patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. Additionally, the Atlanta centers, which were closed effective June 30, 2000, posted approximately $201,000 in losses during the quarter ending June 30, 2000. The allowance for bad debts was increased by approximately
$470,000, partially to accrue for any collectibility issues on the Atlanta accounts receivable after center closure. The number of patients at the Companys Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

     The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, have not met the expectations of the Company during fiscal year 2000 and the Company is no longer committed to the Georgia market. The Company expects to either sell the property and equipment at these centers for an amount approximating the net book value of the fixed assets or to transfer the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of $3,567,376 to reduce the goodwill to its fair value.

     Additionally, the Company expects to incur additional costs associated with the decision to close the Georgia centers after the third quarter of fiscal year 2000. These costs related primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Since management did not commit to an exit plan until May 2000, these costs were recognized in the third quarter. The estimated severance costs are $185,000 and the lease obligations, net of estimated sub-lease income, are expected to be approximately $306,000.

     When the Company acquires medical practices, the excess of cost over fair value of assets acquired (goodwill) is recorded as an asset and is amortized on a straight-line basis over 15 years. Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable. When external factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related centers undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured based on the difference between the carrying amount and fair value, for which discounted cash flows are used. Examples of external factors that are considered in evaluation for possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

     During the second quarter of fiscal year 2000, the above analysis resulted in an impairment change of approximately $3,570,000 to goodwill for centers that will be closed (i.e., the Atlanta Centers). This is recorded as Impairment of Goodwill.

     Depreciation and amortization expense decreased to $396,000 in the third quarter of fiscal 2000, down from $496,000 in the third quarter of fiscal 1999. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Companys medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions. Interest expense increased from $312,000 in the third quarter of fiscal 1999 to $483,000 in the third quarter of fiscal 2000 primarily as a result of increases to the prime rate and to fees associated with the renewal of the Companys primary line-of-credit.

Going Concern Matters

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency and an accumulated deficit. Ultimately, the Companys viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the Nine Months Ended June 30, 2000 as Compared to the Nine Months Ended June 30, 1999

     Revenues of $30,782,000 reflect an increase of 2% from the same period in fiscal year 1999 and is attributable to same store growth in patient charges. Patient encounters increased to 387,000 for the nine months ended June 30, 2000 from 384,000 for the nine months ended June 30, 1999.

Financial Condition at June 30, 2000

     Cash and cash equivalents decreased by $47,000 during the nine months ended June 30, 2000 mainly as a result of the timing of cash payments to vendors and salary payments.

     Accounts   receivable   decreased  by  $543,000  during  the  nine  months,
reflecting an improvement in the billing and collection functions and the wind-down of the Atlanta centers.

     The  reduction  in  goodwill  is   attributable   to  regularly   scheduled
amortization and the realignment write-off of the Atlanta Centers previously discussed.

     Long-term debt decreased from $9,444,000 at September 30, 1999 to $8,756,000 at June 30, 2000. Regular principal pay-downs were the cause. The line of credit balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

     The Company requires capital principally to fund growth (acquire new Centers), for working capital needs and for the retirement of indebtedness. The Companys capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), and credit extended by suppliers.

     The Company has a $4,000,000 bank line of credit with an outstanding indebtedness of approximately $3,100,000 at June 30, 2000. The line of credit bears interest of prime plus 3.5% and has been extended for one year until August 2001. (Prime rate was 8.75% as of June 30, 2000.) The line of credit is used to fund the working capital needs of the Company. This debt was classified as current at June 30, 2000 due to the fact that it was renewed for only a one-year term.

     As of June 30, 2000, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

     Operating activities produced $1,164,000 of cash during the nine months ended June 30, 2000, compared with $2,010,000 during the same period in the prior fiscal year. This decrease was mainly the result of the decline in the operating margin.

     Investing activities used only $677,000 in cash during the nine months ended June 30, 2000 to purchase needed equipment to operate existing centers.

     Financing activities utilized $534,000 in cash during the nine-month period primarily for debt reduction.


The Year 2000

     During the years leading up to the Year 2000, an important business issue arose over the concern that the Companys computer systems, or other business systems, or those of the Companys vendors, working either alone or in conjunction with other software or systems, would fail to, or work incorrectly, accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter (commonly known as the Year 2000 problem). In response, the Company conducted a review of its business systems, including its computer systems, on a system-by-system basis, and queried third parties with whom it conducts business as to their progress in identifying and addressing problems that their computer systems might face in correctly processing date information. The Company reviewed its information technology (IT) hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entailed evaluation of hardware/software and testing. The cost to bring the Companys IT systems into Year 2000 compliance was approximately $25,000.

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

     The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Companys depository accounts credit card processing systems (including related telecommunication systems), the companies which supply the Company with medical supplies, and the insurance company payors for the Companys patients medical claims. To date, however, the Company is not aware of the failure of any of the systems of these third parties relating to Year 2000 problems.

     Evidence of system performance in the IT and non-IT systems of the Company and third parties with whom it conducts business following January 1, 2000 indicates that most of the areas of exposure to system malfunctions associated with Year 2000 issues have been properly addressed. Nevertheless, there can be no assurance that the Company has identified all Year 2000 problems in its computer systems or those of third parties in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Companys efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the
Companys  business,   financial  condition  and  results  of  operations.   Any
additional maintenance or modification costs will be expensed as incurred.

Advisory Note Regarding Forward-Looking Statements

     Certain of the statements contained in this PART I, Item 2 (Managements Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Companys management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Companys costs of providing healthcare and administering its network of
Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Companys expansion and development strategy; the dependence on key personnel, the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company, and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.



                                                    ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes credit facilities with financial institutions used to maintain liquidity and fund the Companys business operations, as well as notes payable to various third parties in connection with certain acquisitions of property and equipment. The nature and amount of the Companys debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Companys interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not currently use derivative instruments to adjust the Companys interest rate risk profile.

     Approximately $4,000,000 of the Companys debt at June 30, 2000 was subject to fixed interest rates and principal payments. Approximately $4,000,000 of the Companys debt at June 30, 2000 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2000, the Companys interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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




Date:  August 18, 2000

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