Form 10-K
period 2000-09-30
UCI MEDICAL AFFILIATES INC
filed 2001-01-16
CIK 737561

FORM 10-K
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
(Mark One)
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of voting stock held by nonaffiliates of the registrant on December 15, 2000, was approximately $1,206,992.*

     The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,478 at December 15, 2000.


            Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be furnished in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.


     * Calculated by excluding all shares held by officers, directors and controlling shareholders of registrant without conceding that all such persons are Affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K

         PART I                                                                                   PAGE

Item 1.  Business....................................................................................3

Item 2.  Properties.................................................................................10

Item 3.  Legal Proceedings..........................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders........................................11


         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................12

Item 6.  Selected Financial Data....................................................................13

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................21

Item 8.  Financial Statements and Supplementary Data................................................21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......21


         PART III

Item 10. Directors and Executive Officers of the Registrant.........................................22

Item 11. Executive Compensation.....................................................................22

Item 12. Security Ownership of Certain Beneficial Owners and Management.............................22

Item 13. Certain Relationships and Related Transactions.............................................22

         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................23



                                PART I


Item 1...Business

General

     UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 34 freestanding medical centers (the "Centers"), 32 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (28 operating as Doctor's Care in South Carolina, two as Doctor's Care in Knoxville, Tennessee, and four as Progressive Physical Therapy Services in South Carolina).

Organizational Structure

     Federal  law and the  laws of  South  Carolina  generally  specify  who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of Doctor's Care, P.A. or Doctor's Care of Tennessee, P.C. (together the "P.A.'s," and together with UCI, UCI-SC and UCI-GA, the "Company"), each of which has contracted with UCI-SC or UCI-GA, as applicable, to be the sole provider of all non-medical direction and supervision of the Centers operating in its respective state of organization. Each P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI, UCI-SC nor UCI-GA employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services.

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

     The P.A.'s and UCI-SC share a common management team. In each case, the same individuals serve as President, Medical Director and as Chief Financial Officer of each entity. The sole shareholder and President of the South Carolina P.A. is M.F. McFarland, III, M.D., the President and Chief Executive Officer of UCI, UCI-SC and UCI-GA. The sole shareholder of the Tennessee P.C. is D. Michael Stout, M.D., the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA.

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

     The Company's Centers are broadly distributed throughout the state of South Carolina and Knoxville, Tennessee. There are sixteen primary care Centers in the Columbia region (including the four physical therapy offices), five in the Charleston region, four in the Myrtle Beach region, one in the Aiken region, six in the Greenville-Spartanburg region and two in Knoxville, Tennessee.

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

     The Company's Centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation and other private insurance). Managed care billings represent the most significant source of revenues. The Company also provides services for members of the four largest health maintenance organizations ("HMOs") operating in South Carolina - Companion HealthCare Corporation, HMO Blue, Cigna/HealthSource South Carolina, Inc., and Physician's Health Plan.

     The following table breaks out the Company's approximate revenue and patient visits by revenue source for fiscal year 2000:


                                       Percent of                Percent of
         Payor                       Patient Visits                Revenue
--------------------------       -------------------        ------------------

Patient Pay                                  17%                        18%

Employer Paid                                14%                         8%

HMO                                          12%                        14%

Workers Compensation                          8%                        17%

Medicare/Medicaid                             7%                        6%

Managed Care Insurance                       36%                        30%

Other (Commercial Indemnity,
Champus, etc.)                                6%                        7%

     In accordance with the Administrative Services Agreements described above, UCI-SC and UCI-GA, as the agents for the P.A.'s, process all payments for the P.A.'s. When payments for the P.A.'s are received, they are deposited in accounts owned by each P.A. and are automatically transferred to lockbox accounts owned by UCI-SC and UCI-GA. In no event are the physicians entitled to receive such payments. The patient mix in no way affects the Company's management service fees per the Administrative Services Agreements.

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

The Company currently does not provide any services on a capitated basis.

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

Limitations on the Corporate Practice of Medicine

     Federal law and the laws of many states, including Georgia, South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the UCI Centers are provided by or under the supervision of the P.A.'s pursuant to contracts with the Company's wholly-owned subsidiaries. The P.A.'s are organized so that all physician services are offered by the physicians who are employed by the P.A.'s. None of UCI, UCI-SC or UCI-GA employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care or represents to the public that it offers medical services.

     As described above, UCI-SC has entered into an Administrative Services Agreement with Doctor's Care, P.A. and UCI-GA has entered into a similar Administrative Services Agreement with P.A.'s operating in Tennessee pursuant to which UCI-SC and UCI-GA, as applicable, perform all non-medical management of the applicable P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business - Organizational Structure.)

     Because of the unique structure of the relationships existing between UCI-SC, UCI-GA and the P.A.'s, many aspects of UCI's business operations have not been the subject of state or federal regulatory interpretation. There can be no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by the Company will not result in a determination that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict the existing operations or proposed expansion of the Company's business.

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

     Through its wholly owned subsidiaries, UCI-SC and UCI-GA, the Company provides management and administrative services to the UCI Centers in South Carolina and Tennessee. South Carolina and Tennessee have adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of the applicable state anti-kickback and self-referral laws.

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

Tennessee

     The Tennessee physician conflict of interest/disclosure law provides that physicians are free to enter into lawful contractual relationships, including the acquisition of ownership interests in health facilities. The law further recognizes that these relationships can create potential conflicts of interests, which shall be addressed by the following: (a) the physician has a duty to disclose to the patient or referring colleagues such physician's ownership interest in the facility or therapy at the time of referral and prior to utilization; (b) the physician shall not exploit the patient in any way, as by inappropriate or unnecessary utilization; (c) the physician's activities shall be in strict conformity with the law; (d) the patient shall have free choice either to use the physician's proprietary facility or therapy or to seek the needed medical services elsewhere; and (e) when a physician's commercial interest conflict so greatly with the patient's interest as to be incompatible, the physician shall make alternative arrangements for the care of the patient.

     Because the Company is not a provider of health services, the Company believes that Tennessee's conflict of interest/disclosure law does not apply to its current operations. Even if the Tennessee conflict of interest/disclosure law were to apply, the Company's internal quality assurance/utilization review programs will help identify any inappropriate utilization by a Center.

     Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity which provides healthcare services. The Company believes that it does not fit within the definition of a "healthcare entity" because the Company is not a provider of healthcare services. The Centers provide all health care services to patients through employees of the P.A. There are no provider investors in the P.A. that refer patients for designated health care services except the sole physician shareholder of the P.A. The Company believes that referrals by the sole shareholder of the P.A. come within a statutory exception. Accordingly, under Tennessee law, the Company believes that the provider self-referral prohibition would not apply to the Centers' or the Company's operations in Tennessee.

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

Antitrust Laws

     Because each of the P.A.'s is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. The Company believes it is in compliance with such state and federal laws which may affect its development of integrated healthcare delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company.

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

Regulation of Risk Arrangements and Provider Networks

     Federal and state laws regulate insurance companies, health maintenance organizations and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by the Company could possibly be characterized by some states as the business of insurance. The Company, however, believes that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. South Carolina and Tennessee do not currently regulate the establishment or operation of networks of healthcare providers except where such entities provide utilization review services through private review agents. There can be no assurance that regulators of the states in which the Company may operate would not apply these laws to require licensure of the Company's operations as an insurer or provider network. The Company believes that it is in compliance with these laws in the states in which it currently does business, but there can be no assurance that future interpretations of these laws by the regulatory authorities in South Carolina, Tennessee or the states in which the Company may expand in the future will not require licensure of the Company's operations as an insurer or provider network or a restructuring of some or all of the Company's operations. In the event the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Further, once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

Employees

     As of September 30, 2000, the Company had 625 employees (475 on a full-time equivalent basis). This includes 106 medical providers employed by the P.A.'s.

Advisory Note Regarding Forward-Looking Statements

     Certain of the statements contained in this PART I, Item 1 (Business) and in PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel; the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties

     All but one of the Company's primary care Centers' facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One Center is leased from an entity affiliated with the Company's Chairman and one Center is leased from Companion HealthCare Corporation, a principal shareholder of the Company. One of the Centers is leased from a physician employee of the P.A.'s.

     The Company's Centers are broadly distributed throughout the state of South Carolina and two are in Knoxville, Tennessee. There are 16 primary care Centers in the Columbia, South Carolina region (including four physical therapy offices), five in the Charleston, South Carolina region, four in the Myrtle Beach, South Carolina region, one in the Aiken, South Carolina region, six in the Greenville-Spartanburg, South Carolina region and two in the Knoxville, Tennessee region. The Company's corporate offices are located in downtown Columbia, South Carolina in 13,000 square feet of leased space. The Centers are all in free-standing buildings in good repair.

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

                                                        Bid Price
                                                --------------------------
                                                   High             Low
                                                ---------        ---------
Fiscal Year Ended September 30, 2000

     1st quarter (10/01/99 - 12/31/99)             $.94             $.50
     2nd quarter (01/01/00 - 03/31/00)              .69              .50
     3rd quarter (04/01/00 - 06/30/00)              .59              .33
     4th quarter (07/01/00 - 09/30/00)              .45              .31

Fiscal Year Ended September 30, 1999

     1st quarter (10/01/98 - 12/31/98)             $.56             $.41
     2nd quarter (01/01/99 - 03/31/99)              .59              .34
     3rd quarter (04/01/99 - 06/30/99)              .80              .45
     4th quarter (07/01/99 - 09/30/99)              .75              .50


     As of December 15, 2000, there were 309 stockholders of record of Common Stock, excluding individual participants in security position listings.

     UCI has not paid cash dividends on the Common Stock since its inception and has no plans to declare cash dividends in the foreseeable future.


Item 6.  Selected Financial Data

                     STATEMENT OF OPERATIONS DATA

                                                            (In thousands, except per share data)
                                                              For the year ended September 30,
                                               -------------------------------------------------------------------------
                                                  2000            1999            1998           1997           1996
                                               ------------    -----------     -----------    ------------    ----------

Revenues                                           $39,953        $40,470         $37,566         $27,925       $23,254
Net income (loss)                                  (6,102)            910        (10,508)            (84)           466
Basic and diluted earnings (loss) per share          (.63)            .11                           (.02)           .11
                                                                                   (1.61)
Basic weighted average number of
  shares outstanding                                 9,651          8,537                           5,005         4,294
                                                                                    6,545
Diluted weighted average number of
  shares outstanding                                 9,657          8,544           6,545           5,005         4,294




                                                   BALANCE SHEET DATA

                                                        (In thousands, except per share data)
                                                                       At September 30,
                                                  -----------------------------------------------------------------------
                                                    2000           1999            1998           1997           1996
                                                  ----------     ----------     -----------    -----------     ----------

Working capital                                    $(6,230)       $(2,289)        $(3,718)         $2,921        $ 2,020
Property and equipment, net                           4,326          4,797           5,475          4,003          3,300
Total assets                                         17,782         23,354          26,202         21,082         15,733
Long-term debt, including current portion             8,952          9,444          11,988          7,939          5,373
Stockholders' equity                                    271          6,373             987          9,488          7,822



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

     The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 2000 and 1999, the P.A.'s employed 106 and 121 medical providers, respectively.

     The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 2000, the Company has shown a slight decrease in revenues. This decrease is a direct result of actions taken by management to close unprofitable centers in the Atlanta region.

     The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Comparison of Results of Operations for Fiscal Years 2000, 1999, and 1998

     Revenues of $39,953,000 in fiscal year 2000 reflected a decrease of 1% from the fiscal year 1999 revenues of $40,470,000 which reflected an increase of 8% from the amount reported for fiscal year 1998. The following reflects revenue trends from fiscal year 1996 through fiscal year 2000:

                                      For the year ended September 30, (in thousands)

                              2000          1999           1998           1997           1996
                           -----------    ----------     ----------    -----------    -----------


Revenues                      $39,953       $40,470        $37,566         $27,925        $23,254

Operating Costs                38,127        35,975         39,094          26,466         21,525

Operating Margin                1,827         4,495         (1,528)          1,459          1,729

     The small decrease in revenue for fiscal year 2000 is attributed primarily to the shutdown of the Atlanta centers to be discussed later. Revenues for the Atlanta centers declined by $1,059,000 from $2,648,000 for fiscal year 1999 to $1,589,000 for fiscal year 2000. This decrease was offset somewhat by same center growth in the established centers in South Carolina.

     The number of centers operated by the Company decreased from 40 to 34 from September 30, 1999 to September 30, 2000. Of the six centers closed, five were in the Atlanta region and the sixth was a physical therapy site in the Greenville-Spartanburg region which was opened for only a short period in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

     The increase in revenue for fiscal year 1999 from fiscal year 1998 was approximately 8% and was derived almost exclusively from growth in "same center" patient visits and charges. Approximately $2,900,000 of this was the result of center maturation for the locations opened in the prior fiscal year and was offset somewhat by the revenues of the centers open in fiscal year 1998 and closed during fiscal year 1999.

     During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 lives in fiscal years 2000, 1999 and 1998. As of September 30, 2000, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market; the Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. For fiscal year 1998, capitated revenue declined to $2,700,000 from $3,100,000 in fiscal year 1997. This decline was primarily the result of one of the "gatekeeper" HMO's (Companion) switching from a capitation payment scheme to a discounted fee for service scheme during the middle of fiscal year 1998. In fiscal year 1999, there was only one HMO that paid by capitated revenue which was approximately $1,400,000 or 3% of total revenue. At September 30, 2000, none of the four HMOs paid via a capitation arrangement.

     Sustained revenues in fiscal years 2000 and 1999 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 25% of the Company's total revenue was derived from these occupational medicine services in fiscal year 2000, 24.5% in fiscal year 1999 and 23% in fiscal year 1998. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

     Patient encounters were 504,000 in fiscal year 2000, 509,000 in fiscal year 1999 and 497,000 in fiscal year 1998. The increase from fiscal year 1998 to fiscal year 1999 was achieved despite the net reduction of one location during the year due to center maturation and marketing efforts. Of the 104,000 increase in fiscal year 1998, 55,000 is attributable to the Centers opened during the fiscal year. A decrease in patient encounters in fiscal year 1998 is not believed to have resulted from the six center closures noted above due to timing (divestiture or closure in September 1998) or because the Company had a nearby operating location. The small decrease in fiscal year 2000 is due to the closure of the Atlanta centers effective June 30, 2000. Patient encounters in the Atlanta centers were 21,000 in fiscal year 2000 as compared to 32,000 in fiscal year 1999.

     No new significant competition entered the Company's market during fiscal year 2000 or fiscal year 1999. However, revenues were short of goals for fiscal years 1998 and 1997, due in part to the increased competition from hospitals and other providers in Columbia, Greenville, Myrtle Beach and Atlanta during fiscal year 1998 and in Columbia, Greenville, Myrtle Beach and Sumter during fiscal year 1997. In each of these areas, regional hospitals have acquired or opened new primary care physician practices that compete directly with the Company for patients. In each case, the hospital owner of the Company's competition is believed to have significantly greater resources than the Company. Management believes that such competition will continue into the future and plans to compete on a basis of quality service and accessibility.

     The operating margin decreased to $1,827,000 in fiscal year 2000 from $4,495,000 in fiscal year 1999 partially due to the poor performance of the Atlanta centers for the first nine months of the fiscal year until their closure on June 30, 2000. For the nine months ending June 30, 2000, the Atlanta centers had an operating deficit of approximately $1,143,000 as compared to an operating deficit of approximately $730,000 for the twelve months of fiscal year 1999. Approximately $400,000 of the decline in the operating deficit from fiscal year 1999 to fiscal year 2000 was attributable to the two Knoxville centers, one of which moved to a new location in early fiscal year 2000. This move resulted in a severe reduction of business for approximately six months which began to improve over the last quarter of fiscal year 2000. The remainder of the decrease is primarily due to continuing costs pressures of managed care that the Company plans to address via costs reductions and enhanced revenues through an increased marketing campaign and due to an increase of $519,000 in bad debt expense in fiscal year 2000 as compared to fiscal year 1999, and a $379,000 change in estimate in fiscal year 1999 reducing lease expense, as discussed in Note 15 to the financial statements.

     An operating margin of $4,495,000 was achieved in fiscal year 1999. This significant improvement over fiscal year 1998 was the result of a decisive cost reduction plan put into place by management during the fourth quarter of fiscal year 1998 that included staff reductions and the closure or divestiture of several unprofitable centers. For the six centers that were closed or divested of during fiscal year 1998 the combined losses were approximately $775,000 during fiscal year 1998. Salary savings from the staff reductions are estimated to be approximately $1,000,000 at the corporate level and between $3,000,000 and $4,000,000 at the remaining centers. The following table breaks out the Company's revenue and patient visits by revenue source for fiscal years 2000, 1999, and 1998.

                                                           Percent of Patient           Percent of Revenue
                                                                  Visits
                                                         -------------------------    --------------------------
                                                         2000    1999      1998        2000     1999     1998
                                                         ------- ------- ---------    -------- -------- --------
                                                             17      18        20          18
        Patient Pay                                                                                 18       18
                                                             14                             8
        Employer Paid                                                15        13                    9        9
                                                             12                            14        9
        HMO                                                          11        13                            12
                                                              8                            17
        Workers Compensation                                          8        10                   16       14
                                                              7                             6
        Medicare/Medicaid                                             7        11                    6        7
                                                             36                            30
        Managed Care Insurance                                       34        27                   31       30
                                                              6       7         6           7       11       10
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

     Bad debt expense, a component of operating costs, was approximately $2,808,000 (or approximately 7% of revenue) for fiscal year 2000, $2,289,000 (or approximately 6% of revenue) for fiscal year 1999 and $2,978,000 (or approximately 8% of revenue) for fiscal year 1998. This increase is primarily due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998 (Georgia centers). Management is not yet certain if the collection difficulties being encountered will continue but intends to evaluate collectibility on a monthly basis. Collections in the Atlanta market where the Company no longer has any presence have also been more difficult.

     The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, did not meet the expectations of the Company during fiscal year 2000 and the Company was no longer committed to the Georgia market. The Company sold the property and equipment at these centers for an amount approximating the net book value of the fixed assets or transferred the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of approximately $3,567,000 to reduce the goodwill to its fair value. This is a component of the line item Realignment and Impairment Charges.

     Additionally, the Company incurred additional costs associated with the decision to close the Georgia centers during the third and fourth quarters of fiscal year 2000. These costs relate primarily to exiting certain lease obligations. The estimated lease obligations, net of estimated sub-lease income, are expected to be approximately $242,000 at September 30, 2000. The total costs related to lease obligations and employee contractual liabilities for the Atlanta centers closed June 30, 2000 was $561,000 which is the other component of the line item Realignment and Impairment Charges.

     November 1, 1998, the Company sold the three centers of the Springwood Lake Family Practice that had been acquired approximately one year earlier in September 1997. The three centers were operated by the Company as Springwood Lake Family Practice, Woodhill Family Practice and Midtown Family Practice. These centers operated more along the lines of traditional family practices (taking appointments, doing hospital admissions, etc.) than the Company's other centers and had not been profitable. They were also a drain on cash flow to the Company of approximately $460,000 during fiscal year 1998. The time needed to correct these problems was determined to be excessive by the Company's management and these three centers were sold back to the former owners (providers). As of September 30, 1998, the Company recorded a loss on the disposition of approximately $1,668,000. This is a component of the line item Realignment and Impairment Charges in fiscal year 1998.

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

     During the second quarter of fiscal year 2000 and the fourth quarter of fiscal year 1998, the above analysis resulted in an impairment change of approximately $3,567,000 and $1,642,000 to goodwill for centers that had been closed (i.e., Atlanta region) and for two underperforming centers. This is a component of the line item Realignment and Impairment Charges.

     It should be noted that the Company also has launched medical centers as start-up operations, which have contributed in fiscal years 1999 and 1998 to the Company's overall cash used in operations. Costs of starting up new centers are expensed as incurred.

     Depreciation and amortization expense decreased to $1,720,000 in fiscal year 2000, down from $1,954,000 in fiscal year 1999 and $1,950,000 in fiscal year 1998. This decrease reflects lower amortization and depreciation resulting from the closure of the Atlanta region. Net interest expense increased to $1,995,000 in fiscal year 2000 from $1,472,000 in fiscal year 1999 and $1,464,000 in fiscal year 1998 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, increase in bank fees and interest penalties, and debt associated with the acquisitions noted above. Interest rates have also increased in fiscal year 2000.

     The Company evaluates the valuation allowance regarding deferred tax assets on a more likely than not basis. In determining that it was more likely than not that the recorded deferred tax asset would be not realized, management of the Company considered the following:

o        Recent historical operating results.

o        Lack of sufficient liquidity to support operations.

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

     A valuation allowance of $7.6 million and $6.3 million at September 30, 2000 and 1999, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance. The lack of consistent earnings and liquidity concerns, discussed above, was considered in the decision to maintain a 100% valuation allowance of $7.6 million at September 30, 2000, leaving no tax related asset recorded.

Going Concern Matters

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a net loss, a working capital deficiency and an accumulated deficit. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

     The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

     Results of Operations for the Three Months Ended September 30, 2000 as Compared to the Three Months Ended September 30, 1999:

     The following summarizes the fiscal 2000 fourth quarter results of operations as compared to the prior year:

                                                 For the Three Months Ended
                                                         (in 000's)
------------------------------------------- -- -------------------------------

                                                09/30/2000         09/30/1999
                                               -------------       -----------
                                                     $9,171
    Revenues                                                          $10,360
                                                      8,378             9,907
    Operating Costs
                                                        793               453
    Operating Margin


                                                         16
    General and Administrative Expenses                                    26
    Realignment and Impairment Charges                   70                 0
                                                        387
    Depreciation and Amortization                                         486
                                                        622
    Interest Expense, net                                                 412
                                                          0                 0
    Benefit for Income Taxes
                                                      (302)             (471)
    Net Income (loss)

     Revenues of $9,171,000 for the quarter ending September 30, 2000 reflect a decrease of eleven (11%) percent from those of the quarter ending September 30, 1999 mainly due to the closure of the Atlanta region on June 30, 2000.

     Patient encounters decreased to 117,000 in the fourth quarter of fiscal year 2000 from 125,000 in the fourth quarter of fiscal year 1999 due to the reduction in the number of centers as discussed above.

     The decreases in depreciation and amortization expenses are all related to the divestitures and closures of the centers discussed above and the related realignment expenses posted in fiscal year 2000 (i.e., the write-off of goodwill).

     The increase in interest expense from quarter to quarter relates to the Company carrying a higher line of credit balance in fiscal year 2000 versus fiscal year 1999.

Financial Condition at September 30, 2000 and September 30, 1999

     Cash and cash equivalents increased by $237,000 from September 30, 1999 to September 30, 2000.

     Accounts receivable decreased from $8,400,000 at September 30, 1999 to $6,959,000 at September 30, 2000. This decrease was attributable to increased focus on collections at the Corporate billing department that involved a reorganization of functional duties and lower revenues in fiscal year 2000 as compared to fiscal year 1999. As the payor mix of the Company continues to change, the billing and collection functions will need to be continually modified and updated. The decrease in the number of centers in operation and the small decrease in revenue also result in a lower accounts receivable balance.

     The decreases in property and equipment and in the excess of cost over fair value of assets acquired ("goodwill") are both the result of regular depreciation and amortization charges and the write-off of the Atlanta related goodwill. Depreciation charges were somewhat offset on the Property and Equipment balance by the net equipment purchases of approximately $700,000.

     The reductions in long-term debt from September 30, 1999 to September 30, 2000 were the result of the regularly scheduled principal payments. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

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

     The Company has a $4,000,000 bank line of credit with an outstanding indebtedness of approximately $3,505,000 at September 30, 2000. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of the fiscal year end, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest of prime plus 2.5% with a maturity of August 2001. (Prime rate was 9.5% as of September 30, 2000.) The line of credit is used to fund the working capital needs of the Company.

     As of September 30, 2000, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

     Operating activities generated $1,048,000 of cash during fiscal year 2000, compared to $2,645,000 during fiscal year 1999. The primary reason for the decrease from fiscal year 2000 as compared to fiscal year 1999 is related to the operating margin decrease of approximately $2,700,000 and increased interest expense. The 1999 operating cash flow increased approximately $4.1 million as compared to 1998 due to overall improvements in the operations of the Company as compared to fiscal year 1998 due to the cost reductions, divestitures and closures discussed above. Bad debt expense, a component of operating expenses, was also up in fiscal year 2000 compared to fiscal year 1999 by approximately $519,000.

     Investing activities used $701,000 of cash during fiscal year 2000 and $448,000 used in fiscal year 1999 as a result of a slow-down in expansion activity in both years.

     Approximately $1,154,000 of cash was provided net to the Company in fiscal year 2000 via the increased usage of the Company Line of Credit and a temporary year-end bank overdraft that was funded via the Line of Credit and October cash receipts. Approximately $2,467,000 of cash was used during fiscal year 1999 to reduce debt. This was made possible by the positive performance of the Company and by the discontinuation of growth through acquisitions during the year. Liquidity in fiscal year 1999 was adequate to meet the operating needs of the Company; therefore, no financing sources of cash were required. The Company received $1,102,000 in cash during fiscal year 1998 resulting from private placements of stock which was used in part to manage the Company's rapid growth. Should additional needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

     Overall, the Company's current liabilities exceed its current assets at September 30, 2000 and 1999 by $6,229,000 and $2,289,000. At September 30, 2000,
much of the current liability excess is due to the classification of the Company's primary line of credit (approximately $3,500,000), its debenture (approximately $1,500,000), a note to a financial institution (approximately $199,000) and the note to MainStreet Healthcare (approximately $400,000) as current. The Company intends to renegotiate or renew all of these instruments during fiscal year 2001 and does not expect to pay them off during fiscal year 2001. There can be no assurances that these instruments will be reinstated or renewed. There can be no assurance that sources of cash will exceed uses of cash.

The Year 2000

     During the years leading up to the Year 2000, an important business issue arose over the concern that the Company's computer systems, or other business systems, or those of the Company's vendors, working either alone or in conjunction with other software or systems, would fail to, without error or interruption, accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter (commonly known as the "Year 2000" problem). In response, the Company conducted a review of its business systems, including its computer systems, on a system-by-system basis, and queried third parties with whom it conducts business as to their progress in identifying and addressing problems that their computer systems might face in correctly processing date information. The Company reviewed its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entailed evaluation of hardware/software and testing. The cost to bring the Company's IT systems into Year 2000 compliance was approximately $25,000.

     The Company determined that its general accounting systems (which includes invoicing, accounts receivable, payroll, etc.) needed to be upgraded to make the systems Year 2000 compliant. The Company has upgraded their systems at a cost of approximately $20,000.

     The Company also reviewed its non-IT systems (including voice communications). The cost to remedy non-IT systems was not material. The source of funds for evaluation and remediation of Year 2000 compliance issues was cash flow from operations.


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

     Approximately $3,800,000 of the Company's debt at September 30, 2000 was subject to fixed interest rates and principal payments. Approximately $5,200,000 of the Company's debt at September 30, 2000 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2000, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 24.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                   PART III


     Information called for by Part III (Items 10, 11, 12 and 13) of this report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended September 30, 2000, a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement and is incorporated herein by reference.

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
     The financial statements listed on the Index to Financial Statements on page 24 are filed as part of this report on Form 10-K.

(a) (2)    Exhibits
     A listing of the exhibits to the Form 10-K is set forth on the Exhibit Index which immediately precedes such exhibits in this Form 10-K.

(b)      Reports on Form 8-K
     There were no reports filed on Form 8-K for the quarter ended September 30, 2000.




              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page(s)

Report of Independent Accountants............................................................................25

Consolidated Balance Sheets at September 30, 2000 and 1999...................................................26

Consolidated Statements of Operations for the years
         ended September 30, 2000, 1999 and 1998.............................................................27

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 2000, 1999 and 1998...............................................28

Consolidated Statements of Cash Flows for the years
         ended September 30, 2000, 1999 and 1998.............................................................29

Notes to Consolidated Financial Statements................................................................30-46


     Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.



                    Report of Independent Accountants






To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ PRICEWATERHOUSECOOPERS, LLP

December 27, 2000
Charlotte, North Carolina


          ORIGINAL SIGNED OPINION ON PRICEWATERHOUSECOOPERS LLP LETTERHEAD
                               IS ON FILE WITH
                         UCI MEDICAL AFFILIATES, INC.


                                         UCI Medical Affiliates, Inc.
                                          Consolidated Balance Sheets

                                                                                   September 30,
                                                                       ---------------------------------------
                                                                              2000                 1999
                                                                       -------------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                                   $  302,927          $   66,159
   Accounts receivable, less allowance for doubtful accounts
       of $1,549,048 and $1,482,522                                             6,958,745           8,399,743
   Inventory                                                                      623,497             590,318
   Prepaid expenses and other current assets                                      933,130             748,467
                                                                       -------------------    ----------------
Total current assets                                                            8,818,299           9,804,687

Property and equipment less accumulated depreciation of
   $6,035,106 and $4,921,458                                                    4,326,093           4,796,643
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,616,455 and $2,650,249                        4,595,690           8,711,255
Other assets                                                                       41,500              41,500
                                                                       -------------------    ----------------
Total Assets                                                                  $17,781,582        $ 23,354,085
                                                                       ===================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                             $ 1,184,257          $  803,257
   Current portion of long-term debt                                            6,489,280           4,557,797
   Accounts payable                                                             3,511,545           3,341,712
   Accrued salaries and payroll taxes                                           2,544,102           2,292,542
   Other accrued liabilities                                                    1,318,362           1,098,859
                                                                       -------------------    ----------------
Total current liabilities                                                      15,047,546          12,094,167

Long-term debt, net of current portion                                          2,463,034           4,886,435
                                                                       -------------------    ----------------
Total Liabilities                                                              17,510,580          16,980,602
                                                                       -------------------    ----------------

Commitments and contingencies (Note 13)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                       0                   0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000 and 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526             482,526
   Paid-in capital                                                             21,723,628          21,723,628
   Accumulated deficit                                                       (21,935,152)        (15,832,671)
                                                                       -------------------    ----------------
Total Stockholders' Equity                                                        271,002           6,373,483
                                                                       -------------------    ----------------

Total Liabilities and Stockholders' Equity                                    $17,781,582        $ 23,354,085
                                                                       ===================    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Operations



                                                                             For the Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                    2000                    1999                   1998
                                                              ------------------     -------------------     ------------------

Revenues                                                            $39,953,311             $40,470,462            $37,566,037
Operating costs                                                      38,126,570              35,975,055             39,094,276
                                                              ------------------     -------------------     ------------------
Operating margin                                                      1,826,741               4,495,407            (1,528,239)

General and administrative expenses                                      86,025                  94,431                113,172
Realignment and impairment charges                                    4,128,376                       0              3,702,546
Depreciation and amortization                                         1,719,502               1,954,109              1,950,148
                                                              ------------------     -------------------     ------------------
Income (loss) from operations                                       (4,107,162)               2,446,867            (7,294,105)

Other income (expenses)
   Interest expense and other charges                               (1,995,319)             (1,471,864)            (1,463,792)
   Gain (loss) on disposal of equipment                                       0                (65,245)
                                                                                                                         1,936
                                                              ------------------     -------------------     ------------------
Other income (expense)                                              (1,995,319)             (1,537,109)            (1,461,856)

Income (loss) before income tax (expense) benefit                   (6,102,481)                 909,758            (8,755,961)
Income tax (expense) benefit                                                  0                       0            (1,752,182)
                                                              ------------------     -------------------     ------------------
Net income (loss)                                                  $(6,102,481)               $ 909,758          $(10,508,143)
                                                              ==================     ===================     ==================

Basic and diluted earnings (loss) per share                          $    (.63)                $    .11             $   (1.61)
                                                              ==================     ===================     ==================

Basic weighted average common shares outstanding                      9,650,515               8,536,720              6,545,016
                                                              ==================     ===================     ==================

Diluted weighted average common shares outstanding                    9,656,563               8,543,515              6,545,016
                                                              ==================     ===================     ==================

     The accompanying notes are an integral part of these consolidated financial statements.


                                         UCI Medical Affiliates, Inc.
                          Consolidated Statements of Changes in Stockholders' Equity



                                              Common Stock                  Paid-In            Accumulated
                                     -------------------------------
                                         Shares          Par Value          Capital              Deficit               Total
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1997               5,744,965          287,248         15,435,535           (6,234,286)           9,488,497
   Net income (loss)                                                                             (10,508,143)        (10,508,143)
                                                 --               --                 --
   Issuance of common stock               1,554,280           77,714          1,928,728                    --           2,006,442
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1998               7,299,245          364,962         17,364,263          (16,742,429)             986,796
   Net income (loss)                                                                                  909,758             909,758
                                                 --               --                 --
   Issuance of common stock               2,901,396          145,070          4,555,192                    --           4,700,262
   Retirement of common stock             (550,126)         (27,504)          (195,829)                    --           (223,333)
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1999               9,650,515         482,526          21,723,628          (15,832,671)          6,373,483
   Net income (loss)                                                                              (6,102,481)         (6,102,481)
                                                 --               --                 --
   Issuance of common stock
                                                 --               --                 --                    --                  --
   Retirement of common stock
                                                 --               --                 --                    --                  --
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 2000               9,650,515         482,526          21,723,628          (21,935,152)             271,002
                                     ===============    =============    ===============    ==================    ================

     The accompanying notes are an integral part of these consolidated financial statements.

                                          UCI Medical Affiliates, Inc.
                                     Consolidated Statements of Cash Flows

                                                                             For the Years Ended September 30,
                                                                 -----------------------------------------------------------
                                                                       2000                  1999                1998
                                                                 ------------------    -----------------    ----------------
Operating activities:
Net income (loss)                                                     $(6,102,481)             $909,758       $(10,508,143)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      (Gain) loss on disposal of equipment                                       0               65,245
                                                                                                                    (1,936)
      Provision for losses on accounts receivable                        2,808,486            2,289,187           2,978,024
      Depreciation and amortization                                      1,719,502            1,954,109           1,950,148
      Deferred taxes                                                             0                    0           1,752,182
      Non-cash realignment and impairment charges                        3,567,376                    0           3,702,546
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                          (1,367,488)          (1,900,310)         (4,337,212)
   (Increase) decrease in inventory                                       (33,179)             (99,977)            (40,466)
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (184,663)              126,942           (256,092)
   Increase (decrease) in accounts payable and accrued
      expenses                                                             640,894            (699,626)           3,265,841
                                                                 ------------------    -----------------    ----------------

Cash provided by (used in) operating activities                          1,048,447            2,645,328         (1,495,108)
                                                                 ------------------    -----------------    ----------------

Investing activities:
Purchases of property and equipment                                      (857,609)            (617,566)           (334,121)
Disposals of property and equipment                                        156,845               41,083
                                                                                                                      3,500
Acquisitions of goodwill                                                         0             (73,763)         (1,090,978)
(Increase) decrease in other assets                                              0              202,177              22,701
                                                                 ------------------    -----------------    ----------------

Cash used in investing activities                                        (700,764)            (448,069)         (1,398,898)
                                                                 ------------------    -----------------    ----------------

Financing activities:
Proceeds from issuance of common stock,
   net of redemptions                                                            0                    0           1,102,072
Net borrowings (payments) under line-of-credit agreement                   773,001            (767,704)             539,899
Proceeds from increase in long-term debt                                         0                    0           2,091,232
Increase (decrease) in book overdraft                                      381,000            (325,660)           1,122,243
Payments on long-term debt                                             (1,264,916)          (1,373,659)         (1,859,030)
                                                                 ------------------    -----------------    ----------------

Cash provided by (used in) financing activities                          (110,915)          (2,467,023)           2,996,416
                                                                 ------------------    -----------------    ----------------

Increase (decrease) in cash and cash equivalents                           236,768            (269,764)             102,410
Cash and cash equivalents at beginning of year                              66,159              335,923             233,513
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------    ----------------

Cash and cash equivalents at end of year                                $  302,927           $   66,159           $ 335,923
                                                                 ==================    =================    ================

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

Property and Equipment

Property and equipment is recorded at cost.

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

Intangible Assets

     During fiscal year 1998, the Company changed prospectively the estimated life recorded on all goodwill to a maximum life of 15 years. This reduced net income by approximately $252,000 for fiscal year 1998.

Long-Lived Assets

     The Company periodically evaluates whether later events and circumstances have occurred that indicate that the remaining balance of long-lived assets including goodwill and property and equipment may not be recoverable or that the remaining useful life may warrant revision. The Company's evaluation is performed at the individual center level. When external factors indicate that a long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related center's undiscounted cash flows to determine if an impairment exists. If an impairment exists, it is measured based on the difference between the carrying amount and fair value of the sums of expected future discounted cash flows. Examples of external factors that are considered in evaluation of possible impairment include significant changes in the third party payor reimbursement rates and unusual turnover or licensure difficulties of clinical staff at a center.

Revenue Recognition

     Revenue is recognized at estimated net amounts to be received from employers, third party payors, and others at the time the related services are rendered. Capitation payments from payors are paid monthly and are recognized as revenue during the period in which enrollees are entitled to receive services. The Company recognizes capitation revenue from HMOs that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Capitation revenue was approximately $670,000, $1,400,000, and $2,700,000, for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The Company records contractual adjustments at the time bills are generated for services rendered. Third parties are billed at the discounted amounts. As such, estimates of outstanding contractual adjustments or any type of third party settlements of contractual adjustments are not necessary.


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

Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Note 2.  Going Concern Matters

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a current year net loss of $6,102,000, working capital deficiency of $6,229,000 and an accumulated deficit of $21,935,000. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the Company will be successful in refinancing or renewing outstanding debt instruments.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

     The closure of the Atlanta centers, which were unprofitable, had an immediate positive offset on the Company in the fourth quarter of fiscal year 2000. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that these improvements will continue.

3.       Property and Equipment

Property and equipment consists of the following at September 30:


                                                   September 30, 2000                September 30, 1999
                                             -------------------------------   --------------------------------

                               Useful Life
                                  Range                          Accum                              Accum
                                (in years)        Cost        Depreciation          Cost        Depreciation
                                   5-40           $ 412,750        $ 74,218          $412,750          $59,781
Building
                                   N/A               66,000               0            66,000                0
Land
                                   5-39           1,281,450         881,784         1,128,841          694,406
Leasehold Improvements
                                   1-5            1,472,377         931,639         1,447,516          731,348
Furniture & Fixtures
                                   1-5            1,402,274         985,697         1,404,267          835,735
EDP -- Companion
                                   1-5              998,511         627,049           898,973          485,500
EDP -- Other
                                   5-10           3,630,184       1,962,494         3,527,323        1,671,350
Medical Equipment
                                   1-5            1,062,553         544,490           797,332          418,688
Other Equipment
                                   3-10              35,100          27,735            35,099           24,650
Autos
                                             --------------- ---------------   --------------- ----------------
                                                $10,361,199      $6,035,106        $9,718,101       $4,921,458
Totals
                                             =============== ===============   =============== ================

     At September 30, 2000 and 1999 capitalized  leased equipment included above
amounted  to  approximately  $1,829,000  and  $3,904,000,   net  of  accumulated
amortization of $873,000 and $1,961,000, respectively.

     Depreciation expense equaled $1,167,676, $1,209,262, and $1,092,579 for the years ended September 30, 2000, 1999 and 1998, respectively.

4.       Business Combinations

There were no acquisitions for fiscal years 2000 or 1999.

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

     The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place at the beginning of fiscal year 1998:

                                                                   1998
                                                            -------------------

                  Revenue                                        $41,216,534

                  Net income (loss)                              $(12,177,005)

                  Basic earnings (loss) per share                $       (1.86)


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

5.       Income Taxes

     The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                                                               2000                  1999

                                                           -------------        ---------------

Deferred:
                                                                   $  0                  $   0
   Federal
                                                                      0                      0
   State
                                                           -------------        ---------------
                                                                   $  0                  $   0
Total income tax expense (benefit)
                                                           =============        ===============

     Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

     At September 30, 2000, 1999, and 1998 the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                 2000                  1999                1998

                                           ------------------    -----------------    ----------------
                                                    $573,148            $ 548,533         $ 1,302,267
Accounts receivable
                                                      12,283                9,512
Other
                                                                                               52,604
                                                   7,402,625            5,860,524
Operating loss carryforwards                                                                4,069,762
                                                   (429,151)            (200,761)
Fixed assets                                                                                  923,200
Accounts payable                                      82,655              104,670             295,068
                                           ------------------    -----------------    ----------------
                                                  $7,641,560           $6,322,478
                                                                                          $ 6,642,901
                                           ==================    =================    ================
                                                  $7,641,560           $6,322,478
Valuation allowance                                                                       $ 6,642,901
                                           ==================    =================    ================


     The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                 2000                  1999
                                                                                           1998
                                           ------------------    -----------------    ----------------
                                                $(1,964,344)            $ 309,318
Tax at federal statutory rate                                                           $ (2,977,027)

Effect on rate of:
                                                     730,838             (66,442)
  Amortization of goodwill                                                                    893,281
                                                      20,562               50,752
  Non deductible expenses                                                                      33,502
                                                         815                  815
  Life insurance premiums                                                                         887
                                                   (106,953)               25,980
  State income taxes & other                                                                (262,679)
                                                           0                    0
  Acquisitions of medical practices                                                       (1,233,382)
                                                   1,319,082            (320,423)
  Change in valuation allowance                                                             5,297,600
                                           ------------------    -----------------    ----------------
                                                     $     0               $    0
                                                                                          $ 1,752,182
                                           ==================    =================    ================

     At September 30, 2000, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,

2001                $ 1,783,595

2002                  1,802,220

2003                    458,112

2005                    470,006

2006                     76,306

2010                  1,944,371

2012                    645,206

2018                  2,908,607

2019                  4,839,897

2020                  4,167,839
                ----------------
                    $19,096,159

                ================

     During the year ended September 30, 1996, the Company experienced an ownership change, which limits the amount of net operating losses the Company may use on an annual basis for income tax purposes for years with NOL's that expire prior to 2011. The Company may use $893,507 of net operating losses on an annual basis.

     In determining that it was more likely than not that the recorded deferred tax asset would not be realized, management of the Company considered the following:

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

     A valuation allowance of $7.6 million and $6.3 million at September 30, 2000 and 1999, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

6.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                   2000                 1999
                                                                             -----------------    -----------------
Revolving line of credit with a financial institution in the maximum amount of $4,000,000 dated August 10, 2000, renewable annually, bearing interest at a rate of prime plus 2.5% (prime rate is 9.50% as of September
30, 2000), collateralized by accounts receivable from third party payors , fixed assets, and inventory, renewable annually. Availability is limited by accounts receivable type and age as defined in the agreement.  At
September 30, 2000, the Company had no additional borrowings available             $3,451,039           $2,678,039
under the terms of the agreement.

Convertible subordinated debenture (to the Company's common stock at $3.20 per share) in the amount of $1,500,000, dated October 6, 1997, interest
only payable annually at the rate of 6.5%, maturing October 5, 2002.                1,500,000            1,500,000


Note payable in the amount of $1,600,000 with monthly installments of
$8,889 plus interest at prime plus 6% (prime rate is 9.50 % as of
September 30, 2000), through February 1, 2009 collateralized by accounts              915,222            1,021,889
receivable from patients and leasehold interests and the guarantee of the
P.A.

Note payable to MainStreet Healthcare Corporation in the amount of
$800,000 dated July 31, 1998, payable in monthly installments of interest
only at a rate of 10.5% maturing January 31, 2000.                                    422,859              593,579

Note payable to a financial institution in the amount of $408,000, dated
April 17, 2000, payable in monthly installments of principal and interest at a rate of prime plus 1% (prime rate is 9.50% as of September 30, 2000)
maturing on May 2, 2004, collateralized by common stock of the Company
owned by the President as well as a life insurance policy on the president            369,306              450,000
of the Company.


Note payable to Companion Property & Casualty Insurance Company (a
shareholder) in the amount of $400,000, with monthly installments of
$4,546 (including 11% interest) from April 1, 1995 to March 1, 2010,                  319,102              337,446
collateralized by accounts receivable from patients.



Note payable to a financial institution in the amount of $280,000, dated
March 11, 1997, with monthly installments (including interest at a variable rate of prime plus 1%) (prime rate is 9.50% as of September 30,
2000) of $3,100 from April 1997 to February 2002, with a final payment of
all remaining principal and accrued interest due in March 2002,                       236,760              249,520
collateralized by a mortgage on one of the Company's medical facilities with a net book value of approximately $405,000.



Note payable to a financial institution in the amount of $293,991, payable in monthly installments of principal and interest at a rate of prime plus
 .5%, maturing on January 1, 2005, personally guaranteed by three former               199,467              227,113
physician employees of the P.A.


Note payable in the amount of $43,500 dated September 1, 1997, with
monthly installments (including 8% interest) of $1,500, payable from                        0               17,302
January 1998 to September 2000.


                                                                                   2000                 1999
                                                                             -----------------    -----------------



Notes payable in monthly installments over three to four years at interest                522                4,091
rates ranging from 3.9% to 10.5%, collateralized by related vehicles.

Note payable to a former physician employee of the P.A. in the amount of
$90,536 with monthly installments (including 6.5% interest) of $2,468 from
December 1997 to April 2001.                                                                0               42,225

Note payable to a former physician employee of the P.A. in the amount of
$69,000 with monthly installments of $1,500 plus interest at 6.5% from
December 1997 to September 2001.                                                            0               34,500
                                                                             -----------------    -----------------

                                                                                    7,414,277            7,155,704
     Subtotal


                                                                                    1,538,037            2,288,528
Capitalized lease obligations
                                                                             -----------------    -----------------
                                                                                    8,952,314            9,444,232

                                                                                  (6,489,280)          (4,557,797)
Less, current portion
                                                                             -----------------    -----------------
                                                                                   $2,463,034           $4,886,435

                                                                             =================    =================

     The convertible debenture, the MainStreet note, and the $199,467 note payable to a financial institution have been classified as current due to payment term violations at September 30, 2000.

Aggregate maturities of notes payable and capital leases are as follows:

                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                          $5,840,198           $ 649,082           $6,489,280
     2001
                                             168,784             444,040              612,824
     2002
                                             171,429             375,991              547,420
     2003
                                             272,674              66,122              338,796
     2004
                                             439,498               2,802              442,300
     2005
                                             521,694                   0              521,694
Thereafter
                                     ----------------    ----------------     ----------------
                                          $7,414,277          $1,538,037           $8,952,314

                                     ================    ================     ================

7.       Employee Benefit Plans

     The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective January 1, 1997, the Company increased its matching contribution from 50% to 75% of each employee's contribution up to a maximum of 3.75% of the employee's earnings. The Company's matching contributions were $221,966, $159,201, and $182,681 in fiscal years 2000, 1999, and 1998, respectively.

     During June 1997, the Company's Board of Directors approved the UCI/Doctor's Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the corporation as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching two times the employee's contribution percentage. The Company's matching contribution was $65,112, $49,640 and $34,189 in fiscal years 2000, 1999 and 1998, respectively.

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

                                                                          1996        1996 Non-   1997        1997 Non-
                                    1984      1984      1994      1994    Non-Employee Employee   Non-Employee Employee
       Stock Options                Plan      Plan      Plan      Plan       Plan        Plan        Plan        Plan
-----------------------------                ------- ----------- --------             ----------- ----------- -----------
                                  ----------

Outstanding at 09/30/98                                 737,000
                                     12,300                                   10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/98
                                     12,300                   0                    0                       0

   Forfeited FY 98/99                 (700)           (154,175)                                            0
                                                                                   0
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/99              11,600             582,825
                                                                              10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/99           11,600
                                                              0                    0                       0

   Forfeited FY 99/00                 (500)            (17,500)                    0                       0
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/00              11,100             565,325               10,000                  15,000
                                  ----------         -----------          -----------             -----------

  Exercisable at 09/30/00            11,100                   0                    0                       0

     The Company has not granted options under any plans during fiscal years 2000, 1999 and 1998 and there have been no shares exercised during 2000, 1999, or 1998.

     The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------


Outstanding at 09/30/98                          0.25           2.6209                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/98                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 98/99                                0                0                     0                     0
    Exercised FY 98/99                              0                0                     0                     0
    Forfeited FY 98/99                            .25           2.4143                     0                     0
                                         -------------    -------------    ------------------    ------------------
Outstanding at 09/30/99                          0.25           2.6475                  3.50                     0
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/99                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 99/00                                0                0                     0                     0
    Exercised FY 99/00                              0                0                     0                     0
    Forfeited FY 99/00                            .25             3.04                     0                     0
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/00                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/00                        .25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

     The following table summarizes options outstanding and exercisable by price range as of September 30, 2000:


                                        Options Outstanding                          Options Exercisable

                                               Weighted-
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                 11,100      2.25 years                $.25            11,100            $.25
$0.00 to $  .99
                                154,650      6.67 years                1.94                 0             N/A
$1.00 to $1.99
                                288,675      3.72 years                2.56                 0             N/A
$2.00 to $2.99
                                104,000      3.65 years                3.35                 0             N/A
$3.00 to $3.99
                                 43,000      1.68 years                4.28                 0             N/A
$4.00 to $4.99
                                                                                                  ------------
                         ---------------                                        --------------
                                601,425                                                11,100

                         ===============                                        ==============


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                               Fiscal Year Ended September 30
                                                   --------------------------------------------------------
                                                       2000               1999
                                                                                                1998
                                                   -------------    ------------------    -----------------


                                                   $(6,102,481)              $909,758        $(10,508,143)
Net income (loss)  - as reported
                                                    (6,147,481)               774,143         (10,687,809)
Net income (loss) - pro forma

Basic and diluted earnings (loss) per                     (.63)                   .11
    share - as reported                                                                             (1.61)

Basic and diluted earnings (loss) per                     (.64)                   .09
    share - pro forma                                                                               (1.63)
                                                      9,650,515             8,536,720            6,545,016
Basic weighted average number of shares
Diluted weighted average number of shares             9,656,563             8,543,515            6,545,016


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               Zero
Expected Dividend Yield
                                               35.77%
Expected Stock Price Volatility
                                               5.45% to 6.75%
Risk-free Interest Rate
                                               1 -- 6 years
Expected Life of Options


     During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. Two hundred fifty thousand (250,000) warrants were issued during the year ended September 30, 1997 and cancelled during the year ended September 30, 1998, in connection with consulting and financial analysis services to be rendered (i.e., financial analyst report, etc.). During the years ended
September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued in fiscal year ended September 30, 2000.

     The following is a schedule of warrants issued and outstanding during the years ended September 30, 2000, 1999 and 1998:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------

Outstanding at 09/30/97                    305,000

Activity during FY 97/98:
     Issued at $2.5625                      25,000            $2.5625         10/06/97           10/05/01
     Issued at $2.5625                      10,000             2.5625         04/06/98           10/05/01
     Cancelled at $3.125                 (125,000)             3.1250
     Cancelled at $5.00                  (125,000)             5.0000
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/98                     90,000

Activity during FY 98/99:
     Issued at 0.7188                       10,000             0.7188         10/06/98           10/05/01
     Issued at 1.00                        150,000               1.00         03/03/99           03/03/04
     Exercised                                   0
     Expired                              (12,500)               5.00         10/09/96           09/16/99
     Expired                              (12,500)              3.125         10/09/96           09/16/99
                                     --------------
Outstanding at 09/30/99                    225,000

Activity during FY 99/00:
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/00                    225,000
                                     ==============

     Of the 225,000 outstanding at September 30, 2000, 150,000 warrants at $1.00 per share expire on March 3,2004, 45,000 warrants at a range of $2.56 to $0.72 per share expire on October 5, 2001, and 30,000 warrants at $1.94 per share expire on June 18, 2002.

9.       Lease Commitments

     UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

     Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2000, are as follows:


                                                  Operating Leases
                                              ----------------------

          Year ending September 30:

                    2001                                   2,871,963

                    2002                                   2,604,802

                    2003                                   2,361,046
                    2004                                   2,305,840
                    2005                                   2,280,212
                    Thereafter                            19,187,808
                                                   ----------------------

         Total minimum lease payments                    $31,611,671
                                                   ======================


     Total rental expense under operating leases for fiscal 2000, 1999, and 1998 was approximately $2,708,000, $2,510,000, and $2,499,000, respectively.

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

     Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2000, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 27% of the Company's outstanding common stock.

Facility Leases

     During fiscal year 2000, UCI-SC leased four medical center facilities from CHC and one from CP&C. At September 30, 2000, UCI-SC leases one medical center facility from CHC under an operating lease with a fifteen-year term expiring in 2008. This lease has a five year renewal option, and a rent guarantee by the South Carolina P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2000, 1999, and 1998 were $64,968, $257,025, and $326,093, respectively.

     Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2000, 1999 and 1998 were $153,600, $103,200, and $62,400, respectively.

     Ten of the medical center facilities operated by UCI-SC are or were leased from physician employees of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2000, 1999, and 1998 were $49,250, $205,981, and $444,153, respectively.

Other Transactions with Related Parties

     At September 30, 2000, BCBS and its subsidiaries control 2,624,623 shares, or approximately 27% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to maintain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

     The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2000 is $220,653.

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

     The employees of the Company are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries. Effective March 1999, the Company is self-insured through BCBS and has contracted BCBS to perform all administrative services. During fiscal years 2000 and 1999, the Company paid $266,488 and $102,687 to BCBS in administrative fees, respectively. In fiscal years 1999 and 1998, the Company paid $508,000 and $939,000, respectively, in premiums.

     During fiscal year 2000, 1999, and 1998, the Company paid BCBS and its subsidiaries $170,517, $208,000, and $70,000, respectively, in interest.

     Revenues generated from billings to BCBS and its subsidiaries totaled approximately 26%, 18% and 18% of the Company's total revenues for fiscal years 2000, 1999, and 1998.

11.  Income (Loss)  Per Share

     The calculation of basic income (loss) per share is based on the weighted average number of shares outstanding (9,650,515 in fiscal 2000, 8,536,720 in fiscal 1999, and 6,545,016 in fiscal 1998). Fully diluted weighted average common shares outstanding during fiscal year 2000 were 9,656,563. Warrants and options to purchase 826,425 shares, 903,050 shares, and 852,000 shares of common stock were excluded from the calculation at September 30, 2000, September 30, 1999 and September 30, 1998, respectively, because of their antidilutive effect.

12.      Concentration of Credit Risk

     In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 7% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

     Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

13.      Commitments and Contingencies

     In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2000, and management intends to vigorously defend the Company in such matters. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

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

14.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

     The Company made interest payments of $1,682,329, $1,374,364, and $1,463,991, in the years ended September 30, 2000, 1999, and 1998, respectively. The Company made no income tax payments in the years ended September 30, 2000, 1999, and 1998, respectively.

Supplemental Non-Cash Financing Activities

     Capital lease obligations of 0, $255,862, and $1,138,231 were incurred in fiscal 2000, 1999, and 1998.

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

15.      Realignment and Impairment Charges

     Effective June 30, 2000, the Company closed its Atlanta physician practices. The performance of these centers, which were originally acquired in May 1998, did not meet the expectations of the Company and the Company was no longer committed to the Georgia market. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of $3,567,376 to reduce the goodwill to its fair value.

     Additionally, the Company has incurred and expects to incur additional costs associated with the decision to close the Atlanta centers. These costs relate primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Severance costs of $185,000 and lease obligations, net of estimated sub-lease income, of $376,000 are included in the line item Realignment and Impairment Charges. At September 30, 2000, $242,000 remains accrued and unpaid relating to these lease obligations. All severance has been paid as of September 30, 2000.

     In the fourth quarter of fiscal year 1998, the Company recorded a charge of $4,307,020 for the impairment of goodwill and the accrual of certain estimated operating lease obligations. The impairment charge of $3,702,546 is related to a write-off of $672,322 of goodwill impairment associated with Center closures, $1,808,504 of goodwill impairment of Centers sold or which the Company had agreed to sell as of September 30, 1998, $969,720 related to goodwill impairment on two operating Centers and $252,000 related to changing the estimated life on all goodwill acquired prior to September 30, 1994 from 30 years to 15 years. The impairment includes a charge of $1,668,000 related to the sale of the Family Medical Division, consisting of the Springwood Lake Family Practice, Midtown Family Practice and the Woodhill Family Practice. The Company agreed to sell the facilities back to the physicians in September, 1998. The Centers were purchased from the physicians in September 1997. The closing of the sale occurred effective November 1, 1998. The impairment charge was based upon the estimated fair market value of consideration to be received from the sale less directly related costs of sale.

     In addition, the Company accrued $599,975 of estimated operating lease obligations related to closed Centers (this amount is included in the operating cost line item in fiscal year 1998). The leasing obligation will be paid over a remaining term ranging from one to fourteen years. During fiscal year 1999, the Company changed its estimated lease obligation by $329,094 when three landlords released the Company from its obligation and during fiscal year 2000, the Company changed its estimate by $29,500 relating to the one remaining lease obligation.

      Estimated lease and severance obligations at September 30, 1997               $    0
           Accrued lease obligations during fiscal year 1998                       599,975
                                                                             --------------
      Balance at September 30, 1998                                                599,975
           Lease payments                                                        (108,381)
           Change in estimated lease obligations                                 (329,094)
                                                                             --------------
      Balance at September 30, 1999                                                162,500
           Lease payments on 1998 estimate                                        (48,000)
           Change in estimated lease obligations from fiscal year 1998              29,500
           Accrued lease obligations during fiscal year 2000                       376,000
           Accrued severance obligations during fiscal year 2000                   185,000
           Severance payments                                                    (185,000)
           Lease payments on 2000 estimate                                       (134,000)
                                                                             --------------
      Balance at September 30, 2000                                              $ 386,000
                                                                             ==============

     At the time management decides to close a center, management records an accrual for the remaining estimated net lease obligations that will be incurred by the Company. The accrual represents management's best estimate of the likely events that could occur, which include estimates for lease termination, fees, or estimated sub rental income. The estimate is based upon an assessment of the market conditions at the specific center, the estimated sub rental revenues, and the past experience of the Company. The Company reviews the net lease obligations quarterly and revises estimates as additional facts and circumstances require adjustment. The Company has accrued at September 30, 2000 an estimate of $386,000 for net lease obligations, as discussed above.

     A schedule of total obligations without consideration of management's estimates for early terminations and sublease rentals not subject to long-term commitments is as follows at September 30, 2000:

                                                              Lease
                                                           Obligations
                                                          --------------

                                            2001               $156,000
                                            2002                156,000
                                            2003                119,000
                                            2004                106,000
                                            2005                106,000
                                      2006 and beyond           260,000



SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                       Title                                    Date
/S/ M.F. MCFARLAND, III, M.D.   President, Chief Executive Officer     January 16, 2001
M.F. McFarland, III, M.D.       and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                    Date

 /S/ M.F. MCFARLAND, III, M.D.                    President, Chief Executive Officer     January 16, 2001
M.F. McFarland, III, M.D.                         and Chairman of the Board

 /S/ JERRY F. WELLS, JR.                          Executive Vice President of Finance    January 16, 2001
Jerry F. Wells, Jr.                               and Chief Financial Officer

 /S/ A. WAYNE JOHNSON                             Director                               January 16, 2001
A. Wayne Johnson

 /S/ HAROLD H. ADAMS, JR.                         Director                               January 16, 2001
Harold H. Adams, Jr.

 /S/ CHARLES M. POTOK                             Director                               January 16, 2001
Charles M. Potok

 /S/ THOMAS G. FAULDS                             Director                               January 16, 2001
Thomas G. Faulds

 /S/ ASHBY JORDAN, M.D.                           Director                               January 16, 2001
Ashby Jordan, M.D.

 /S/ JOHN M. LITTLE, Jr., M.D.                    Director                               January 16, 2001
John M. Little, Jr., M.D.



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



      3.2            Amended and Restated Bylaws of UCI                         Exhibit 3.2 on the Form 10-KSB
                                                                                filed for fiscal year 1995



      3.3            Amendment to Amended and Restated Bylaws of UCI            Exhibit 3.3 on the Form 10-KSB
                                                                                filed for fiscal year 1996


                                                                                Exhibit 4.1 on the Form 10-KSB
      4.1            Convertible   Subordinated   Debenture  of  UCI  dated     filed for fiscal year 1997
                     October  6, 1997  payable to FPA  Medical  Management,
                     Inc. ("AFPAMM")



      4.2            Stock  Purchase  Warrant  Agreement  dated  October 6,     Exhibit 4.2 on the Form 10-KSB
                     1996 between UCI and FPAMM                                 filed for fiscal year 1997



      10.1           Facilities  Agreement dated May 8, 1984 by and between     Exhibit 10.1 on the Form 10-KSB
                     UCI  Medical   Affiliates  of  South  Carolina,   Inc.     filed for fiscal year 1996
                     ("AUCI-SC")  and  Doctor's   Care,   P.A.,  as  amended
                     September 24, 1984 and January 13, 1995



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

     10.31           Amended Employment Agreement dated August 19, 1999         Exhibit 10.31 on Form 10-K filed
                     between UCI Medical Affiliates of South Carolina,          for fiscal year 1999
                     Inc. and M.F. McFarland, III, M.D.

     10.32           Second Amended Employment Agreement dated August 19,       Exhibit 10.32 on Form 10-K filed
                     1999 between Doctor's Care, P.A. and M.F. McFarland,       for fiscal year 1999
                     III, M.D.


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