Form 10-K/A
period 2000-09-30
UCI MEDICAL AFFILIATES INC
filed 2001-01-29
CIK 737561

FORM 10-K/A
                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
(Mark One)
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( X )

     The aggregate market value of voting stock held by nonaffiliates of the registrant on December 15, 2000, was approximately $1,206,992.*

     The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,478 at December 15, 2000.


            Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be furnished in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K/A.


     * Calculated by excluding all shares held by officers, directors and controlling shareholders of registrant without conceding that all such persons are Affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K/A

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

Advisory Note Regarding Forward-Looking Statements

     Certain of the statements contained in this PART I, Item 1 (Business) and in PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K/A that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel; the ability to successfully integrate the management structures and consolidate the operations of recently acquired entities or practices with those of the Company; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

Directors

Directors Whose Terms Will Expire at the Next Annual Meeting

     M.F.  McFarland,  III,  M.D.,  53,  has  served as  Chairman  of the Board,
President and Chief Executive Officer of UCI since January 1987 and as a director of UCI since September 1984. From September 1984 until January 1987, he served as Vice President of UCI. He has served as President and as the sole director of UCI-SC and Doctor's Care, P.A. ("DC-SC") for over five years and of UCI-GA since its organization in February 1998. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association. Dr. McFarland was most recently reelected as a director at the annual meeting of stockholders in 1997.

     Charles M. Potok, 52, has served as a director of UCI since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Company ("CP&C"), a wholly-owned subsidiary of BCBS, since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 1997.

Directors Whose Terms Extend Beyond the Date of the Next Annual Meeting

     A. Wayne Johnson, 50, has served as Chairman and Chief Executive Officer of MainStreet Healthcare Corporation ("MHC") from its inception in February 1996. In addition to Mr. Johnson's MainStreet responsibilities, effective December 8, 1999, he assumed the role of Executive Vice President of Providan Financial, a San Francisco-based financial services company. Mr. Johnson has 24 years of entrepreneurial and business operations experience in the field of financial services and corporate development. Prior to co-founding MHC in February 1996, Mr. Johnson had served since 1991 as President of one of the major operating subsidiaries of First Data Corporation and Chief Marketing Officer and strategic planner for First Data Card Services Group, a subsidiary of First Data
Corporation. Mr. Johnson was the founder of both Integratec, a collection company, and QualiServ, a credit card outsourcing service company. Mr. Johnson was initially elected as a director at the annual meeting of stockholders in 1999.

     Ashby M. Jordan, M.D., 62, has served as a director of UCI since August 1996 and as Vice President of Medical Affairs of BCBS since December 1986. Prior to joining BCBS, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently reelected as a director at the annual meeting of stockholders in 1999.

     John M. Little, Jr., M.D., 51, has served as a director of UCI since August 11, 1998 and as Chief Medical Officer of Companion HealthCare Corporation ("CHC"), a wholly-owned subsidiary of BCBS, since 1996. Additionally, he has served since 1994 as Medical Director of Managed Care Services of CHC, as Chairman of the Quality Assurance Committee and the Pharmacy and Therapeutics Committee of CHC and as a Co-Chair of the Managed Care Oversight Committee of CHC. Prior to joining CHC in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently reelected as a director at the annual meeting of stockholders in 1999.


     Harold H. Adams, Jr., 54, has served as a director of UCI since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 26 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2000.

     Thomas G. Faulds, 60, has served as a director of UCI since August 1996 and as President and Chief Operating Officer, Blue Cross Blue Shield Division, Blue Cross Blue Shield of South Carolina ("BCBS") since October 1991. Mr. Faulds has been with BCBS since March 1972 where he has served in key senior management positions in government programs, information systems and operations. Mr. Faulds was most recently reelected as a director at the annual meeting of stockholders in 2000.

Executive Officers

     The following sets forth certain information concerning the persons who currently serve as executive officers of the Registrant who do not also serve on the Board of Directors.

     Jerry F. Wells, Jr., 38, has served as Chief Financial Officer and Executive Vice President of Finance of UCI since he joined UCI in February 1995 and as Corporate Secretary of the Company since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, and of UCI-GA since its organization in February 1998, and as Corporate Secretary of DC-SC since December 1996. Prior to joining the Company, he served as a Senior Manager and consultant for PricewaterhouseCoopers LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

     D. Michael Stout, M.D., 56, has served as Executive Vice President of Medical Affairs of UCI and DC-SC since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society and the American College of Physician Executives.

Board of Directors and Board Committees
Board of Directors

     The Board of Directors met or acted by written consent a total of five times during UCI's fiscal year ended September 30, 2000. No director attended fewer than 75 percent of the total of such Board meetings and the meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Revenue Enhancement Committee. The Board of Directors has not established a nominating committee for recommending to stockholders candidates for positions on the Board of Directors. Such functions are currently performed by the Board of Directors acting as a whole. Currently, seven directors serve on the Board of Directors.

Audit Committee

     The Audit Committee consists of Mr. Adams and Dr. Jordan. This committee recommends to the Board of Directors the engagement of the independent auditors for UCI, determines the scope of the auditing of the books and accounts of UCI, reviews the reports submitted by the auditors, examines procedures employed in connection with UCI's internal control structure, reviews and approves the terms of acquisitions between UCI and any related party entities, undertakes certain other activities related to the fiscal affairs of UCI and makes recommendations to the Board of Directors as may be appropriate. This committee met one time during UCI's fiscal year ended September 30, 2000.

Compensation Committee

     The Compensation Committee consists of Messrs Adams and Potok. This committee monitors UCI's executive compensation plan, practice and policies, including all salaries, bonus awards and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met one time during UCI's fiscal year ended September 30, 2000.

Revenue Enhancement Committee

     The Revenue Enhancement Committee consists of Messrs. Adams, Faulds and Potok. This committee monitors UCI's ancillary and complementary services, and makes recommendations to the Board of Directors with respect to changes in such existing services. This committee did not meet during UCI's fiscal year ended September 30, 2000.

Item 11.   Executive Compensation

     The following table sets forth the total compensation earned during the fiscal year ended September 30, 2000 and during each of the two prior fiscal years by the President and Chief Executive Officer of UCI and the executive officers of UCI whose annual compensation from UCI exceeded $100,000 for all services provided to UCI. No other executive officer of the Company earned compensation in excess of $100,000 for services provided to the Company in any of the three fiscal years reflected in the table.


                                            SUMMARY COMPENSATION TABLE


                                                                                Long Term
                                                                               Compensation
                                           Annual Compensation                      Awards

                                                                               Securities
                                   Fiscal                                      Underlying            All Other
Name and Principal Position         Year       Salary (1)     Bonus(1)                           Compensation (2)
                                                                                Options
                                    2000       $325,000 (3)            0           0                   $9,272
M.F. McFarland, III, M.D.
                                                                                   0
Chairman, President and             1999        325,000 (3)      200,000                               5,561
                                                                                   0
Chief Executive Officer             1998        315,000 (3)            0                               8,983


                                    2000        210,000 (4)            0           0                     0
D. Michael Stout, M.D.
                                                                                   0                     0
Executive Vice President of         1999        210,000 (4)       42,000
                                                                                   0                     0
Medical Affairs                     1998        210,000 (4)            0


                                    2000             99,640            0           0                     0
Jerry F. Wells, Jr.
                                                                                   0                     0
Executive Vice President of         1999             99,640       17,260
                                                                                   0                     0
Finance,     Chief     Financial    1998             96,769            0
Officer

     (1) Amounts included under the heading "Salary" and "Bonus" include compensation from both UCI-SC and DC-SC. The remuneration described in the table above does not include the cost to UCI of benefits furnished to certain officers that were extended in connection with the conduct of UCI's business. The amount of such benefits accrued for each of the named executives in each of the years reflected in the table did not exceed 10% of the total annual salary and bonus reported for such executive in such year.
     (2) Amounts included under the heading "All Other Compensation" are comprised of premiums for long-term disability and life insurance provided by UCI for the benefit of Dr. McFarland.

     (3) For services performed by Dr. McFarland for UCI-SC, a wholly-owned subsidiary of UCI, Dr. McFarland received an annual salary of $157,500 during each of the fiscal years ended September 30, 2000, 1999, and 1998. For services performed by Dr. McFarland for DC-SC, an affiliated professional association wholly owned by Dr. McFarland that contracts with UCI-SC to provide all medical services at UCI's medical facilities, Dr. McFarland received an annual salary of $167,500, $167,500 and $157,500 for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

     (4) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the fiscal years ended September 30, 2000, 1999, and 1998. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $160,000 in each of the fiscal years ended September 30, 2000, 1999, and 1998.

Fiscal Year-End Option Values

     The following table sets forth certain information with respect to unexercised options to purchase Common Stock held at September 30, 2000. None of the named executive officers exercised any options during the fiscal year ended September 30, 2000.

                                               2000 FISCAL YEAR-END
                                                   OPTION VALUES



                                      Number of Securities Underlying                 Value of Unexercised
                                          Unexercised Options at                          In-the-Money
                                              Fiscal Year End                      Options at Fiscal Year End
                                 ------------------------------------------  ---------------------------------------

             Name                   Exercisable          Unexercisable          Exercisable        Unexercisable
---------------------------------------------------- ---------------------- -------------------- -------------------



M.F. McFarland, III, M.D.             206,675                  0                     $                   $
  Chairman, President and                                                           -0-                 -0-
  Chief Executive Officer


                                      109,825
A. Michael Stout, M.D.                                         0                      -0-                  -0-
  Executive Vice President of
  Medical Affairs


                                      134,825
Jerry F. Wells, Jr.                                            0                       -0-                -0-
   Executive Vice President of
   Finance, Chief
Financial        Officer

Director Compensation

     Non-employee directors are paid a fee of $500 for attendance at each meeting of the Board of Directors. Non-employee directors of UCI are reimbursed by UCI for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

     During the fiscal year ended September 30, 1996, UCI adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provided for the granting of options to two non-employee directors for the purchase of 10,000 shares of Common Stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2000, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, all of which were exercisable.

     During the fiscal year ended September 30, 1997, UCI adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provided for the granting of options to four non-employee directors for the purchase of 20,000 shares of Common Stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued each to Thomas G. Faulds, Ashby M. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2000, there were stock options outstanding under the 1997 Non-Employee Plan for 15,000 shares, all of which were exercisable.

Employment Contracts

     Effective August 19, 1999, Dr. McFarland entered into a five-year contract with UCI-SC that provides for annual compensation of $157,500, the use of one automobile and an incentive bonus payable at the end of the fiscal year, subject to the determination of the Board of Directors and based upon net income and gross revenue of the Company for the same year. Also, effective August 19, 1999, Dr. McFarland entered into a five-year contract with DC-SC that provides for annual compensation of $167,500.

     Effective November 1, 1995, Dr. Stout entered into a five-year contract with UCI-SC that provides for annual compensation of $50,000. Also, effective November 1, 1995, Dr. Stout entered into a five-year contract with DC-SC that provides for annual compensation of $160,000.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended September 30, 2000, matters of executive compensation were decided by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of Messrs. Adams and Potok.

Compensation Committee Report on Executive Compensation

     The compensation of the Company's executive officers is generally determined by the Compensation Committee of the Board of Directors. The following report with respect to certain compensation paid or awarded to UCI's executive officers during the fiscal year ended September 30, 2000 is furnished by the directors who comprise the Compensation Committee.

     General Policies. UCI's compensation program is intended to enable UCI to attract, motivate, reward and retain the management talent to achieve corporate objectives, and thereby increase shareholder value. It is UCI's policy to provide incentives to senior management to achieve both short-term and long-term objectives. To attain these objectives, UCI's executive compensation program is composed of a base salary and bonus, which is generally established for the executive officers in an employment agreement.

     Base Salary. Base salaries for each of Dr. McFarland, Dr. Stout and Mr. Wells were determined by a subjective assessment of the executive officer's performance, in light of the officer's responsibilities and position with UCI and UCI's performance during prior periods. In evaluating overall UCI performance, the primary focus is upon not only UCI's financial performance, but also on the personal performance of the executives in areas such as quality assurance and personal development.

     Incentive Compensation. Incentive compensation for each of Dr. McFarland and Dr. Stout is established in his employment agreement and is most influenced by UCI's profitability. It is completely "at risk" depending upon UCI's performance. Incentive compensation is reviewed periodically and from time to time by the Compensation Committee and adjusted accordingly.

     Chief Executive Officer Compensation. Dr. McFarland is one of the original founders of UCI and has devoted his career to UCI since its inception in 1984. The Compensation Committee believes that Dr. McFarland's drive, dedication, commitment and knowledge have been vitally important to the successful and ongoing growth of UCI. Dr. McFarland's overall compensation for the fiscal year ended September 30, 2000 consisted of his base salary. In determining Dr. McFarland's compensation, the Compensation Committee evaluated Dr. McFarland's personal performance, the performance of UCI and Dr. McFarland's long-term commitment to the success of and ownership position in UCI.

     Stock Options. Executive compensation includes the grant of stock options in order to more closely align the interests of the executive with the long-term interests of the shareholders.

Report of Compensation Committee:      Harold H. Adams, Jr. and Thomas G. Faulds

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to UCI regarding the beneficial ownership of Common Stock as of December 31, 2000. Information is presented for (i) stockholders owning more than five percent of the outstanding Common Stock, (ii) each director and executive officer of UCI, individually, and
(iii) all directors and executive officers of UCI, as a group. The percentages are calculated based on 9,650,478 shares of Common Stock outstanding on December 31, 2000.



                                                                       Shares
                                Name                                                              Percentage
                                                                       Beneficially

                                                                       Owned (1)



MainStreet Healthcare Corporation (2)...........................................2,901,396                30.10

Blue Cross Blue Shield of South Carolina (3)....................................2,624,623                27.20
                                                                                                          7.55
M.F. McFarland, III, M.D. (4)..............................................................728,519

Harold H. Adams, Jr...........................................................2,500                     0

Thomas G. Faulds  .............................................-0-                     0

A. Wayne Johnson (5).............................................................2,901,396               30.10

Ashby M. Jordan, M.D..................................................................-0-                    0

John M. Little, Jr., M.D..............................................................-0-                    0

Charles M. Potok. .......................................................-0-                          0

D. Michael Stout, M.D. (6) ..............................................357,185                   3.70

Jerry F. Wells, Jr. (7) ...............................................134,825                1.40

All current directors and executive officers
   as a group (9 persons).......................................................4,124,425                42.74

  *      Amount represents less than 1.0 percent.

     (1) Beneficial ownership reflected in the table is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise specified, each of the stockholders named in the table has indicated to the Company that such stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by that stockholder.
     (2) The business address of the named beneficial owner is 2370 Main Street, Tucker, Georgia 30084.
     (3) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.
     (4) The business address of the named beneficial owner is 1901 Main Street, Suite 1200, Columbia, SC 29201. Shares reflected in the table include 206,675 shares issuable pursuant to currently exercisable stock options.
     (5) All shares reflected as beneficially owned are held of record by MainStreet Healthcare Corporation. Mr. Johnson is Chairman, Chief Executive Officer and a principal shareholder of MainStreet Healthcare Corporation.
     (6) Includes 109,825 shares issuable pursuant to currently exercisable stock options.
     (7) All shares are issuable pursuant to currently exercisable stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Act requires the directors and officers of UCI to file reports of holdings and acquisitions in Common Stock with the Securities and Exchange Commission (the "SEC"). Based on the Company records and other information, UCI believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to UCI's fiscal year ended September 30, 2000.

Item 13.   Certain Relationships and Related Transactions
Administrative Services Agreements

     UCI-SC has entered into an Administrative Services Agreement with DC-SC. UCI-GA has entered into Administrative Services Agreements with Doctor's Care of Tennessee, P.C. Under these Administrative Services Agreements, UCI-SC and UCI-GA perform all non-medical management of the UCI-PCs and have exclusive authority over all aspects of the business of the PCs (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures and staffing) to bill third party payors or patients, and provide all of the resources (systems, procedures and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries, operating costs of the centers and operating costs of UCI-SC and UCI-GA. Compensation guidelines for the licensed medical professionals at the P.A.'s are set by UCI-SC and UCI-GA, and UCI-SC and UCI-GA establish guidelines for establishing, selecting, hiring and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors, with the PCs executing certain of the contracts at the request of a minority of payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

     During UCI's fiscal years ended September 30, 2000 and 1999, the P.A.'s received an aggregate of approximately $39,953,000 and $40,470,000, respectively, in fees prior to deduction by the P.A.'s of their payroll and other related deductible costs covered under the Administrative Agreement and its predecessor agreement. For accounting purposes, the operations of the P.A.'s are combined with the operations of UCI and are reflected in the consolidated financial statements of the Company. Pursuant to the employment agreement between DC-SC and Dr. McFarland, Dr. McFarland serves as Executive Medical Director of the Centers, and is paid an annual salary for his services in such position. Pursuant to the employment agreement between DC-SC and Dr. Stout, Dr. Stout provides medical services to DC-SC, and is paid an annual salary for such services. Dr. McFarland is the Chief Executive Officer of UCI and is the President, sole director and sole owner of DC-SC. Dr. Stout is the Executive Vice President of Medical Affairs for the Company, UCI-SC and UCI-GA, and is the President, sole director and sole stockholder of Doctor's Care of Georgia, P.C. and Doctor's Care of Tennessee, P.C.

Medical Center Leases

     At September 30, 2000, UCI-SC leased one medical center facility from CHC and one medical center facility from CP&C under operating leases with fifteen-year terms expiring in 2009 and 2010. The terms of these leases are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Each of these leases has a five-year renewal option, and a rent guarantee by DC-SC. One of the leases has a purchase option allowing UCI-SC to purchase the center at fair market value after February 1, 1995. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2000 and 1999 were $64,968 and $257,025, respectively.

     The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1997 for a fifteen-year term. The terms of this lease are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2000 and 1999 were $96,000 each year, plus utilities and real estate taxes.

     Beginning in August 1999, the Doctor's Care facility in Tucker, Georgia was leased from A. Wayne Johnson. The terms of this lease are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. The lease agreement expires in March 2008. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2000 and 1999 were $57,600 and $7,200, respectively.

Other Transactions with Related Parties

     At December 31, 2000, CHC owned 2,006,442 shares of Common Stock and CP&C owned 618,181 shares of Common Stock, which combine to approximately 27.2 percent of the outstanding Common Stock. Each of CHC and CP&C is a wholly-owned subsidiary of BCBS. The following is a historical summary of purchases of Common Stock by BCBS subsidiaries directly from UCI.

                                                                       Price              Total
              Date                BCBS              Number              per             Purchase
            Purchased          Subsidiary          of Shares           Share              Price
       -------------------  -----------------   ----------------  ----------------  ------------------

            12/10/93              CHC               333,333            $1.50            $ 500,000

            06/08/94              CHC               333,333            3.00              1,000,000

            01/16/95              CHC               470,588            2.13              1,000,000

            05/24/95              CHC               117,647            2.13                250,000

            11/03/95              CHC               218,180            2.75                599,995

            12/15/95              CHC               218,180            2.75                599,995

            03/01/96              CHC               109,091            2.75                300,000

            06/04/96              CP&C              218,181            2.75                599,998

            06/23/97              CP&C              400,000            1.50                600,000

     The Common Stock acquired by CHC and CP&C directly from UCI was purchased pursuant to exemptions from the registration requirements of federal securities laws available under Section 4(2) of the 1933 Act. Consequently, the ability of the holders to resell such shares in the public market is subject to certain limitations and conditions. The shares acquired by CHC and CP&C were purchased at share prices below market value at the respective dates of purchase in part as a consequence of the lower issuance costs incurred by the Company in the sale of these unregistered securities and in part as consequence of the restricted nature of the shares. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the respective stock purchase agreements. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS and its subsidiaries to maintain ownership of 47 percent of the outstanding Common Stock in the event that UCI issues additional stock to other parties (excluding shares issued to employees or directors of UCI).

     During the fiscal year ended September 30, 1994, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $504,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2000 is $220,653, which includes lease addenda. The terms of the lease purchase agreement are believed to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

     During the fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through DC-SC, acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the fiscal year ended September 30, 1995, UCI-SC executed a $400,000 note payable to CP&C payable in monthly installments of $4,546 (including 11 percent interest) from April 1, 1995 to March 1, 2010, collateralized by certain accounts receivable. The terms of the agreement with CP&C are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

     UCI-SC, through DC-SC, provides services to members of a health maintenance organization operated by CHC who have selected DC-SC as their primary care provider. The terms of the agreement with CHC are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

     The employees of UCI and its subsidiaries are offered health, life, and dental insurance coverage at group rates from BCBS and its subsidiaries. The group rates offered to the employees of UCI and its subsidiaries are believed to be no more or less favorable to UCI and its subsidiaries than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar services.



                                   PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (1)      Consolidated Financial Statements
     The financial statements listed on the Index to Financial Statements on page 24 are filed as part of this report on Form 10-K/A.

(a) (2)    Exhibits
     A listing  of the  exhibits  to the Form  10-K/A is set forth on the
Exhibit Index which immediately precedes such exhibits in this Form 10-K/A.

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

Signature                       Title                                    Date
/S/ M.F. MCFARLAND, III, M.D.   President, Chief Executive Officer     January 29, 2001
M.F. McFarland, III, M.D.       and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                    Date

 /S/ M.F. MCFARLAND, III, M.D.                    President, Chief Executive Officer     January 29, 2001
M.F. McFarland, III, M.D.                         and Chairman of the Board

 /S/ JERRY F. WELLS, JR.                          Executive Vice President of Finance    January 29, 2001
Jerry F. Wells, Jr.                               and Chief Financial Officer

 /S/ A. WAYNE JOHNSON                             Director                               January 29, 2001
A. Wayne Johnson

 /S/ HAROLD H. ADAMS, JR.                         Director                               January 29, 2001
Harold H. Adams, Jr.

 /S/ CHARLES M. POTOK                             Director                               January 29, 2001
Charles M. Potok

 /S/ THOMAS G. FAULDS                             Director                               January 29, 2001
Thomas G. Faulds

 /S/ ASHBY JORDAN, M.D.                           Director                               January 29, 2001
Ashby Jordan, M.D.

 /S/ JOHN M. LITTLE, Jr., M.D.                    Director                               January 29, 2001
John M. Little, Jr., M.D.



                                  UCI MEDICAL AFFILIATES, INC.
                                        EXHIBIT INDEX



                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------



      3.1            Amended and Restated  Certificate of  Incorporation of     Exhibit 3.1 on the Form 10-K/ASB
                     UCI Medical Affiliates, Inc. ("UCI")                       filed for fiscal year 1995



      3.2            Amended and Restated Bylaws of UCI                         Exhibit 3.2 on the Form 10-K/ASB
                                                                                filed for fiscal year 1995



      3.3            Amendment to Amended and Restated Bylaws of UCI            Exhibit 3.3 on the Form 10-K/ASB
                                                                                filed for fiscal year 1996


                                                                                Exhibit 4.1 on the Form 10-K/ASB
      4.1            Convertible   Subordinated   Debenture  of  UCI  dated     filed for fiscal year 1997
                     October  6, 1997  payable to FPA  Medical  Management,
                     Inc. ("AFPAMM")



      4.2            Stock  Purchase  Warrant  Agreement  dated  October 6,     Exhibit 4.2 on the Form 10-K/ASB
                     1996 between UCI and FPAMM                                 filed for fiscal year 1997



      10.1           Facilities  Agreement dated May 8, 1984 by and between     Exhibit 10.1 on the Form 10-K/ASB
                     UCI  Medical   Affiliates  of  South  Carolina,   Inc.     filed for fiscal year 1996
                     ("AUCI-SC")  and  Doctor's   Care,   P.A.,  as  amended
                     September 24, 1984 and January 13, 1995



      10.2           Amendment  No.  3  dated  September  17,  1996  to the     Exhibit 10.2 on the Form 10-K/ASB
                     Facilities  Agreement  listed as Exhibit  10.1 to this     filed for fiscal year 1997
                     report



      10.3           Employment  Agreement  dated  October 1, 1995  between     Exhibit 10.4 on the Form 10-K/ASB
                     UCI-SC and M.F. McFarland, III, M.D.                       filed for fiscal year 1995



      10.4           Employment  Agreement  dated  October 1, 1995  between     Exhibit 10.5 on the Form 10-K/ASB
                     Doctor's Care, P.A. and M.F. McFarland, III, M.D.          filed for fiscal year 1995



      10.5           Employment  Agreement  dated  November 1, 1995 between     Exhibit 10.6 on the Form 10-K/ASB
                     UCI-SC and D. Michael Stout, M.D.                          filed for fiscal year 1995



      10.6           Employment   Agreement   November   1,  1995   between     Exhibit 10.7 on the Form 10-K/ASB
                     Doctor's Care, P.A. and D. Michael Stout, M.D.             filed for fiscal year 1995







                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------


      10.7           Lease and  License  Agreement  dated  March  30,  1994     Exhibit 10.8 on the Form 10-K/ASB
                     between  Doctor's  Care,  P.A.  and  Blue  Cross  Blue     filed for fiscal year 1995
                     Shield of South Carolina

                                                                                Exhibit 10.8 on the Form 10-K/ASB
      10.8           Note Payable dated  February 28, 1995 between  UCI-SC,     filed for fiscal year 1997
                     as  payor,   and   Companion   Property  and  Casualty
                     Insurance Company, as payee


                                                                                Exhibit 10.9 on the Form 10-K/ASB
      10.9           Revolving  Line of  Credit  dated  November  11,  1996     filed for fiscal year 1997
                     between Carolina First Bank and UCI


                                                                                Exhibit 10.10 on the Form 10-K/ASB
     10.10           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Harold H. Adams, Jr.


                                                                                Exhibit 10.11 on the Form 10-K/ASB
     10.11           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Russell J. Froneberger


                                                                                Exhibit 10.12 on the Form 10-K/ASB
     10.12           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles P. Cannon


                                                                                Exhibit 10.13 on the Form 10-K/ASB
     10.13           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Thomas G. Faulds


                                                                                Exhibit 10.14 on the Form 10-K/ASB
     10.14           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Ashby Jordan, M.D.


                                                                                Exhibit 10.15 on the Form 10-K/ASB
     10.15           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles M. Potok



     10.16           UCI Medical  Affiliates,  Inc.  1994  Incentive  Stock     Exhibit 10.9 on the Form 10-K/ASB
                     Option Plan                                                filed for fiscal year 1995



     10.17           Consulting  Agreement  dated December 10, 1996 between     Exhibit 10.17 on the Form 10-K/ASB
                     UCI and Global Consulting, Inc.                            filed for fiscal year 1997

     10.18           Amendment dated August 10, 1998 to Employment              Exhibit 10.18 on the Form 10-K/ASB
                     Agreement dated October 6, 1995 between Doctor's           filed for fiscal year 1998
                     Care, P.A. and M.F. McFarland, III, M.D.

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


     10.21           Administrative Services Agreement dated August 11,         Exhibit 10.21 on the Form 10-K/ASB
                     1998 between UCI Medical Affiliates of South               filed for fiscal year 1997
                     Carolina, Inc. and Doctor's Care, P.A.

     10.22           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.22 on the Form 10-K/ASB
                     August 11, 1998 by and among M.F. McFarland, III,          filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of South Carolina, Inc.;
                     and Doctor's Care, P.A.

     10.23           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.23 on the Form 10-K/ASB
                     September 1, 1998 by and among D. Michael Stout,           filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of Georgia, Inc.; and
                     Doctor's Care of Georgia, P.C.

     10.24           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.24 on the Form 10-K/ASB
                     July 15, 1998 by and among D. Michael Stout, M.D.;         filed for fiscal year 1998
                     UCI Medical Affiliates of Georgia, Inc.; and Doctor's
                     Care of Tennessee, P.C.

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

     10.31           Amended Employment Agreement dated August 19, 1999         Exhibit 10.31 on Form 10-K/A filed
                     between UCI Medical Affiliates of South Carolina,          for fiscal year 1999
                     Inc. and M.F. McFarland, III, M.D.

     10.32           Second Amended Employment Agreement dated August 19,       Exhibit 10.32 on Form 10-K/A filed
                     1999 between Doctor's Care, P.A. and M.F. McFarland,       for fiscal year 1999
                     III, M.D.


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