Form 10-Q
period 2000-12-31
UCI MEDICAL AFFILIATES INC
filed 2001-02-20
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
                                                   Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      December 31, 2000

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

   9,650,515 shares of $.05 common stock outstanding at December 31, 2000

Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                     UCI MEDICAL AFFILIATES, INC.

                            INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2000
                           and September 30, 2000                                                    3

                           Condensed Consolidated Statements of Operations for the quarters
                           ended December 31, 2000 and December 31, 1999                             4

                           Condensed Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 2000 and December 31, 1999                             5

                           Notes to Condensed Consolidated Financial Statements                      6

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    8 -  11

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk               12

PART II           OTHER INFORMATION

                  Items 1-6                                                                         13


SIGNATURES                                                                                          14

                                         UCI Medical Affiliates, Inc.
                                     Condensed Consolidated Balance Sheets

                                                                       December 31, 2000       September 30,
                                                                                                    2000
                                                                       -------------------    -----------------
                                                                           (unaudited)              (audited)
Assets
Current assets
   Cash and cash equivalents                                                    $ 345,136            $ 302,927
   Accounts receivable, less allowance for doubtful accounts
       of $1,627,149 and $1,549,048                                             7,519,869            6,958,745
   Inventory                                                                      623,497              623,497
   Prepaid expenses and other current assets                                    1,042,517              933,130
                                                                       -------------------
                                                                                              -----------------
Total current assets                                                   ------------------     ----------------
                                                                                9,531,020            8,818,299

Property and equipment less accumulated depreciation of
   $6,311,126 and $6,035,106                                                    4,198,768            4,326,093
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,720,471 and $2,616,455                        4,491,674            4,595,690
Other assets                                                                       41,500               41,500
                                                                       -------------------    -----------------
Total Assets                                                                  $18,262,962         $ 17,781,582
                                                                       ===================    =================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                              $1,186,821          $ 1,184,257
   Current portion of long-term debt                                            6,525,105            6,489,280
   Accounts payable                                                             3,028,602            3,511,545
   Accrued salaries and payroll taxes                                           3,591,375            2,544,102
   Other accrued liabilities                                                    1,176,466     ----------------
                                                                                                     1,318,362
                                                                                              -----------------
                                                                       -------------------
Total current liabilities                                                      15,508,369           15,047,546

Long-term debt, net of current portion                                          2,415,540            2,463,034
                                                                       -------------------    -----------------
Total Liabilities                                                              17,923,909           17,510,580
                                                                       -------------------    -----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                       0                    0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000 and 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526              482,526
   Paid-in capital                                                             21,723,628           21,723,628
   Accumulated deficit                                                       (21,867,101)         (21,935,152)
                                                                       -------------------    -----------------
Total Stockholders' Equity                                                        339,053              271,002
                                                                       -------------------    -----------------

Total Liabilities and Stockholders' Equity                                    $18,262,962         $ 17,781,582
                                                                       ===================    =================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                                Condensed Consolidated Statements of Operations
                                                  (unaudited)

                                                                Three Months Ended December 31,
                                                                     2000                    1999
                                                              --------------------     ------------------

Revenues                                                               $9,441,662            $10,198,849
Operating costs                                                         8,622,349              9,218,809
                                                              --------------------     ------------------
Operating margin                                                          819,313                980,040

General and administrative expenses                                         9,658                 25,843
Depreciation and amortization                                             380,038                466,147
                                                              --------------------     ------------------
Income (loss) from operations                                             429,617                488,050

Other income (expense)
   Interest expense, net of interest income                             (361,566)              (337,930)

Income before benefit (provision ) for income taxes                        68,051                150,120
Benefit (provision )for income taxes                                            0                      0
                                                              --------------------     ------------------

Net income                                                              $  68,051             $  150,120
                                                                                       ==================
                                                              ====================

Basic earnings per share                                                 $    .01               $    .02
                                                              ====================     ==================

Basic weighted average common shares outstanding                        9,650,515              9,650,515
                                                              ====================     ==================

Diluted earnings per share                                               $    .01               $    .02
                                                              ====================     ==================

Diluted weighted average common shares outstanding                      9,657,675              9,657,258
                                                              ====================     ==================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         UCI Medical Affiliates, Inc.
                                Condensed Consolidated Statements of Cash Flows
                                                  (unaudited)


                                                                 Three Months Ended December 31,
                                                                       2000                  1999
                                                                 ------------------    -----------------
Operating activities:
Net income (loss)                                                        $  68,051            $ 150,120
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      Provision for losses on accounts receivable                          371,750              403,164
      Depreciation and amortization                                        380,037              466,147
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (932,874)            (434,000)
   (Increase) decrease in inventory                                              0             (12,540)
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (109,387)            (165,750)
   Increase (decrease) in accounts payable and accrued
      expenses                                                             424,351              101,544
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) operating activities                            201,928              508,685
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (150,614)            (222,006)
(Increase) decrease in other assets                                              0                    0
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) investing activities                          (150,614)            (222,006)
                                                                 ------------------    -----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                   216,316              303,826
Increase (decrease) in book overdraft                                        2,564             (82,966)
Payments on long-term debt                                               (227,985)            (344,650)
                                                                 ------------------    -----------------

Cash provided by (used in) financing activities                            (9,105)            (123,790)
                                                                 ------------------    -----------------

Increase (decrease) in cash and cash equivalents                            42,209              162,889
Cash and cash equivalents at beginning of period                           302,927               66,159
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 345,136            $ 229,048
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

                                         UCI MEDICAL AFFILIATES, INC.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  (unaudited)


BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Significant estimates are discussed in the footnotes, as applicable, of the Form 10-K for the year ended September 30, 2000.

     The inventory of medical supplies and drugs is carried at the lower of average cost (first in, first out) or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

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

     The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first quarter of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

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

     The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of December 31, 2000 and 1999, the P.A.'s employed 106 and 121 medical providers, respectively.

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

     Revenues of $9,442,000 for the quarter ended December 31, 2000 reflect a decrease of $757,000 or 7% from those of the quarter ended December 31, 1999. Of this decrease $564,000 is related to the closure of the company's Atlanta centers to be discussed below. The remaining decrease is due to the timing of the flu season being earlier in fiscal year 2000 and later in fiscal year 2001.

     The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. In May 2000, the Company announced its intention to close its seven Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, did not meet the expectations of the Company during fiscal year 2000 and the Company was no longer committed to the Georgia market. The Company sold the property and equipment at these centers for an amount approximating the net book value of the fixed assets or transferred the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of approximately $3,567,000 to reduce the goodwill to its fair value.

     This decrease in revenue is the result of the decrease in the number of centers in operation for 41 locations at December 31, 1999 to 34 at December 31, 2000. Patient encounters decreased to approximately 119,000 in the first quarter of fiscal year 2001 from 131,000 in the first quarter of fiscal year 2000.

     During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 lives at December 31, 2000. As of December 31, 2000, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. Capitated revenue decreased from approximately $340,000 in the first quarter of fiscal year 2000 to $0 in the first quarter of fiscal year 2001.

     Sustained revenues in fiscal years 2001 and 2000 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 25% of the Company's total revenues were derived from these occupational medicine services in both 2001 and 2000.

     The following table breaks out the Company's revenue and patient visits by revenue source for the first quarter of fiscal years 2001 and 2000.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2001         2000           2001        2000
                                                            ------------ -----------    ------------ ----------
                                                                17           17             16          16
        Patient Pay
                                                                11           9               7           5
        Employer Paid
                                                                12           13             14          15
        HMO
                                                                 7           6              15          12
        Workers Compensation
                                                                 9           8               6           6
        Medicare/Medicaid
                                                                38           38             33          33
        Managed Care Insurance
                                                                 6           9               9          13
        Other (Commercial Indemnity, Champus, etc.)

     An operating margin of $819,000 was earned during the first quarter of fiscal 2001 as compared to an operating margin of $980,000 for the first quarter of fiscal 2000. If the Atlanta centers had not been operating in the first quarter of fiscal year 2000, the operating margin for that quarter would have been $1,275,000.

     Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue. Additionally, the annual flu season hit in November and December of 1999 for fiscal year 2000 and not until January 2001 in fiscal year 2001 which had an effect on this year's margin.

     Depreciation and amortization expense decreased to $380,000 in the first quarter of fiscal 2001, down from $466,000 in the first quarter of fiscal 2000. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions and the closure of the Atlanta sites. Interest expense increased from $338,000 in the first quarter of fiscal 2000 to $362,000 in the first quarter of fiscal 2001 primarily as a result of the higher interest rates in the first quarter of fiscal year 2001.

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

     The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first quarter of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

Financial Condition at December 31, 2000

     Cash and cash equivalents increased by $42,000 during the quarter ended December 31, 2000 mainly as a result of the continuing profitability.

     Accounts receivable increased by $561,000 during the quarter and is a temporary increase that reversed in January 2001 and is related to the timing of the keying of remittances from insurance carriers.

The reduction in goodwill is attributable to regularly scheduled amortization.

     Long-term debt decreased from $8,952,000 at September 30, 2000 to $8,941,000 at December 31, 2000. Regular principal pay-downs of approximately $228,000 during the quarter were offset by a temporary increase in the Company's line of credit balance. This balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

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

     The Company has a $4,000,000 bank line of credit with an outstanding indebtedness of approximately $3,800,000 at December 31, 2000. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of December 31, 2000, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest of prime plus 2.5% with a maturity of August 2001. (Prime rate was 9.50% at December 31, 2000.) The line of credit is used to fund the working capital needs of the Company.

     As of December 31, 2000, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

     Operating activities produced $202,000 of cash during the first quarter of fiscal year 2001, compared with $509,000 during the first quarter of fiscal year 2000.

     Investing activities used $151,000 in the first quarter of fiscal year 2001 as compared to $222,000 in the first quarter of fiscal year 2000 in cash to purchase needed equipment for its operating sites.

     Financing activities utilized $228,000 in cash during the quarter for debt reduction offset by an approximate $216,000 increase in the line of credit that was temporary in nature due to the daily fluctuation of the primary line of credit.

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

     Approximately $3,800,000 of the Company's debt at December 31, 2000 was subject to fixed interest rates and principal payments. Approximately $5,000,000 of the Company's debt at December 31, 2000 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2000, the Company's interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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



Date:  February 20, 2001

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