Form 10-Q
period 2001-03-31
UCI MEDICAL AFFILIATES INC
filed 2001-05-21
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 2001

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

9,650,515 shares of $.05 common stock outstanding at March 31, 2001

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2001
                           and September 30, 2000                                                  3

                  Condensed Consolidated Statements of Operations for the
                          quarters and the six months ending March 31, 2001 and
                          March 31, 2000                                                           4

                  Condensed Consolidated Statements of Cash Flows for the
                          six months ending March 31, 2001 and March 31, 2000                      5

                           Notes to Condensed Consolidated Financial Statements                   6-7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    8-12

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk               13


PART II           OTHER INFORMATION

                  Items 1-6                                                                         14


SIGNATURES                                                                                          15


EXHIBIT INDEX                                                                                       16

                          UCI MEDICAL AFFILIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2001       September 30, 2000
                                                                     -------------------    -----------------------
                                                                          (unaudited)
Assets
Current assets
   Cash and cash equivalents                                                 $  365,310                 $  302,927
   Accounts receivable, less allowance for doubtful accounts
       of approximately $1,431,000 and $1,549,000                             5,939,250                  6,958,745
   Inventory                                                                    623,497                    623,497
   Prepaid expenses and other current assets                                  1,170,873                    933,130
                                                                     -------------------    -----------------------
Total current assets                                                          8,098,930     ----------------------
                                                                                                         8,818,299

Property and equipment, less accumulated depreciation of
   $6,581,689 and $6,035,106                                                  4,068,144                  4,326,093
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,833,224 and $2,616,455                      4,378,921                  4,595,690
Other assets                                                                     40,386                     41,500
                                                                     -------------------    -----------------------
Total Assets                                                               $ 16,586,381                $17,781,582
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                            $  952,229                $ 1,184,257
   Current portion of long-term debt                                          6,211,027                  6,489,280
   Accounts payable                                                           2,308,121                  3,511,545
   Accrued salaries and payroll taxes                                         3,051,583                  2,544,102
   Other accrued liabilities                                                  1,194,963     ----------------------
                                                                                                         1,318,362
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                    13,717,923                 15,047,546

Long-term debt, net of current portion                                        2,239,508                  2,463,034
                                                                     -------------------    -----------------------
Total Liabilities                                                            15,957,431                 17,510,580
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                     0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                    482,526                    482,526
   Paid-in capital                                                           21,723,628                 21,723,628
   Accumulated deficit                                                     (21,577,204)               (21,935,152)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                      628,950                    271,002
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                  $16,586,381               $ 17,781,582
                                                                     ===================    =======================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                               UCI MEDICAL AFFILIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                     -----------------------------------    -------------------------------------
                                                          2001                2000               2001                 2000
                                                     ----------------    ---------------    ---------------      ----------------

Revenues                                                 $10,070,974        $10,768,006        $19,512,636           $20,966,855
Operating costs                                            8,946,422         10,853,170         17,568,771            20,071,979
                                                     ----------------    ---------------    ---------------      ----------------
Operating margin (deficit)                                 1,124,552           (85,164)          1,943,865               894,876

General and administrative expenses                           16,620             22,500             26,278                48,342
Impairment of goodwill                                             0          3,567,376                  0             3,567,376
Depreciation and amortization                                383,317            470,729            763,355               936,877
                                                     ----------------    ---------------    ---------------      ----------------
Income (loss) from operations                                724,615        (4,145,769)          1,154,232           (3,657,719)

Other income (expense)
   Interest expense, net of interest income                (434,718)          (551,923)          (796,284)             (889,853)
                                                     ----------------    ---------------    ---------------      ----------------
Other income (expense)                                     (434,718)          (551,923)          (796,284)             (889,853)

Income (loss) before benefit (provision )for
   income taxes                                              289,897        (4,697,692)            357,948           (4,547,572)
Benefit (provision )for income taxes                               0                  0                  0                     0
                                                     ----------------    ---------------    ---------------      ----------------

Net income (loss)                                          $ 289,897       $(4,697,692)          $ 357,948          $(4,547,572)
                                                                         ===============    ===============      ================
                                                     ================

Basic earnings (loss) per share                             $    .03          $   (.49)           $    .04             $   (.47)
                                                     ================    ===============    ===============      ================

Basic weighted average common shares
   outstanding                                             9,650,515          9,650,515          9,650,515             9,650,515
                                                     ================    ===============

Diluted earnings (loss) per share                           $    .03          $   (.49)           $    .04             $   (.47)
                                                     ================    ===============

Diluted weighted average common shares
===================================================        9,653,503          9,657,675     ==============       ===============
  outstanding                                                                                    9,654,178             9,657,473
                                                     ================    ===============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2001                  2000
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                       $  357,948          $(4,547,572)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Provision for losses on accounts receivable                          767,013             1,582,904
      Depreciation and amortization                                        763,355               936,877
      Impairment of goodwill                                                     0             3,567,376
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                              252,482             (880,779)
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (239,665)             (119,488)
   Increase (decrease) in accounts payable and accrued
      expenses                                                           (817,421)               844,655
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) operating activities                          1,083,712             1,383,973
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (288,636)             (576,956)
(Increase) decrease in other assets                                          1,114                     0
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) investing activities                          (287,522)             (576,956)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                  (60,104)             (426,613)
Increase (decrease) in book overdraft                                    (232,028)               513,629
Payments on long-term debt                                               (441,675)             (691,064)
                                                                 ------------------    ------------------

Cash provided by (used in) financing activities                          (733,807)             (604,048)
                                                                 ------------------    ------------------

Increase (decrease) in cash and cash equivalents                            62,383               202,969
Cash and cash equivalents at beginning of period                           302,927                66,159
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  365,310             $ 269,128
                                                                 ==================    ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

The Company has no items of other comprehensive income; thus, comprehensive income and net income are the same.

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first six months of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of March 31, 2001 and 2000, the P.A.'s employed 122 and 121 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations
For the Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 31, 2000
-------------------------------------------------------------------------

UCI provides nonmedical management and administrative services for a network of 34 freestanding medical centers (the "Centers"), 32 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (28 operating as Doctor's Care in South Carolina, two as Doctor's Care in Knoxville, Tennessee, and four as Progressive Physical Therapy Services in South Carolina).

Revenues of $10,071,000 for the quarter ended March 31, 2001 reflect a decrease of $697,000 or 6% from those of the quarter ended March 31, 2000. Of this decrease $623,000 is related to the closure of the company's Atlanta centers to be discussed below.

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

This decrease in revenue is primarily the result of the decrease in the number of centers in operation from 41 locations at March 31, 2000 to 34 at March 31, 2001. Patient encounters decreased to approximately 121,000 in the second quarter of fiscal year 2001 from 134,000 in the second quarter of fiscal year 2000.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 lives at March 31, 2001. As of March 31, 2001, all of these HMO's use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

Sustained revenues in the South Carolina and Tennessee centers in fiscal years 2001 and 2000 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 25% of the Company's total revenues were derived from these occupational medicine services in both 2001 and 2000.

The following table breaks out the Company's revenue and patient visits by revenue source for the second quarter of fiscal years 2001 and 2000.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2001         2000           2001        2000
                                                            ------------ -----------    ------------ ----------
                                                                17           17             16          16
        Patient Pay
                                                                11           11              7           6
        Employer Paid
                                                                13           13             10          14
        HMO
                                                                 7           6              14          13
        Workers Compensation
                                                                 8           9               6           7
        Medicare/Medicaid
                                                                39           36             40          33
        Managed Care Insurance
                                                                 5           8               7          11
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,125,000 was earned during the second quarter of fiscal 2001 as compared to an operating deficit of $85,000 for the second quarter of fiscal 2000. If the Atlanta centers had not been operating in the second quarter of fiscal year 2000, the operating margin for that quarter would have been $260,000. The remainder of the improvement was achieved by personnel cost reductions and a significant improvement in the collection of accounts receivable which reduced bad debt expense from 7% to 4% of revenue.

Depreciation and amortization expense decreased to $383,000 in the second quarter of fiscal 2001, down from $471,000 in the second quarter of fiscal 2000. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions and the closure of the Atlanta sites. Interest expense decreased from $552,000 in the second quarter of fiscal 2000 to $435,000 in the second quarter of fiscal 2001 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months.

Income tax expense is zero due to the utilization of NOL's accumulated in prior years.

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the second quarter of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

For the Six Months Ended March 31, 2001 as Compared to the Six Months Ended March 31, 2000
------------------------------------------------------------

Revenues of $19,513,000 reflect a decrease of 7% from the same period in fiscal year 2000 and is attributable to the Atlanta center closures discussed earlier. Patient encounters decreased to 240,000 for the six months ended March 31, 2001 from 265,000 for the six months ended March 31, 2000.

The following table breaks out the Company's revenue and patient visits by revenue source for the six months ended March 31, 2001 and March 31, 2000.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2001         2000           2001        2000
                                                            ------------ -----------    ------------ ----------
                                                                17           17             16          16
        Patient Pay
                                                                11           11              7           6
        Employer Paid
                                                                13           13             10          14
        HMO
                                                                 7           6              14          13
        Workers Compensation
                                                                 8           9               6           7
        Medicare/Medicaid
                                                                39           36             40          33
        Managed Care Insurance
                                                                 5           8               7          11
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,944,000 was earned during the six months ended March 31, 2001 as compared to an operating margin of $895,000 for the six months ended March 31, 2000. If the Atlanta centers had not been operating in the fiscal year 2000, the operating margin for the six months ended March 31, 2000 would have been $1,449,000. The remainder of the improvement was achieved by personnel cost reductions and a significant improvement in the collection of accounts receivable which reduced bad debt expense from 7% to 4% of revenue.

Depreciation and amortization expense decreased to $763,000 in the six months ended March 31, 2001, down from $937,000 in the six months ended March 31, 2000. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions and the closure of the Atlanta sites. Interest expense decreased from $890,000 for the six months ended March 31, 2000 to $796,000 for the six months ended March 31, 2001 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months.

Income tax expense is zero due to the utilization of NOL's accumulated in prior years.

Financial Condition at March 31, 2001

Cash and cash equivalents increased by $62,000 during the six months ended March 31, 2001 mainly as a result of the timing of cash payments to vendors and salary payments.

Accounts receivable decreased by $1,020,000 during the six months, reflecting an improvement in the billing and collection functions and the elimination of the Atlanta centers.

The reduction in goodwill is attributable to regularly scheduled amortization.

Long-term debt decreased from $8,952,000 at September 30, 2000 to $8,451,000 at March 31, 2001. Regular principal pay-downs of approximately $442,000 and a temporary decrease in the Company's line of credit balance were the cause. The line of credit balance fluctuates daily. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

Liquidity and Capital Resources

The Company requires capital for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (primarily bank debt), and credit extended by suppliers.

The Company has a $4,000,000 bank line of credit with an outstanding indebtedness of approximately $3,500,000 at March 31, 2001. The availability under this line of credit is limited by accounts receivable type and age as defined in the agreement. As of March 31, 2001, the Company had borrowed approximately the maximum allowable amounts. The line of credit bears interest at prime plus 2.5% with a maturity of August 2001. The Company intends to renew the credit facility for another year at essentially the same terms. (Prime rate was 8.5% at March 31, 2001.) The line of credit is used to fund the working capital needs of the Company.

As of March 31, 2001, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

Operating activities produced $1,084,000 of cash during the six months ended March 31, 2001, compared with $1,384,000 during the same period in the prior fiscal year. The reduction in operating cash flow as compared to the prior year resulted primarily from a reduction in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

Investing activities used only $288,000 in cash during the six months ended March 31, 2001 to purchase needed equipment to operate existing centers.

Financing activities utilized $734,000 in cash during the six-month period primarily for debt reduction.

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

Approximately $3,800,000 of the Company's debt at March 31, 2001 was subject to fixed interest rates and principal payments. Approximately $4,651,000 of the Company's debt at March 31, 2001 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2001, the Company's interest expense on an annualized basis would increase approximately $47,000 for each increase of one percent in the prime rate.

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


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.                /s/ Jerry F. Wells, Jr., CPA
------------------------------------      -----------------------------------
Marion F. McFarland, III, M.D.              Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,        Executive Vice President of Finance,
and Chairman of the Board                  Chief Financial Officer, and
                                           Principal Accounting Officer




Date:  May 21, 2001

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

