Form 10-Q
period 2001-06-30
UCI MEDICAL AFFILIATES INC
filed 2001-08-20
CIK 737561

1




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      June 30, 2001

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT

For the transition period from:              to
                                    ---------------    -----------------------

Commission file number:                              0-13265

                   UCI MEDICAL AFFILIATES, INC.
  (Exact name of small business issuer as specified in its charter)

                 Delaware                                59-2225346
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
         or organization)

                  4416 Forest Drive, Columbia, SC 29206
                 (Address of principal executive offices)

                            (803) 782-4278
                     (Issuer's telephone number)

1901Main Street, Suite 1200, Mail Code 1105, Columbia, SC 29201
           (Former name, address or fiscal year, if changed since last report)

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

       9,650,515 shares of $.05 common stock outstanding at August 16, 2001

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX




PART I            FINANCIAL INFORMATION                                                         Page Number

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 2001
                           and September 30, 2000                                                        3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the nine months ending June 30, 2001 and June 30, 2000                        4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ending June 30, 2001 and June 30, 2000                                        5

                           Notes to Condensed Consolidated Financial Statements                     6 -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       9- 13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                   14


PART II           OTHER INFORMATION

                  Items 1-6                                                                             15


SIGNATURES                                                                                              16

                          UCI Medical Affiliates, Inc.

                      Condensed Consolidated Balance Sheets

                                   (unaudited)

                                                                  June 30, 2001            September 30, 2000
                                                                  --------------------     ----------------------

Assets
Current assets
   Cash and cash equivalents                                               $  194,480                 $  302,927
   Accounts receivable, less allowance for doubtful accounts
       of $1,371,000 and $1,549,000                                         6,067,597                  6,958,745
   Inventory                                                                  623,497                    623,497
   Prepaid expenses and other current assets                                  842,067                    933,130
                                                                  --------------------     ----------------------
Total current assets                                                        7,727,641                  8,818,299

Property and equipment, less accumulated depreciation of
   $6,856,000 and $6,035,000                                                4,100,618                  4,326,093
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,950,000 and $2,616,000                    4,261,800                  4,595,690
Other assets                                                                   22,740                     41,500
                                                                  --------------------     ----------------------
Total Assets                                                              $16,112,799                $17,781,582
                                                                  ====================     ======================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                         $ 1,627,507                $ 1,184,257
   Current portion of long-term debt                                        4,205,968                  6,489,280
   Accounts payable                                                         2,723,639                  3,511,545
   Accrued salaries and payroll taxes                                       1,799,478                  2,544,102
   Other accrued liabilities                                                1,506,626                  1,318,362
                                                                  --------------------     ----------------------
Total current liabilities                                                  11,863,218                 15,047,546

Long-term debt, net of current portion                                      3,690,718                  2,463,034
                                                                  --------------------     ----------------------
Total Liabilities                                                          15,553,936                 17,510,580
                                                                  --------------------     ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                   0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                  482,526                    482,526
   Paid-in capital                                                         21,723,628                 21,723,628
   Accumulated deficit                                                   (21,647,291)               (21,935,152)
                                                                  --------------------     ----------------------
Total Stockholders' Equity                                                    558,863                    271,002
                                                                  --------------------     ----------------------
Total Liabilities and Stockholders' Equity                                $16,112,799                $17,781,582
                                                                  ====================     ======================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2001                2000                2001               2000
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                 $9,409,100         $9,815,072         $28,921,736        $30,781,926
Operating costs                                           8,705,327          9,675,552          26,274,099         29,747,531
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                            703,773            139,520           2,647,637          1,034,395

General and administrative expenses                          12,015             22,084              38,293             70,426
Realignment and other expenses                                    0            491,000                   0            491,000
Impairment of goodwill                                            0                  0                   0          3,567,376
Depreciation and amortization                               391,252            395,890           1,154,606          1,332,767
                                                   -----------------    ---------------     ---------------    ---------------
Income (loss) from operations                               300,506          (769,454)           1,454,738        (4,427,174)

Other expense
   Interest expense, net of interest income               (370,593)          (483,076)         (1,166,877)        (1,372,929)
   Loss on disposal of equipment                                  0                  0                   0                  0
                                                   -----------------    ---------------     ---------------    ---------------
Other expense                                             (370,593)          (483,076)         (1,166,877)        (1,372,929)

Income (loss) before benefit (provision )for
   income taxes                                            (70,087)        (1,252,530)             287,861        (5,800,103)
Benefit (provision )for income taxes                              0                  0                   0                  0
                                                   -----------------    ---------------     ---------------    ---------------

Net income (loss)                                        $ (70,087)       $(1,252,530)          $  287,861       $(5,800,103)
                                                                        ===============     ===============    ===============
                                                   =================

Basic earnings (loss) per share                           $   (.01)          $   (.13)            $    .03          $   (.60)
                                                   =================    ===============     ===============    ===============

Basic weighted average common shares
  outstanding                                             9,650,515          9,650,515           9,650,515          9,650,515
                                                   =================    ===============     ===============    ===============

Diluted earnings (loss) per share                         $   (.01)         $    (.13)            $    .03          $   (.60)
                                                   =================    ===============     ===============    ===============

Diluted weighted average common shares
  Outstanding                                             9,650,515          9,650,515           9,653,778          9,650,515
                                                   =================    ===============     ===============    ===============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                       Nine Months Ended June 30,
                                                                 ----------------------------------------
                                                                       2001                  2000
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                        $ 287,861          $(5,800,103)
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Provision for losses on accounts receivable                        1,134,449             2,444,356
      Depreciation and amortization                                      1,154,606             1,332,767
      Impairment of goodwill                                                     0             3,567,376
Changes in operating assets and liabilities:
   Accounts receivable                                                   (243,301)           (1,892,354)
   Inventories                                                                   0               (3,709)
   Prepaid expenses and other current assets                                91,063              (42,440)
   Accounts payable and accrued expenses                               (1,344,266)             1,557,838
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,080,412             1,163,731
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (595,241)             (677,047)
Disposals of property and equipment                                              0                     0
Acquisitions of goodwill                                                         0                     0
Decrease in other assets                                                    18,760                     0
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                        (576,481)             (677,047)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (383,767)               318,422
Increase in book overdraft                                                 443,250               153,837
Payments on long-term debt                                               (671,861)           (1,006,008)
                                                                 ------------------    ------------------

Cash used in financing activities                                        (612,378)             (533,749)
                                                                 ------------------    ------------------

Decrease in cash and cash equivalents                                    (108,447)              (47,065)
Cash and cash equivalents at beginning of period                           302,927                66,159
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  194,480            $   19,094
                                                                 ==================    ==================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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


GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency and an accumulated deficit. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. As of July 1, 2001, the Company was successful in renegotiating its line of credit to an 18-month term note with monthly principle payments of $120,000, plus interest at a rate of prime plus 4%, designed to pay out the note by December 2002. This has resulted in a portion of this balance being reclassified to long-term on the June 30, 2001 balance sheet.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first nine months of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued. This Statement supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition
Contingencies of Purchased Enterprises" and eliminated the pooling method of accounting for business enterprises. This Statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. This Statement supersedes APB No. 17 "Intangible Assets" and addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized; they will be reviewed for impairment on at least an annual basis. This Statement is effective for all fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization provisions of this Statement.

The Company is currently evaluating the impact of these Statements on its financial statements.

The Company's intangible assets consist principally of goodwill. While the Company has not made any assessment of the impact of FAS 142 on the carrying value of goodwill, the methodology for the impairment assessment represents a significant change from the existing goodwill impairment methodology periodically performed by the Company. The Company believes that, based on current economic conditions and operating results experienced by the Company and the overall economic conditions of its industry, the implementation of the impairment test required under FAS 142 could result in an impairment charge which could be material to the Company's operating results and financial position.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of June 30, 2001 and 2000, the P.A.'s employed 114 and 101 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Results of Operations
     For the Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000
----------------------------------------------------------------------------

UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers (the "Centers"), 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, two as Doctor's Care in Knoxville, Tennessee, and five as Progressive Physical Therapy Services in South Carolina).

Revenues of $9,409,000 for the quarter ended June 30, 2001 reflect a decrease of $406,000 or 4% from those of the quarter ended June 30, 2000. Of this decrease $402,000 is related to the closure of the company's Atlanta centers to be discussed below.

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

This decrease in revenue is primarily the result of the decrease in the number of centers in operation from 41 locations during the quarter ended June 30, 2000 to 36 during the quarter ended June 30, 2001. Patient encounters decreased to approximately 110,000 in the third quarter of fiscal year 2001 from 122,000 in the third quarter of fiscal year 2000. The difference in the 4% decrease in revenue and the approximately 10% decrease in patient visits is due to some rate increases in the Medicare and workers compensation fee schedules.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 16,000 lives at June 30, 2001. As of June 30, 2001, all of these HMO's use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

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

The following table breaks out the Company's revenue and patient visits by revenue source for the third quarter of fiscal years 2001 and 2000.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2001         2000           2001        2000
                                                            ------------ -----------    ------------ ----------
                                                                17           17             18          18
        Patient Pay
                                                                12           14              7           8
        Employer Paid
                                                                10           12             10          12
        HMO
                                                                12           8              17          17
        Workers Compensation
                                                                 8           7               7           6
        Medicare/Medicaid
                                                                38           37             37          32
        Managed Care Insurance
                                                                 3           5               4           7
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $704,000 was earned during the third quarter of fiscal 2001 as compared to an operating margin of $140,000 for the third quarter of fiscal 2000. If the Atlanta centers had not been operating in the third quarter of fiscal year 2000, the operating margin for that quarter would have been $568,000. The remainder of the improvement was achieved by personnel cost reductions and a significant improvement in the collection of accounts receivable which reduced bad debt expense from 7% to 4% of revenue.

Depreciation and amortization expense decreased to $391,000 in the third quarter of fiscal 2001, down from $396,000 in the third quarter of fiscal 2000. The expense in the two quarters did not vary significantly because the goodwill for the Atlanta centers was written off in the second quarter of fiscal year 2000. Interest expense decreased from $483,000 in the third quarter of fiscal 2000 to $371,000 in the third quarter of fiscal 2001 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months. The improvement in cash flow has also resulted in a reduction in bank fees.

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the third quarter of fiscal year 2001. This improvement is expected to continue into fiscal year 2001 and beyond. However, there can be no assurances that such improvement will occur.

     For the Nine Months Ended June 30, 2001 as Compared to the Nine Months Ended June 30, 2000
-------------------------------------------------------------------------------

Revenues of $28,922,000 reflect a decrease of 6% from the same period in fiscal year 2000 and is attributable to the Atlanta center closures discussed earlier. Patient encounters decreased to 349,000 for the nine months ended June 30, 2001 from 387,000 for the nine months ended June 30, 2000. The difference in the 4% decrease in revenue and the approximately 10% decrease in patient visits is due to some rate increases in the Medicare and workers compensation fee schedules.

The following table breaks out the Company's revenue and patient visits by revenue source for the nine months ended June 30, 2001 and June 30, 2000.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2001         2000           2001        2000
                                                            ------------ -----------    ------------ ----------
                                                                17           17             16          17
        Patient Pay
                                                                12           12              7           7
        Employer Paid
                                                                11           12             11          13
        HMO
                                                                 9           7              15          15
        Workers Compensation
                                                                 9           8               7           6
        Medicare/Medicaid
                                                                38           39             39          34
        Managed Care Insurance
                                                                 4           5               5           8
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $2,648,000 was earned during the nine months ended June 30, 2001 as compared to an operating margin of $1,034,000 for the nine months ended June 30, 2000. If the Atlanta centers had not been operating in the fiscal year 2000, the operating margin for the nine months ended June 30, 2000 would have been $2,017,000. The remainder of the improvement was achieved by personnel cost reductions and a significant improvement in the collection of accounts receivable which reduced bad debt expense from 7% to 4% of revenue.

Depreciation and amortization expense decreased to $1,155,000 in the nine months ended June 30, 2001, down from $1,333,000 in the nine months ended June 30, 2000. This decrease reflects higher depreciation expense as a result of leasehold improvements and equipment upgrades at a number of the Company's medical centers, offset by a greater reduction in amortization expense for fully amortized acquisitions and the closure of the Atlanta sites. Interest expense decreased from $1,373,000 for the nine months ended June 30, 2000 to $1,167,000 for the nine months ended June 30, 2001 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months.

Income tax expense is zero due to the utilization of NOL's accumulated in prior years.

Financial Condition at June 30, 2001

Cash and cash equivalents decreased by $109,000 during the nine months ended June 30, 2001 mainly as a result of the timing of cash payments to vendors and salary payments.

Accounts receivable decreased by $891,000 during the nine months, reflecting an improvement in the billing and collection functions and the elimination of the Atlanta centers.

The reduction in goodwill is attributable to regularly scheduled amortization.

Long-term debt decreased from $8,952,000 at September 30, 2000 to $7,897,000 at June 30, 2001. Regular principal pay-downs of approximately $672,000 and a decrease in the Company's line of credit balance were the cause. The line of credit has been converted into an 18 month term note effective July 1, 2001, with monthly principal and interest payments. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

Liquidity and Capital Resources

The Company requires capital for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (primarily bank debt), and credit extended by suppliers.

As of June 30, 2001, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

Operating activities produced $1,080,000 of cash during the nine months ended June 30, 2001, compared with $1,164,000 during the same period in the prior fiscal year. The reduction in operating cash flow as compared to the prior year resulted primarily from a reduction in accounts payable and accrued expenses, partially offset by a reduction in accounts receivable.

Investing activities used only $576,000 in cash during the nine months ended June 30, 2001 to purchase needed equipment to operate existing centers and to upfit an existing facility to house the Corporate offices.

Financing activities utilized $612,000 in cash during the nine-month period primarily for debt reduction.

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

Approximately $3,500,000 of the Company's debt at June 30, 2001 was subject to fixed interest rates and principal payments. Approximately $4,397,000 of the Company's debt at June 30, 2001 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2001, the Company's interest expense on an annualized basis would increase approximately $44,000 for each increase of one percent in the prime rate.

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

(a)      Exhibits.
         --------

                      None.

(b)      Reports on Form 8-K.
         -------------------

                      None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)



/s/ M.F. McFarland, III, M.D.             /s/ Jerry F. Wells, Jr., CPA
------------------------------------      --------------------------------
Marion F. McFarland, III, M.D.            Jerry F. Wells, Jr., CPA
President, Chief Executive Officer,       Executive Vice President of Finance,
and Chairman of the Board                 Chief Financial Officer, and
                                          Principal Accounting Officer




Date:  August 16, 2001