Form 10-K
period 2001-09-30
UCI MEDICAL AFFILIATES INC
filed 2002-02-06
CIK 737561

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
( X ) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2001

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________

Commission File Number:  0-13265

                           UCI MEDICAL AFFILIATES, INC.
              (Name of Small Business Issuer in its charter)

                   Delaware                                         59-2225346
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                                 Identification
                                                                      Number)

4416 Forest Drive, Columbia, SC                29206
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (803) 782-4278
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by nonaffiliates of the registrant on December 31, 2001, was approximately $1,206,992.*

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,515 at December 31, 2001.




* Calculated by excluding all shares held by officers, directors and controlling shareholders of registrant without conceding that all such persons are Affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K

         PART I                                                                                   PAGE
                                                                                                  ----


Item 1.  Business.............................................................................................3

Item 2.  Properties..........................................................................................11

Item 3.  Legal Proceedings...................................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.................................................12


         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................13

Item 6.  Selected Financial Data.............................................................................14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........................................21

Item 8.  Financial Statements and Supplementary Data.........................................................22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................22


         PART III

Item 10. Directors and Executive Officers of the Registrant..................................................23

Item 11. Executive Compensation..............................................................................25

Item 12. Security Ownership of Certain Beneficial Owners and Management......................................29

Item 13. Certain Relationships and Related Transactions......................................................30

         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................33

                                     PART I


Item 1...Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC") and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers (the "Centers"), 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctorss.s Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, five as Progressive Physical Therapy Services in South Carolina, and one as Progressive Physical Therapy Services in Knoxville, Tennessee).

Organizational Structure

Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the Centers are provided by or under the supervision of Doctorss.s Care, P.A. or Doctor's Care of Tennessee, P.C. (together the "P.A.'s," and together with UCI, UCI-SC and UCI-GA, the "Company"), each of which has contracted with UCI-SC or UCI-GA, as applicable, to be the sole provider of all non-medical direction and supervision of the Centers operating in its respective state of organization. Each P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI, UCI-SC nor UCI-GA employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services.

UCI-SC and UCI-GA have entered into Administrative Services Agreements with the P.A.'s pursuant to which UCI-SC and UCI-GA perform all non-medical management of the P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures, and staffing) to bill third party payors or patients, and provide all of the resources (systems, procedures, and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries, operating costs of the centers and operating costs of UCI-SC and UCI-GA. Compensation guidelines for the licensed medical professionals at the P.A.'s are set by UCI-SC and UCI-GA, and UCI-SC and UCI-GA establish guidelines for establishing, selecting, hiring and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

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

Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan of reorganization to be filed with the Bankruptcy Court. In connection with the development of a plan or plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan of reorganization. There can be no assurance as to what value, if any, will be ascribed to the Company's common stock in the bankruptcy proceedings.

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

The Company's Centers are broadly distributed throughout the state of South Carolina and there are two in Knoxville, Tennessee. There are fifteen primary care Centers in the Columbia region (including the three physical therapy offices), seven in the Charleston region (including one physical therapy office), four in the Myrtle Beach region, one in the Aiken region, seven in the Greenville-Spartanburg region (including one physical therapy office) and two in Knoxville, Tennessee (including one physical therapy office).

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

The following table breaks out the Company's approximate revenue and patient visits by revenue source for fiscal year 2001:

                                          Percent of                Percent of
            Payor                       Patient Visits                Revenue
-------------------------------       -------------------        ---------------


                                             19%                        17%
Patient Pay
                                             12%                        7%
Employer Paid
                                             12%                        12%
HMO
                                             10%                        15%
Workers Compensation
                                              8%                        6%
Medicare/Medicaid
                                             35%                        38%
Managed Care Insurance

Other (Commercial Indemnity,                  4%                        5%
Champus, etc.)

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

As a result of escalating health care costs, employers, insurers and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment or a discounted fee-for-service schedule, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like the Company to administer medical care to HMO members. These contracts provide for payment to the Company on a discounted fee-for-service basis.

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

Competition and Marketing

All of the Company's Centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices and other competing freestanding medical centers. Some of these providers have financial resources which are greater than those of the Company. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than Centers such as those operated by the Company. The Company's Centers compete on the basis of accessibility, including evening and weekend hours, a no-appointment policy, the attractiveness of the Company's state-wide network to large employers and third party payors, and on a basis of a competitive fee schedule. In an effort to offset the competition's community recognition, the Company has substantial marketing efforts. Regional marketing representatives have been added, focused promotional material has been developed and a newsletter for employers promoting the Company's activities has been initiated.

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

As described above, UCI-SC has entered into an Administrative Services Agreement with Doctor's Care, P.A. and UCI-GA has entered into a similar Administrative Services Agreement with the P.A. operating in Tennessee pursuant to which UCI-SC and UCI-GA, as applicable, perform all non-medical management of the applicable P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1.
Business - Organizational Structure.)

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

Employees

As of September 30, 2001, the Company had 530 employees (403 on a full-time equivalent basis). This includes 109 medical providers employed by the P.A.'s.

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

The Company's Centers are broadly distributed throughout the state of South Carolina and two are in Knoxville, Tennessee. There are 15 primary care Centers in the Columbia, South Carolina region (including three physical therapy offices), seven in the Charleston, South Carolina region (including one physical therapy office), four in the Myrtle Beach, South Carolina region, one in the Aiken, South Carolina region, seven in the Greenville-Spartanburg, South Carolina region (including one physical therapy office) and two in the Knoxville, Tennessee region (including one physical therapy office). The Company's corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The Centers are all in free-standing buildings in good repair.

Item 3.  Legal Proceedings

The Company is party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on the financial position of the Company.

Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan of reorganization to be filed with the Bankruptcy Court. In connection with the development of a plan or plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan of reorganization There can be no assurance as to what value, if any, will be ascribed to the Company's common stock in the bankruptcy proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Until October 19, 1998, the Common Stock was traded on the NASDAQ SmallCap Market under the symbol UCIA. On October 20, 1998, the Common Stock was delisted for trading on the NASDAQ SmallCap Market as a consequence of the Company's failure to meet certain quantitative requirements under the NASD's expanded listing criteria. Trading in the Common Stock is currently conducted in the over-the-counter market. The prices set forth below indicate the high and low bid prices reported on the over-the-counter bulletin board. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2001

     1st quarter (10/01/00 - 12/31/00)                            $.41             $.31
     2nd quarter (01/01/01 - 03/31/01)                             .39              .30
     3rd quarter (04/01/01 - 06/30/01)                             .35              .28
     4th quarter (07/01/01 - 09/30/01)                             .37              .26

Fiscal Year Ended September 30, 2000

     1st quarter (10/01/99 - 12/31/99)                            $.94             $.50
     2nd quarter (01/01/00 - 03/31/00)                             .69              .50
     3rd quarter (04/01/00 - 06/30/00)                             .59              .33
     4th quarter (07/01/00 - 09/30/00)                             .45              .31


As of December 31, 2001, there were 310 stockholders of record of Common Stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on the Common Stock since its inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                             STATEMENT OF OPERATIONS DATA
------------------------------------------------------------------------------------------------------------------------

                                                                (In thousands, except per share data)
                                               -------------------------------------------------------------------------
                                                                   For the year ended September 30,
                                               -------------------------------------------------------------------------
                                                  2001            2000            1999           1998           1997
                                               ------------    -----------     -----------    ------------    ----------

Revenues                                           $38,117        $39,953         $40,470         $37,566       $27,925
Net income (loss)                                  (1,475)        (6,102)             910        (10,508)
                                                                                                                   (84)
Basic and diluted earnings (loss) per share          (.15)          (.63)             .11
                                                                                                   (1.61)         (.02)
Basic weighted average number of
  shares outstanding                                 9,651          9,651           8,537           6,545         5,005
Diluted weighted average number of
  shares outstanding                                 9,654          9,657           8,544           6,545         5,005



                                                   BALANCE SHEET DATA
-------------------------------------------------------------------------------------------------------------------------

                                                                  (In thousands, except per share data)
                                                  -----------------------------------------------------------------------
                                                                             At September 30,
                                                  -----------------------------------------------------------------------
                                                    2001           2000            1999           1998           1997
                                                  ----------     ----------     -----------    -----------     ----------

Working capital                                    $(6,245)       $(6,230)        $(2,289)       $(3,718)        $ 2,921
Property and equipment, net                           3,977          4,326           4,797          5,475          4,003
Total assets                                         14,983         17,782          23,354         26,202         21,082
Long-term debt, including current portion             7,210          8,952           9,444         11,988          7,939
Stockholders' equity (deficiency)                   (1,204)            271           6,373                         9,488
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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 2001 and 2000, the P.A.'s employed 109 and 106 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated. For the fiscal year ended September 30, 2001, the Company has shown a decrease of approximately 5% in revenues. This decrease is a direct result of actions taken by management to close unprofitable centers in the Atlanta region.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan of reorganization to be filed with the Bankruptcy Court. In connection with the development of a plan or plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors.

Comparison of Results of Operations for Fiscal Years 2001, 2000, and 1999
-------------------------------------------------------------------------

Revenues of $38,117,000 in fiscal year 2001 reflected a decrease of approximately 5% from the fiscal year 2000 revenues of $39,953,000 which reflected a decrease of 1% from the amount reported for fiscal year 1999. The following reflects revenue trends from fiscal year 1997 through fiscal year 2001:


                      For the year ended September 30, (in thousands)

                              2001          2000           1999           1998           1997
                           -----------    ----------     ----------    -----------    -----------


                              $38,117       $39,953        $40,470        $37,566
Revenues                                                                                 $27,925
                               35,546        38,127         35,975         39,094
Operating Costs                                                                           26,466
                                2,572         1,827          4,495        (1,528)
Operating Margin                                                                           1,459

The decrease in revenue for fiscal year 2001 is attributed primarily to the shutdown of the Atlanta centers to be discussed later. Revenues for the Atlanta centers declined by $1,059,000 from $2,648,000 for fiscal year 1999 to $1,589,000 for fiscal year 2000 and was zero ($0.00) in fiscal year 2001.

The number of centers operated by the Company increased from 34 to 36 from September 30, 2000 to September 30, 2001. The additions were two physical therapy offices (one in the Greenville-Spartanburg region and one in the Charleston region).

The number of centers operated by the Company decreased from 40 to 34 from September 30, 1999 to September 30, 2000. Of the six centers closed, five were in the Atlanta region and the sixth was a physical therapy site in the Greenville-Spartanburg region which was opened for only a short period in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 18,000 lives in fiscal years 2001, 2000, and 1999. As of September 30, 2001, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market; the Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics. In fiscal year 1999, there was only one HMO that paid by capitated revenue which was approximately $1,400,000 or 3% of total revenue. During fiscal years 2000 and 2001, none of the four HMOs paid via a capitation arrangement.

Sustained revenues in fiscal years 2001, 2000 and 1999 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 22% of the Company's total revenue was derived from these occupational medicine services in fiscal year 2001, 25% in fiscal year 2000 and 24.5% in fiscal year 1999. The Company also entered into an agreement with Companion Property and Casualty Insurance Company ("CP&C") wherein the Company acts as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

Patient encounters were 472,000 in fiscal year 2001, 504,000 in fiscal year 2000 and 509,000 in fiscal year 1999. The small decrease in fiscal year 2000 is due to the closure of the Atlanta centers effective June 30, 2000. Patient encounters in the Atlanta centers were 21,000 in fiscal year 2000 as compared to 32,000 in fiscal year 1999 and were zero (0) in fiscal year 2001.

No new significant competition entered the Company's market during fiscal years 2001, 2000 or 1999.

The improvement in the operating margin during fiscal year 2001 was due to the elimination of the Atlanta operations during fiscal year 2000.

The operating margin decreased to $1,827,000 in fiscal year 2000 from $4,495,000 in fiscal year 1999 partially due to the poor performance of the Atlanta centers for the first nine months of the fiscal year until their closure on June 30, 2000. For the nine months ending June 30, 2000, the Atlanta centers had an operating deficit of approximately $1,143,000 as compared to an operating deficit of approximately $730,000 for the twelve months of fiscal year 1999. Approximately $400,000 of the decline in the operating deficit from fiscal year 1999 to fiscal year 2000 was attributable to the two Knoxville centers, one of which moved to a new location in early fiscal year 2000. This move resulted in a severe reduction of business for approximately six months which began to improve over the last quarter of fiscal year 2000. The remainder of the decrease was primarily due to continuing costs pressures of managed care and due to an increase of $519,000 in bad debt expense in fiscal year 2000 as compared to fiscal year 1999, and a $379,000 change in estimate in fiscal year 1999 reducing lease expense, as discussed in Note 14 to the financial statements.

An operating margin of $4,495,000 was achieved in fiscal year 1999. This significant improvement over fiscal year 1998 was the result of a decisive cost reduction plan put into place by management during the fourth quarter of fiscal year 1998 that included staff reductions and the closure or divestiture of several unprofitable centers. For the six centers that were closed or divested of during fiscal year 1998 the combined losses were approximately $775,000 during fiscal year 1998. Salary savings from the staff reductions are estimated to be approximately $1,000,000 at the corporate level and between $3,000,000 and $4,000,000 at the remaining centers. The following table breaks out the Company's revenue and patient visits by revenue source for fiscal years 2001, 2000, and 1999.

                                                            Percent of Patient           Percent of Revenue
                                                                  Visits
                                                         -------------------------    --------------------------
                                                         2001    2000    1999          2001     2000     1999
                                                         ------- ------- ---------    -------- -------- --------
                                                             19      17        18          17       18
        Patient Pay                                                                                          18
                                                             12      14                     7        8
        Employer Paid                                                          15                             9
                                                             12      12                    12       14        9
        HMO                                                                    11
                                                             10       8                    15       17
        Workers Compensation                                                    8                            16
                                                              8       7                     6        6
        Medicare/Medicaid                                                       7                             6
                                                             35      36                    38       30
        Managed Care Insurance                                                 34                            31
                                                              4       6         7           5        7       11
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

Bad debt expense, a component of operating costs, was approximately $1,495,000 (or approximately 4% of revenue) for fiscal year 2001, $2,808,000 (or approximately 7% of revenue) for fiscal year 2000 and $2,289,000 (or approximately 6% of revenue) for fiscal year 1999. The expenses from bad debts were higher in fiscal years 1999 and 2000 due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998 (Georgia centers) which were closed in fiscal year 2000. The collection percentage for the established South Carolina centers has remained constant at approximately 96% for the past 5 to 6 years.

The Company continually evaluates the operations of its physician practice centers and assesses the centers for impairment when certain indicators of impairment are present. At September 30, 2001, three centers were, upon review, deemed to have impaired goodwill. One center in the Columbia region and one center in the Greenville-Spartanburg region had decreased profitability during fiscal year 2001 due to changes in the assigned physicians. Even though management has made changes to the staffing and marketing focus on these two centers and now believes they are on the track to meeting expected goals and profitability in the next few months; the goodwill was considered impaired at September 30, 2001 and was, therefore, written off. Additionally, as of September 30, 2001, a decision had been made to combine the two Knoxville locations into one and, therefore, the goodwill associated with the closed locations was deemed to be impaired and, therefore, written off. In May 2000, the Company announced its intention to close its Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, did not meet the expectations of the Company during fiscal year 2000 and the Company was no longer committed to the Georgia market. The Company sold the property and equipment at these centers for an amount approximating the net book value of the fixed assets or transferred the property and equipment to other Company locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, the Company recorded an impairment in the quarter ended March 31, 2000 of approximately $3,567,000 to reduce the goodwill to its fair value. This is a component of the line item Realignment and Impairment Charges.

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

During the second quarter of fiscal year 2000 and the fourth quarter of fiscal year 2001, the above analysis resulted in an impairment charge of approximately $3,567,000 and $753,000 to goodwill for centers that had been closed (i.e., Atlanta region) in fiscal year 2000 and for three underperforming centers in fiscal year 2001. This is a component of the line item Realignment and Impairment Charges.

It should be noted that the Company also has launched medical centers as start-up operations, which have contributed in fiscal year 1999 to the Company's overall cash used in operations. Costs of starting up new centers are expensed as incurred.

Depreciation and amortization expense decreased to $1,544,000 in fiscal year 2000, down from $1,720,000 in fiscal year 2000 and $1,954,000 in fiscal year 1999. This decrease reflects lower amortization and depreciation resulting from the closure of the Atlanta region. Net interest expense decreased to $1,699,000 in fiscal year 2001 from $1,995,000 in fiscal year 2000 as a result of the overall decrease in long-term debt due to principal pay downs and due to a continuing decline in interest rates over the year. Net interest expense increased to $1,995,000 in fiscal year 2000 from $1,472,000 in fiscal year 1999 primarily as a result of the interest costs associated with the indebtedness incurred in the leasehold improvements, the operating line of credit the Company has with its primary bank, increase in bank fees and interest penalties, and debt associated with the acquisitions noted above.

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

A valuation allowance of $7.2 million and $7.6 million at September 30, 2001 and 2000, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance. The lack of consistent earnings and liquidity concerns, discussed above, was considered in the decision to maintain a 100% valuation allowance of $7,184,000 at September 30, 2001, leaving no tax related asset recorded.

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

The Chapter 11 Bankruptcy Reorganization Plan filed by the Company and discussed earlier should allow the restructuring of long-term liabilities on a plan that will greatly improve the Company's cash flow. The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

Results of Operations for the Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000:

The following summarizes the fiscal 2001 fourth quarter results of operations as compared to the prior year:

                                                 For the Three Months Ended
                                                         (in 000's)

                                                09/30/2001         09/30/2000
                                               -------------       -----------
                                                     $9,195            $9,171
    Revenues
                                                      9,272             8,378
    Operating Costs
                                                       (77)               793
    Operating Margin


                                                         12                16
    General and Administrative Expenses
    Realignment and Impairment Charges                  753                70
                                                        389               387
    Depreciation and Amortization
                                                        532               622
    Interest Expense, net
                                                    (1,763)             (302)
    Net Income (loss)

Revenues of $9,195,000 for the quarter ending September 30, 2001 remained consistent with those of the fourth quarter of fiscal year 2000.

Patient encounters decreased to 110,000 in the fourth quarter of fiscal year 2001 from 117,000 in the fourth quarter of fiscal year 2000 due to the reduction in the number of centers as discussed above.

The decrease in interest expense is due to the reduction in long-term debt due to regular principal payments and to the steady decline in interest rates during the year.

Financial Condition at September 30, 2001 and September 30, 2000

Cash and cash equivalents decreased by $204,000 from September 30, 2000 to September 30, 2001.

Accounts receivable decreased from $6,959,000 at September 30, 2000 to $6,297,000 at September 30, 2001. This decrease was attributable to increased focus on collections at the Corporate billing department that involved a reorganization of functional duties and slightly lower revenues in fiscal year 2001 as compared to fiscal year 2000. As the payor mix of the Company continues to change, the billing and collection functions will need to be continually modified and updated. The decrease in the number of centers in operation and the small decrease in revenue also result in a lower accounts receivable balance.

The decreases in property and equipment and in the excess of cost over fair value of assets acquired ("goodwill") are both the result of regular depreciation and amortization charges and the write-off of the goodwill discussed above. Depreciation charges were somewhat offset on the Property and Equipment balance by the net equipment purchases of approximately $744,000.

The reductions in long-term debt from September 30, 2000 to September 30, 2001 were the result of the regularly scheduled principal payments. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

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

As of September 30, 2001, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

Operating activities generated $2,716,000 of cash during fiscal year 2001, compared to $1,048,000 during fiscal year 2000. The improvement from fiscal year 2000 to fiscal year 2001 was mainly due to an improvement in the overall operations of the Company, much of which was the result of cost reductions that have remained in place throughout 2001, which shows up as the increase in operating margin on the income statement.

Investing activities used $727,000 of cash during fiscal year 2001 and $701,000 used in fiscal year 2000 as a result of normal equipment upgrades in existing centers.

Approximately $2,193,000 of cash was used by the Company for financing activities in fiscal year 2001 to pay down the Line of Credit and a temporary year-end bank overdraft. Approximately $2,467,000 of cash was used during fiscal year 1999 to reduce debt. This was made possible by the positive performance of the Company and by the discontinuation of growth through acquisitions during the year. Liquidity in fiscal year 1999 was adequate to meet the operating needs of the Company; therefore, no financing sources of cash were required. There is no assurance that any additional financing, if required, will be available on terms acceptable to the Company.

Overall, the Company's current liabilities exceed its current assets at September 30, 2001 and 2000 by $6,245,000 and $6,230,000. The Company intends to renegotiate or renew all of its debt instruments during fiscal year 2002 and does not expect to pay them off during fiscal year 2002 as part of its Chapter 11 Reorganization Plan. There can be no assurances that these instruments will be reinstated or renewed. There can be no assurance that sources of cash will exceed uses of cash.

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

Approximately $2,200,000 of the Company's debt at September 30, 2001 was subject to fixed interest rates and principal payments. Approximately $4,900,000 of the Company's debt at September 30, 2001 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2001, the Company's interest expense on an annualized basis would increase approximately $49,000 for each increase of one percent in the prime rate.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) On November 29, 2001, UCI Medical Affiliates, Inc. (the "Company") notified PricewaterhouseCoopers LLP that it would not be retained by the Company to perform the audit of the financial statements of the Company for the fiscal year ended September 30, 2001. The decision to change independent accountants was approved by the Audit Committee of the Company. PricewaterhouseCoopers LLP had served as the Company's principal independent accountants for the fiscal years ended September 30, 1995 through 2000. The Company's decision to dismiss PricewaterhouseCoopers LLP for the fiscal 2001 audit was not the result of any prior, current or expected disagreement with the Company.

The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for each of the past two fiscal years ended September 30, 2000 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports for each of the past two fiscal years contain an explanatory paragraph relating to the Company's ability to continue as a going concern as a consequence of losses incurred from continuing operations.

In connection with its audits of the financial statements of the Company for the fiscal years ended September 30, 2000 and 1999, and through November 29, 2001, the Company had no disagreement with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

The Company requested PricewaterhouseCoopers LLP to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Company in responding to this item 4(a), and if not, stating the respects to which they do not agree.

(b) At its meeting on November 29, 2001, the Audit Committee of the Company approved the engagement of the accounting firm of Scott McElveen, LLP as independent accountants to audit the Company's financial statements for the fiscal year ended September 30, 2001. As of November 29, 2001, the Company had not on any occasion consulted with Scott McElveen, LLP regarding any of the matters set forth in item 304 (a)(2) of Regulation S-K.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Directors

M.F. McFarland, III, M.D., 54, has served as Chairman of the Board, President and Chief Executive Officer of UCI since January 1987 and as a director of UCI since September 1984. From September 1984 until January 1987, he served as Vice President of UCI. He has served as President and as the sole director of UCI-SC and Doctor's Care, P.A. ("DC-SC") for over five years and of UCI-GA since its organization in February 1998. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association. Dr. McFarland was most recently reelected as a director at the annual meeting of stockholders in 1997.

Charles M. Potok, 53, has served as a director of UCI since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Company ("CP&C"), a wholly-owned subsidiary of BCBS, since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 1997.

A. Wayne Johnson, 51, has served as Chairman and Chief Executive Officer of MainStreet Healthcare Corporation ("MHC") from its inception in February 1996. In addition to Mr. Johnson's MainStreet responsibilities, effective December 8, 1999, he assumed the role of Executive Vice President of Providan Financial, a San Francisco-based financial services company. Mr. Johnson has 24 years of entrepreneurial and business operations experience in the field of financial services and corporate development. Prior to co-founding MHC in February 1996, Mr. Johnson had served since 1991 as President of one of the major operating subsidiaries of First Data Corporation and Chief Marketing Officer and strategic planner for First Data Card Services Group, a subsidiary of First Data Corporation. Mr. Johnson was the founder of both Integratec, a collection company, and QualiServ, a credit card outsourcing service company. Mr. Johnson was initially elected as a director at the annual meeting of stockholders in 1999.

     Ashby M. Jordan, M.D., 63, has served as a director of UCI since August 1996 and as Vice President of Medical Affairs of BCBS since December 1986. Prior to joining BCBS, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently reelected as a director at the annual meeting of stockholders in 1999.

John M. Little, Jr., M.D., 52, has served as a director of UCI since August 11, 1998 and as Chief Medical Officer of Companion HealthCare Corporation ("CHC"), a wholly-owned subsidiary of BCBS, since 1996. Additionally, he has served since 1994 as Medical Director of Managed Care Services of CHC, as Chairman of the Quality Assurance Committee and the Pharmacy and Therapeutics Committee of CHC and as a Co-Chair of the Managed Care Oversight Committee of CHC. Prior to joining CHC in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently reelected as a director at the annual meeting of stockholders in 1999.

Harold H. Adams, Jr., 55, has served as a director of UCI since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 26 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2000.

Thomas G. Faulds, 61, has served as a director of UCI since August 1996 and as President and Chief Operating Officer, Blue Cross Blue Shield Division, Blue Cross Blue Shield of South Carolina ("BCBS") since October 1991. Mr. Faulds has been with BCBS since March 1972 where he has served in key senior management positions in government programs, information systems and operations. Mr. Faulds was most recently reelected as a director at the annual meeting of stockholders in 2000.

Executive Officers

The following sets forth certain information concerning the persons who currently serve as executive officers of the Company who do not also serve on the Board of Directors.

Jerry F. Wells, Jr., 39, has served as Chief Financial Officer and Executive Vice President of Finance of UCI since he joined UCI in February 1995 and as Corporate Secretary of the Company since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, and of UCI-GA since its organization in February 1998, and as Corporate Secretary of DC-SC since December 1996. Prior to joining the Company, he served as a Senior Manager and consultant for PricewaterhouseCoopers LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

     D. Michael Stout, M.D., 57, has served as Executive Vice President of Medical Affairs of UCI and DC-SC since 1985. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society and the American College of Physician Executives.

Board of Directors and Board Committees
Board of Directors

The Board of Directors met or acted by written consent a total of four times during UCI's fiscal year ended September 30, 2001. No director attended fewer than 75 percent of the total of such Board meetings and the meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Revenue Enhancement Committee. The Board of Directors has not established a nominating committee for recommending to stockholders candidates for positions on the Board of Directors. Such functions are currently performed by the Board of Directors acting as a whole. Currently, seven directors serve on the Board of Directors.

Audit Committee

The Audit Committee consists of Mr. Adams and Dr. Jordan. This committee recommends to the Board of Directors the engagement of the independent auditors for UCI, determines the scope of the auditing of the books and accounts of UCI, reviews the reports submitted by the auditors, examines procedures employed in connection with UCI's internal control structure, reviews and approves the terms of acquisitions between UCI and any related party entities, undertakes certain other activities related to the fiscal affairs of UCI and makes recommendations to the Board of Directors as may be appropriate. This committee met one time during UCI's fiscal year ended September 30, 2001.

Compensation Committee

The Compensation Committee consists of Messrs Adams and Potok. This committee monitors UCI's executive compensation plan, practice and policies, including all salaries, bonus awards and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met one time during UCI's fiscal year ended September 30, 2001.

Revenue Enhancement Committee

The Revenue Enhancement Committee consists of Messrs. Adams, Faulds and Potok. This committee monitors UCI's ancillary and complementary services, and makes recommendations to the Board of Directors with respect to changes in such existing services. This committee did not meet during UCI's fiscal year ended September 30, 2001.

Item 11.   Executive Compensation

The following table sets forth the total compensation earned during the fiscal year ended September 30, 2001 and during each of the two prior fiscal years by the President and Chief Executive Officer of UCI and the executive officers of UCI whose annual compensation from UCI exceeded $100,000 for all services provided to UCI. No other executive officer of the Company earned compensation in excess of $100,000 for services provided to the Company in any of the three fiscal years reflected in the table.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------

                                                                                Long Term
                                                                               Compensation
                                           Annual Compensation                      Awards

                                                                               Securities
                                   Fiscal                                      Underlying            All Other
Name and Principal Position         Year       Salary (1)     Bonus(1)                           Compensation (2)
---------------------------         ----     -------------  - ---------      ------              ----------------
                                                                                Options
                                                                                -------
                                    2001       $325,000 (3)            0           0                   $9,272
M.F. McFarland, III, M.D.
                                    2000        325,000 (3)            0           0                   9,272
Chairman, President and
                                                                                   0
Chief Executive Officer             1999        325,000 (3)      200,000                               5,561


                                    2001        210,000 (4)            0           0                     0
D. Michael Stout, M.D.
                                    2000        210,000 (4)            0           0                     0
Executive Vice President of
                                                                                   0                     0
Medical Affairs                     1999        210,000 (4)       42,000


                                    2001                               0           0                     0
Jerry F. Wells, Jr.                          112,000
                                    2000                               0           0                     0
Executive Vice President of                  99,640
                                                                                   0                     0
Finance,     Chief     Financial    1999                          17,260
Officer                                      99,640

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

(3) For services performed by Dr. McFarland for UCI-SC, a wholly-owned subsidiary of UCI, Dr. McFarland received an annual salary of $157,500 during each of the fiscal years ended September 30, 2001, 2000, and 1999. For services performed by Dr. McFarland for DC-SC, an affiliated professional association wholly owned by Dr. McFarland that contracts with UCI-SC to provide all medical services at UCI's medical facilities, Dr. McFarland received an annual salary of $167,500 for each of the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

(4) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the fiscal years ended September 30, 2001, 2000, and 1999. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $160,000 in each of the fiscal years ended September 30, 2001, 2000, and 1999.

Fiscal Year-End Option Values

The following table sets forth certain information with respect to unexercised options to purchase Common Stock held at September 30, 2001. None of the named executive officers exercised any options during the fiscal year ended September 30, 2001. Additionally, no options were granted to any officer or director during the fiscal year ended September 30, 2001.


                              2001 FISCAL YEAR-END
                                  OPTION VALUES


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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2001, matters of executive compensation were decided by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of Messrs. Adams and Potok.

Compensation Committee Report on Executive Compensation

The compensation of the Company's executive officers is generally determined by the Compensation Committee of the Board of Directors. The following report with respect to certain compensation paid or awarded to UCI's executive officers during the fiscal year ended September 30, 2001 is furnished by the directors who comprise the Compensation Committee.

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

     Chief Executive Officer Compensation. Dr. McFarland is one of the original founders of UCI and has devoted his career to UCI since its inception in 1984. The Compensation Committee believes that Dr. McFarland's drive, dedication, commitment and knowledge have been vitally important to the successful and ongoing growth of UCI. Dr. McFarland's overall compensation for the fiscal year ended September 30, 2001 consisted of his base salary. In determining Dr. McFarland's compensation, the Compensation Committee evaluated Dr. McFarland's personal performance, the performance of UCI and Dr. McFarland's long-term commitment to the success of and ownership position in UCI.

Stock Options. Executive compensation includes the grant of stock options in order to more closely align the interests of the executive with the long-term interests of the shareholders.

Report of Compensation Committee:      Harold H. Adams, Jr. and Charles M. Potok

Performance Graph

The following graph compares cumulative total shareholder return of the Common Stock over a five-year period with The Nasdaq Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on November 1, 1995.








                               GRAPH DEPICTED HERE






                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/95      09/30/96       09/30/97       09/30/98      09/30/99      09/30/00
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.           100.00        125.00         100.00          45.00         22.50         16.25
Nasdaq Market Index                    100.00        116.75         158.69         164.91        266.79        364.95
Peer Group                             100.00        180.09         142.62          57.10         28.95         22.72

The members of the Peer Group are AmeriPath, Inc., Continucare Corporation, IntegraMed America, Inc., Pediatrix Medical Group, Inc., and PhyCor, Inc. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization for purposes of arriving at a Peer Group average. The September 30, 1995 and 1996 prices of the Company's Common Stock used in computing the returns reflected above are the average of the high and low bid prices reported for the Common Stock during the fiscal quarter ended on such dates.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to UCI regarding the beneficial ownership of Common Stock as of December 31, 2001. Information is presented for (i) stockholders owning more than five percent of the outstanding Common Stock, (ii) each director and executive officer of UCI, individually, and
(iii) all directors and executive officers of UCI, as a group. The percentages are calculated based on 9,650,515 shares of Common Stock outstanding on December 31, 2001.

                                                                       Shares
                                Name                                                              Percentage
                                                                       Beneficially

                                                                       Owned (1)
---------------------------------------------------------------------- ----------------------   ---------------



MainStreet Healthcare Corporation (2)...........................................2,901,396                30.10

Blue Cross Blue Shield of South Carolina (3)....................................2,624,623                27.20
                                                                                                          7.55
M.F. McFarland, III, M.D. (4)..............................................................728,519

Harold H. Adams, Jr......................................................................2,500                     0

Thomas G. Faulds  .................................................................................-0-                     0

A. Wayne Johnson (5).............................................................2,901,396               30.10

Ashby M. Jordan, M.D..................................................................-0-                    0

John M. Little, Jr., M.D..............................................................-0-                    0

Charles M. Potok. ........................................................................-0-                          0

D. Michael Stout, M.D. (6) ...............................................................357,185                   3.70

Jerry F. Wells, Jr. (7) .............................................................134,825                1.40

All current directors and executive officers
   as a group (9 persons).......................................................4,124,425                42.74
----------------------
  * Amount represents less than 1.0 percent.

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

     (2) The business address of the named beneficial owner is 2370 Main Street, Tucker, Georgia 30084.
     (3) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.
(4) The business address of the named beneficial owner is 4416 Forest Drive, Columbia, SC 29206. Shares reflected in the table include 206,675 shares issuable pursuant to currently exercisable stock options.
     (5) All shares reflected as beneficially owned are held of record by MainStreet Healthcare Corporation. Mr. Johnson is Chairman, Chief Executive Officer and a principal shareholder of MainStreet Healthcare Corporation.
     (6) Includes 109,825 shares issuable pursuant to currently exercisable stock options.
     (7) All shares are issuable pursuant to currently exercisable stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the directors and officers of UCI to file reports of holdings and acquisitions in Common Stock with the Securities and Exchange Commission (the "SEC"). Based on the Company records and other information, UCI believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to UCI's fiscal year ended September 30, 2001.

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

During UCI's fiscal years ended September 30, 2001 and 2000, the P.A.'s received an aggregate of approximately $38,117,000 and $39,953,000, respectively, in fees prior to deduction by the P.A.'s of their payroll and other related deductible costs covered under the Administrative Agreement and its predecessor agreement. For accounting purposes, the operations of the P.A.'s are combined with the operations of UCI and are reflected in the consolidated financial statements of the Company. Pursuant to the employment agreement between DC-SC and Dr. McFarland, Dr. McFarland serves as Executive Medical Director of the Centers, and is paid an annual salary for his services in such position. Pursuant to the employment agreement between DC-SC and Dr. Stout, Dr. Stout provides medical services to DC-SC, and is paid an annual salary for such services. Dr. McFarland is the Chief Executive Officer of UCI and is the President, sole director and sole owner of DC-SC. Dr. Stout is the Executive Vice President of Medical Affairs for the Company, UCI-SC and UCI-GA, and is the President, sole director and sole stockholder of Doctor's Care of Georgia, P.C. and Doctor's Care of Tennessee, P.C.

Medical Center Leases

At September 30, 2001, UCI-SC leased one medical center facility from CHC under an operating lease with a fifteen-year term expiring in 2009. The terms of this lease is believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. This lease has a five-year renewal option, and a rent guarantee by DC-SC. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2001 and 2000 were $64,968 and $64,968, respectively.

The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1997 for a fifteen-year term. The terms of this lease are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2001 and 2000 were $96,000 each year, plus utilities and real estate taxes.

Beginning in August 1999, the Doctor's Care facility in Tucker, Georgia was leased from A. Wayne Johnson. The terms of this lease are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. The lease agreement expires in March 2008. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2001 and 2000 were $57,600 each year.

Other Transactions with Related Parties

At December 31, 2001, CHC owned 2,006,442 shares of Common Stock and CP&C owned 618,181 shares of Common Stock, which combine to approximately 27.2 percent of the outstanding Common Stock. Each of CHC and CP&C is a wholly-owned subsidiary of BCBS. The following is a historical summary of purchases of Common Stock by BCBS subsidiaries directly from UCI.

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

The Common Stock acquired by CHC and CP&C directly from UCI was purchased pursuant to exemptions from the registration requirements of federal securities laws available under Section 4(2) of the 1933 Act. Consequently, the ability of the holders to resell such shares in the public market is subject to certain limitations and conditions. The shares acquired by CHC and CP&C were purchased at share prices below market value at the respective dates of purchase in part as a consequence of the lower issuance costs incurred by the Company in the sale of these unregistered securities and in part as consequence of the restricted nature of the shares. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the respective stock purchase agreements. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS and its subsidiaries to obtain ownership of 47 percent of the outstanding Common Stock in the event that UCI issues additional stock to other parties (excluding shares issued to employees or directors of UCI).

During the fiscal year ended September 30, 1998, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $1,253,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2001 is $532,000, which includes lease addenda. The terms of the lease purchase agreement are believed to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

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

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (1)      Consolidated Financial Statements
                  ----------------------------------
          The financial statements listed on the Index to Financial Statements on page 35 are filed as part of this report on Form 10-K.

(a) (2)    Exhibits
           A listing of the exhibits to the Form 10-K is set forth on the
           Exhibit Index which immediately precedes such exhibits in this Form 10-K.

(b)      Reports on Form 8-K
         There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

         The Company filed a Form 8-K on November 9, 2001 to report that the Company had filed, on November 2, 2001, voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina. The Bankruptcy Court assumed jurisdiction over the Company, the Subsidiaries, and the Affiliates on November 2, 2001, and the existing officers and directors have been left in possession of the respective bankruptcy estates subject to the supervision and orders of the Bankruptcy Court.

         The Company filed a Form 8-K on December 3, 2001 to report that on November 29, 2001, the Company notified PricewaterhouseCoopers LLP that it would not be retained by the Company to perform the audit of the financial statements of the Company for the fiscal year ended September 30, 2001. The decision to change independent accountants was approved by the Audit Committee of the Company. PricewaterhouseCoopers LLP had served as the Company's principal independent accountants for the fiscal years ended September 30, 1995 through 2000. The Company's decision to dismiss PricewaterhouseCoopers LLP for the fiscal year ended 2001 audit was not the result of any prior, current or expected disagreement with the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page(s)

Reports of Independent Accountants........................................................................35-36

Consolidated Balance Sheets at September 30, 2001 and 2000...................................................37

Consolidated Statements of Operations for the years
         ended September 30, 2001, 2000 and 1999.............................................................38

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 2001, 2000 and 1999...............................................39

Consolidated Statements of Cash Flows for the years
         ended September 30, 2001, 2000 and 1999.............................................................40

Notes to Consolidated Financial Statements................................................................41-57


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.

We have audited the accompanying consolidated balance sheet of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of UCI Medical Affiliates, Inc. as of September 30, 2000 and 1999, were audited by other auditors whose report dated December 27, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ SCOTT MCELVEEN, LLP


Columbia, South Carolina
January 15, 2002
 .

                  SIGNED ORIGINAL ON SCOTT MCELVEEN LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.





                        Report of Independent Accountants






To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") at September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




/S/ PRICEWATERHOUSECOOPERS, LLP

December 27, 2000
Charlotte, North Carolina






                             ORIGINAL SIGNED OPINION
                                 IS ON FILE WITH
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                   September 30,
                                                                       ---------------------------------------
                                                                              2001                 2000
                                                                       -------------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                                    $  99,429          $  302,927
   Accounts receivable, less allowance for doubtful accounts
       of $1,386,416 and $1,549,048                                             6,296,586           6,958,745
   Inventory                                                                      360,560             623,497
   Prepaid expenses and other current assets                                      833,732             933,130
                                                                       -------------------    ----------------
Total current assets                                                            7,590,307           8,818,299

Property and equipment less accumulated depreciation of
   $7,128,248 and $6,035,106                                                    3,977,014           4,326,093
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,616,455                        3,391,942           4,595,690
Other assets                                                                       23,951              41,500
                                                                       -------------------    ----------------
Total Assets                                                                  $14,983,214         $17,781,582
                                                                       ===================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                                $733,094         $ 1,184,257
   Current portion of long-term debt                                            4,858,216           6,489,280
   Accounts payable                                                             2,801,450           3,511,545
   Accrued salaries and payroll taxes                                           3,651,068           2,544,102
   Other accrued liabilities                                                    1,790,931           1,318,362
                                                                       -------------------    ----------------
Total current liabilities                                                      13,834,759          15,047,546

Long-term debt, net of current portion                                          2,352,054           2,463,034
                                                                       -------------------    ----------------
Total Liabilities                                                              16,186,813          17,510,580
                                                                       -------------------    ----------------

Commitments and contingencies (Note 12)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                       0                   0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000 and 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526             482,526
   Paid-in capital                                                             21,723,628          21,723,628
   Accumulated deficit                                                       (23,409,753)        (21,935,152)
                                                                       -------------------    ----------------
Total Stockholders' Equity (Deficiency)                                       (1,203,599)             271,002
                                                                       -------------------    ----------------

Total Liabilities and Stockholders' Equity                                   $ 14,983,214         $17,781,582
                                                                       ===================    ================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations

                                                                             For the Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                    2001                    2000                   1999
                                                              ------------------     -------------------     ------------------

Revenues                                                           $ 38,117,161             $39,953,311            $40,470,462
Operating costs                                                      35,545,631              38,126,570             35,975,055
                                                              ------------------     -------------------     ------------------
Operating margin                                                      2,571,530               1,826,741              4,495,407

General and administrative expenses                                      50,293                  86,025                 94,431
Realignment and impairment charges                                      752,737               4,128,376                      0
Depreciation and amortization                                         1,544,153               1,719,502              1,954,109
                                                              ------------------     -------------------     ------------------
Income (loss) from operations                                           224,347             (4,107,162)              2,446,867
                                                              ------------------     -------------------     ------------------

Other income (expenses)
   Interest expense and other charges                               (1,698,948)             (1,995,319)            (1,471,864)
   Gain (loss) on disposal of equipment                                       0                       0               (65,245)
                                                              ------------------     -------------------     ------------------
Other income (expense)                                              (1,698,948)             (1,995,319)            (1,537,109)

Income (loss) before income tax (expense) benefit                   (1,474,601)             (6,102,481)                909,758
                                                              ------------------     -------------------     ------------------
Net income (loss)                                                  $(1,474,601)            $(6,102,481)              $ 909,758
                                                              ==================     ===================     ==================

Basic and diluted earnings (loss) per share                           $   (.15)              $    (.63)               $    .11
                                                              ==================     ===================     ==================

Basic weighted average common shares outstanding                      9,650,515               9,650,515              8,536,720
                                                              ==================     ===================     ==================

Diluted weighted average common shares outstanding                    9,653,554               9,656,563              8,543,515
                                                              ==================     ===================     ==================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
               Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Years Ended September 30, 2001


                                              Common Stock                  Paid-In            Accumulated
                                     -------------------------------
                                         Shares          Par Value          Capital              Deficit               Total
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1998               7,299,245          364,962         17,364,263          (16,742,429)             986,796
   Net income (loss)                                                                                  909,758             909,758
                                                 --               --                 --
   Issuance of common stock               2,901,396          145,070          4,555,192                    --           4,700,262
   Retirement of common stock             (550,126)         (27,506)          (195,827)                    --           (223,333)
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 1999               9,650,515          482,526         21,723,628          (15,832,671)          6,373,483
   Net income (loss)                                                                              (6,102,481)         (6,102,481)
                                                 --               --                 --
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 2000               9,650,515          482,526         21,723,628          (21,935,152)             271,002
   Net income (loss)                                                                              (1,474,601)         (1,474,601)
                                                 --               --                 --
                                     ---------------    -------------    ---------------    ------------------    ----------------
Balance, September 30, 2001               9,650,515          482,526         21,723,628          (23,409,753)         (1,203,599)
                                     ===============    =============    ===============    ==================    ================

            The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows

                                                                             For the Years Ended September 30,
                                                                 -----------------------------------------------------------
                                                                       2001                  2000                1999
                                                                 ------------------    -----------------    ----------------
Operating activities:
Net income (loss)                                                    $ (1,474,601)         $(6,102,481)            $909,758
Adjustments to reconcile net income (loss) to net
   cash provided by  operating activities:
      (Gain) loss on disposal of equipment                                       0                    0              65,245
      Provision for losses on accounts receivable                        1,494,915            2,808,486           2,289,187
      Depreciation and amortization                                      1,544,153            1,719,502           1,954,109
      Non-cash realignment and impairment charges                          752,737            3,567,376                   0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (832,756)          (1,367,488)         (1,900,310)
   (Increase) decrease in inventory                                        262,937             (33,179)            (99,977)
   (Increase) decrease in prepaid expenses and other
      current assets                                                        99,398            (184,663)             126,942
   Increase (decrease) in accounts payable and accrued
      expenses                                                             869,440              640,894           (699,626)
                                                                 ------------------    -----------------    ----------------

Cash provided by operating activities                                    2,716,223            1,048,447           2,645,328
                                                                 ------------------    -----------------    ----------------

Investing activities:
Purchases of property and equipment                                      (744,063)            (857,609)           (617,566)
Disposals of property and equipment                                              0              156,845              41,083
Acquisitions of goodwill                                                         0                    0            (73,763)
(Increase) decrease in other assets                                         17,549                    0             202,177
                                                                 ------------------    -----------------    ----------------

Cash used in investing activities                                        (726,514)            (700,764)           (448,069)
                                                                 ------------------    -----------------    ----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (826,202)              773,001           (767,704)
Increase (decrease) in book overdraft                                    (451,163)              381,000           (325,660)
Payments on long-term debt                                               (915,842)          (1,264,916)         (1,373,659)
                                                                 ------------------    -----------------    ----------------

Cash used in financing activities                                      (2,193,207)            (110,915)         (2,467,023)
                                                                 ------------------    -----------------    ----------------

Increase (decrease) in cash and cash equivalents                         (203,498)              236,768           (269,764)
Cash and cash equivalents at beginning of year                             302,927               66,159             335,923
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------    ----------------

Cash and cash equivalents at end of year                                 $  99,429           $  302,927          $   66,159
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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s through the Administrative Services Agreement, the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2 the application of Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Segment Information

UCI adopted FASB Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, UCI has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

UCI provides nonmedical management and administrative services for a network of 36-freestanding medical centers, 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, five as Progressive Physical Therapy Services in South Carolina, and one as Progressive Physical Therapy Services in Knoxville, Tennessee.

Recent Pronouncements

In July 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests, at least annually. UCI has elected to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of October 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, UCI will discontinue the amortization of goodwill as of September 30, 2001. Management believes the adoption of this standard will have a material impact on its financial statements in that its income before taxes will be increased by an amount equal to the amortization expenses that would have otherwise been charged to earnings under current accounting standards, approximately $450,000 annually. Additionally, UCI's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

2.       Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficiency and an accumulated deficit of approximately $6,245,000 and $1,204,000, respectively at September 30, 2001. Ultimately, the Company's viability as a going concern is dependent upon its ability to continue to generate positive cash flows from operations, maintain adequate working capital and obtain satisfactory long-term financing. However, there can be no assurances that the Company will be successful in refinancing or renewing outstanding debt instruments.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.
The closure of the Atlanta centers, which were unprofitable, had an immediate positive offset on the Company in the fourth quarter of fiscal year 2000. Management expects improvement to continue into fiscal year 2002 and beyond. However, there can be no assurances that these improvements will continue.

3.

Property and Equipment

Property and equipment consists of the following at September 30:

                                                   September 30, 2001                September 30, 2000
                                             -------------------------------   --------------------------------

                               Useful Life
                                  Range                          Accum                              Accum
                                (in years)        Cost        Depreciation          Cost        Depreciation
                                ----------        ----        ------------          ----        ------------
                                   5-40           $ 412,750        $ 88,656         $ 412,750         $ 74,218
Building
                                   N/A               66,000               0            66,000                0
Land
                                   5-39           1,623,176       1,069,213         1,281,450          881,784
Leasehold Improvements
                                   1-5            1,555,451       1,124,669         1,472,377          931,639
Furniture & Fixtures
                                   1-5            1,402,274       1,122,277         1,402,274          985,697
EDP - Companion
                                   1-5            1,032,053         743,740           998,511          627,049
EDP - Other
                                   5-10           3,765,883       2,255,019         3,630,184        1,962,494
Medical Equipment
                                   1-5            1,212,576         693,857         1,062,553          544,490
Other Equipment
                                   3-10              35,099          30,817            35,100           27,735
Autos
                                             --------------- ---------------   --------------- ----------------
                                                $11,105,262      $7,128,248       $10,361,199       $6,035,106
Totals
                                             =============== ===============   =============== ================

At September 30, 2001 and 2000, capitalized leased equipment included above amounted to approximately $1,414,000 and $1,829,000, net of accumulated amortization of $841,000 and $873,000, respectively.

Depreciation expense equaled $1,093,142, $1,167,676, and $1,209,262 for the years ended September 30, 2001, 2000, and 1999, respectively.

4.       Income Taxes

The components of the (benefit) provision for income taxes for the years ended September 30 are as follows:

                                                               2001                  2000

                                                           -------------        ---------------

Deferred:
                                                                   $  0                  $   0
   Federal
                                                                      0                      0
   State
                                                           -------------        ---------------
                                                                   $  0                  $   0
Total income tax expense (benefit)
                                                           =============        ===============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2001, 2000, and 1999, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                               2001                  2000                 1999

                                           -------------         -------------        --------------
                                              $ 512,974              $573,148             $ 548,533
Accounts receivable
                                                 15,950                12,283                 9,512
Other
                                              6,890,796             7,402,625             5,860,524
Operating loss carryforwards
                                              (411,518)             (429,151)             (200,761)
Fixed assets
Accounts payable                                 56,808                82,655               104,670
                                           -------------         -------------        --------------
                                             $7,065,010            $7,641,560            $6,322,478
Available deferred tax assets
                                           =============
                                                                 =============        ==============
                                             $7,065,010            $7,641,560            $6,322,478
Valuation allowance
                                           =============         =============        ==============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                               2001                  2000                 1999

                                           --------------        --------------       --------------
                                              $(501,364)          $(1,964,344)            $ 309,318
Tax at federal statutory rate

Effect on rate of:
                                                 119,935               730,838             (66,442)
  Amortization of goodwill
                                                 105,430                20,562               50,752
  Non deductible expenses
                                                     815                   815                  815
  Life insurance premiums
                                                (24,281)             (106,953)               25,980
  State income taxes & other
                                                 299,465             1,319,082            (320,423)
  Change in valuation allowance
                                           --------------        --------------       --------------
                                                  $    0               $     0               $    0

                                           ==============        ==============       ==============

At September 30, 2001, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,

2002                  1,802,220

2003                    458,112

2005                    470,006

2006                     76,306

2010                  1,944,371

2012                    645,206
2018

                      2,908,607
2019                  4,839,897
2020                  4,494,758
2021                    984,289
                ----------------
                    $18,623,772

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

A valuation allowance of $7.0 million and $7.6 million at September 30, 2001 and 2000, respectively, remained necessary in the judgement of management because the factors noted above (i.e. forecasts) did not support the utilization of less than a full valuation allowance.

5.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                   2001                 2000
                                                                             -----------------    -----------------
Term note in the amount of $3,100,000 dated July 1, 2001, payable in monthly installments of principal and interest at a rate of prime plus 4%
(prime rate is 6.00% as of 09/30/01), maturing December 2002.                      $2,624,837           $3,451,039

Convertible subordinated debenture (to the Company's common stock at $3.20 per share) in the amount of $1,500,000, dated October 6, 1997, interest
only payable annually at the rate of 6.5%, maturing October 5, 2002.                1,500,000            1,500,000


Note payable in the amount of $1,600,000 with monthly installments of $8,889 plus interest at prime plus 6% (prime rate is 6.00 % as of
September 30, 2001), through February 1, 2009 collateralized by accounts              808,555              915,222
receivable from patients and leasehold interests and the guarantee of the
P.A.

Note payable to MainStreet Healthcare Corporation in the amount of $800,000 dated July 31, 1998, payable in monthly installments of interest
only at a rate of 10.5% maturing October 31, 2001.                                    374,109              422,859

Note payable to a financial institution in the amount of $408,000, dated April
17, 2000, payable in monthly installments of principal and interest at a rate of prime plus 1% (prime rate is 6.00% as of September 30, 2001) maturing on May 2,
2004, collateralized by common stock of the Company
owned by the President as well as a life insurance policy on the president            267,222              369,306
of the Company.


Note payable to Companion Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of
$4,546 (including 11% interest) from April 1, 1995 to March 1, 2010,                  298,635              319,102
collateralized by accounts receivable from patients.


                                                                                   2001                 2000
                                                                             -----------------    -----------------

Note payable to a financial institution in the amount of $280,000, dated March
11, 1997, with monthly installments (including interest at a variable rate of prime plus 1%) (prime rate is 6.00% as of September 30, 2001) of $3,100 from
April 1997 to February 2002, with a final payment of
all remaining principal and accrued interest due in March 2002,                       221,075              236,760
collateralized by a mortgage on one of the Company's medical facilities with a net book value of approximately $405,000.



Note payable to a financial institution in the amount of $293,991, payable in monthly installments of principal and interest at a rate of prime plus
 .5% (prime rate is 6.0% as of September 30, 2001), maturing on January 1,             167,391              199,467
2005, personally guaranteed by three former physician employees of the P.A.


Notes payable in monthly installments over three to four years at interest                  0                  522
rates ranging from 3.9% to 10.5%, collateralized by related vehicles.
                                                                             -----------------    -----------------

                                                                                    6,261,824            7,414,277
     Subtotal


                                                                                      948,446            1,538,037
Capitalized lease obligations
                                                                             -----------------    -----------------
                                                                                    7,210,270            8,952,314

                                                                                  (4,858,216)          (6,489,280)
Less, current portion
                                                                             -----------------    -----------------
                                                                                   $2,352,054           $2,463,034

                                                                             =================    =================

The MainStreet note to a financial institution has been classified as current due to payment term violations at September 30, 2001.

Aggregate maturities of notes payable and capital leases are as follows:

                          Notes Payable Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                          $4,347,329            $510,887           $4,858,216
     2002
                                             882,977             365,423            1,248,400
     2003
                                             272,674              52,995              325,669
     2004
                                             190,503               8,535              199,038
     2005
                                             179,253               5,370              184,623
     2006
                                             389,088               5,236              394,324
Thereafter
                                     ----------------    ----------------     ----------------
                                          $6,261,824            $948,446           $7,210,270

                                     ================    ================     ================

6.       Employee Benefit Plans

The Company has an employee savings plan ( the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective January 1, 1997, the Company increased its matching contribution from 50% to 75% of each employee's contribution up to a maximum of 3.75% of the employee's earnings. The Company's matching contributions were $226,656, $221,966, and $159,201 in fiscal years 2001, 2000, and 1999, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctor's Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the corporation as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching two times the employee's contribution percentage. The Company's matching contribution was $114,507, $65,112, and $49,640 in fiscal years 2001, 2000 and 1999, respectively.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2001, there were stock options outstanding under the 1984 Plan for 11,100 shares at $.25 per share, all of which were exercisable.

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

                                                                          1996
                                                                          Non-Employee            1997
       Stock Options                1984                1994                 Plan                 Non-Employee
                                    Plan                Plan                                         Plan
-----------------------------                        -----------          -----------             -----------
                                  ----------

Outstanding at 09/30/99                                 582,825
                                     11,600                                   10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/99
                                     11,600                   0                    0                       0

   Forfeited FY 99/00                 (500)            (17,500)                                            0
                                                                                   0
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/00              11,100             565,325
                                                                              10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/00           11,100
                                                              0                    0                       0

   Forfeited FY 00/01                     0                   0                    0                       0
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/01              11,100             565,325               10,000                  15,000
                                  ----------         -----------          -----------             -----------

  Exercisable at 09/30/01                 0                   0                    0                       0

The Company has not granted options under any plans during fiscal years 2001, 2000 and 1999 and there have been no shares exercised during 2001, 2000, or 1999.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------


Outstanding at 09/30/99                          0.25           2.6475                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/99                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 99/00                                0                0                     0                     0
    Exercised FY 99/00                              0                0                     0                     0
    Forfeited FY 99/00                            .25             3.04                     0                     0
                                         -------------    -------------    ------------------    ------------------
Outstanding at 09/30/00                          0.25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/00                      0.25                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

    Granted FY 00/01                                0                0                     0                     0
    Exercised FY 00/01                              0                0                     0                     0
    Forfeited FY 00/01                              0                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/01                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/01                          0                0                     0                     0
                                         -------------    -------------    ------------------    ------------------

The following table summarizes options outstanding and exercisable by price range as of September 30, 2001:


                                        Options Outstanding                          Options Exercisable
-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                 11,100      2.25 years                $.25                 0            $.25
$0.00 to $  .99
                                154,650      6.67 years                1.94                 0             N/A
$1.00 to $1.99
                                288,675      3.72 years                2.56                 0             N/A
$2.00 to $2.99
                                104,000      3.65 years                3.35                 0             N/A
$3.00 to $3.99
                                 43,000      1.68 years                4.28                 0             N/A
$4.00 to $4.99
                                                                                                  ------------
                         ---------------                                        --------------
                                601,425                                                     0

                         ===============                                        ==============


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

                          Fiscal Year Ended September 30
          --------------------------------------------------------
                                                       2001               2000                  1999

                                                   -------------    ------------------    -----------------


                                                   $(1,474,601)          $(6,102,481)             $909,758
Net income (loss)  - as reported
                                                    (1,474,601)           (6,147,481)              774,143
Net income (loss) - pro forma

Basic and diluted earnings (loss) per                     (.15)                 (.63)                  .11
    share - as reported

Basic and diluted earnings (loss) per                     (.15)                 (.64)                  .09
    share - pro forma
                                                      9,650,515             9,650,515            8,536,720
Basic weighted average number of shares
Diluted weighted average number of shares             9,653,554             9,656,563            8,543,515


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               Zero
Expected Dividend Yield
                                               35.77%
Expected Stock Price Volatility
                                           5.45% to 6.75%
Risk-free Interest Rate
                                               1 - 5 years
Expected Life of Options


During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. Two hundred fifty thousand (250,000) warrants were issued during the year ended September 30, 1997 and cancelled during the year ended September 30, 1998, in connection with consulting and financial analysis services to be rendered (i.e., financial analyst report, etc.). During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued in fiscal years ended September 30, 2000 or September 30, 2001.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2001, 2000 and 1999:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------

Outstanding at 09/30/98                     90,000

Activity during FY 98/99:
     Issued at $0.7188                      10,000            $0.7188         10/06/98           10/05/01
     Issued at $1.00                       150,000               1.00         03/03/99           10/05/04
     Exercised                                   0               5.00         10/09/96           09/16/99
     Expired                              (25,000)               3.12         10/09/96           09/16/99
                                     --------------
Outstanding at 09/30/99                    225,000

Activity during FY 99/00:
     Exercised                                   0
     Expired                                     0
                                     --------------
Outstanding at 09/30/00                    225,000

Activity during FY 00/01:
     Exercised                                   0
     Expired                              (75,000)             2.5625         09/30/01           09/30/01
                                     --------------
Outstanding at 09/30/01                    150,000
                                     ==============


8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2001, are as follows:

                                                                           Operating
                                                                             Leases
                                                                        ----------------

                                 Year ending September 30:
                                                                            $ 2,640,802
                                   2002
                                                                              2,397,046
                                   2003
                                                                              2,341,840
                                   2004
                                   2005                                       2,316,212
                                   2006                                       2,357,982
                                                                             14,451,372
                                    Thereafter
                                                                        ----------------
                                                                            $26,505,254
                                 Total minimum lease payments
                                                                        ================


Total rental expense under operating leases for fiscal 2001, 2000, and 1999 was approximately $2,907,963, $2,708,000, and $2,510,000, respectively.

9.       Related Party Transactions

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina
-----------------------------------------------------------------------------

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2001, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 27% of the Company's outstanding common stock.

Facility Leases

At September 30, 2001, UCI-SC leases one medical center facility from CHC under an operating lease with a fifteen-year term expiring in 2008. This lease has a five year renewal option, and a rent guarantee by the South Carolina P.A. Total lease payments made by UCI-SC under this lease during the Company's fiscal years ended September 30, 2001, 2000, and 1999 were $64,968 each year.

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2001, 2000 and 1999 were $153,600, $153,600, and $103,200, respectively.

One medical facility operated by UCI-SC is or was leased from physician employees of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2001, 2000, and 1999 were $49,250, $49,250, and $205,981, respectively.

Other Transactions with Related Parties

At September 30, 2001, BCBS and its subsidiaries control 2,624,623 shares, or approximately 27% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2001 is $546,000.

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

During fiscal year 2001, 2000, and 1999, the Company paid BCBS and its subsidiaries $110,295, $170,517, and $208,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 29%, 26%, and 18% of the Company's total revenues for fiscal years 2001, 2000, and 1999.

10.  Income (Loss)  Per Share

The calculation of basic income (loss) per share is based on the weighted average number of shares outstanding (9,650,515 in fiscal 2001, 9,650,515 in fiscal 2000, and 8,536,720 in fiscal 1999). Fully diluted weighted average common shares outstanding during fiscal year 2001 were 9,653,728. Warrants and options to purchase 751,425 shares, 826,425 shares, and 903,050 shares of common stock were excluded from the calculation at September 30, 2001, September 30, 2000 and September 30, 1999, respectively, because of their antidilutive effect.

11.      Concentration of Credit Risk

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 6% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

12.      Commitments and Contingencies

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2001, and management intends to vigorously defend the Company in such matters. As of September 30, 2001, a default judgment in the approximate amount of $233,000 had been rendered against the Company for supplies and services that the plaintiff claims had not been paid by the Company. The Company's accrued expenses include an adequate reserve for the payable should the Company lose in its defenses. While the ultimate results cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

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

13.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of $1,447,045, $1,682,329, and $1,374,364, in the years ended September 30, 2001, 2000, and 1999, respectively. The Company made no income tax payments in the years ended September 30, 2001, 2000, and 1999, respectively.

Supplemental Non-Cash Financing Activities

Capital lease obligations of $0, 0, and $255,862, were incurred in fiscal 2001, 2000, and 1999.

14.      Realignment and Impairment Charges

At September 30, 2001, three centers were deemed to have impaired goodwill. One center in the Columbia region and one center in the Greenville-Spartanburg region had decreased profitability during fiscal year 2001 due to changes in the assigned physicians. Even though management has made changes to the staffing and marketing focus on these two centers and now believes they are on the track to meeting goals and profitability in the next few months, the goodwill was considered impaired and was written off at September 30, 2001. Additionally, as of September 30, 2001, a decision had been made to combine the two Knoxville locations into one and, therefore, the goodwill associated with the closed location was deemed to be impaired and, therefore, was written off. The combined impairment charge for all three locations was approximately $753,000.

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

Additionally, the Company has incurred and expects to incur additional costs associated with the decision to close the Atlanta centers. These costs relate primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Severance costs of $185,000 and lease obligations, net of estimated sub-lease income, of $376,000 are included in the line item Realignment and Impairment Charges. At September 30, 2000, $242,000 remains accrued and unpaid relating to these lease obligations. All severance has been paid as of September 30, 2001.

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

      Estimated lease and severance obligations at September 30, 1997               $    0
           Accrued lease obligations during fiscal year 1998                       599,975
                                                                             --------------
      Balance at September 30, 1998                                                599,975
           Lease payments                                                        (108,381)
           Change in estimated lease obligations                                 (329,094)
                                                                             --------------
      Balance at September 30, 1999                                                162,500
           Lease payments on 1998 estimate                                        (48,000)
           Change in estimated lease obligations from fiscal year 1998              29,500
           Change in accrued lease obligations from fiscal year 1998             (290,000)
           Accrued lease obligations during fiscal year 2000                       376,000
           Accrued severance obligations during fiscal year 2000                   185,000
           Severance payments                                                    (185,000)
           Lease payments on 2000 estimate                                       (134,000)
                                                                             --------------
      Balance at September 30, 2001                                                $96,000
                                                                             ==============

At the time management decides to close a center, management records an accrual for the remaining estimated net lease obligations that will be incurred by the Company. The accrual represents management's best estimate of the likely events that could occur, which include estimates for lease termination, fees, or estimated sub rental income. The estimate is based upon an assessment of the market conditions at the specific center, the estimated sub rental revenues, and the past experience of the Company. The Company reviews the net lease obligations quarterly and revises estimates as additional facts and circumstances require adjustment. The Company has accrued at September 30, 2001 an estimate of $96,000 for net lease obligations, as discussed above.

A schedule of total obligations without consideration of management's estimates for early terminations and sublease rentals not subject to long-term commitments is as follows at September 30, 2001:

                                                              Lease
                                                           Obligations
                                                          --------------

                                            2002                 48,000
                                            2003                 48,000
                                            2004                 48,000
                                            2005                 48,000
                                            2006                 48,000
                                      2007 and beyond           300,000

15.      Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan of reorganization to be filed with the Bankruptcy Court. In connection with the development of a plan or plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan of reorganization. There can be no assurance as to what value, if any, will be ascribed to the Company's common stock in the bankruptcy proceedings.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                      Title                                    Date
                   ---------                                      -----
/S/ M.F. MCFARLAND, III, M.D.                     President, Chief Executive Officer     February 6, 2002
------------------------------
M.F. McFarland, III, M.D.                         and Chairman of the Board




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                      Title                       Date

 /S/ M.F. MCFARLAND, III, M.D.                    President, Chief Executive Officer     February 6, 2002
-------------------------------
M.F. McFarland, III, M.D.                         and Chairman of the Board

 /S/ JERRY F. WELLS, JR.                          Executive Vice President of Finance    February 6, 2002
-------------------------------------
Jerry F. Wells, Jr.                               and Chief Financial Officer
                                                                                         February 6, 2002
 /S/ A. WAYNE JOHNSON                             Director
-----------------------
A. Wayne Johnson
                                                                                         February 6,2002
 /S/ HAROLD H. ADAMS, JR.                         Director
--------------------------------
Harold H. Adams, Jr.
                                                                                         February 6, 2002
 /S/ CHARLES M. POTOK                             Director
---------------------------------
Charles M. Potok
                                                                                         February 6, 2002
 /S/ THOMAS G. FAULDS                             Director
--------------------------------
Thomas G. Faulds
                                                                                         February 6, 2002
 /S/ ASHBY JORDAN, M.D.                           Director
------------------------------
Ashby Jordan, M.D.
                                                                                         February 6, 2002
 /S/ JOHN M. LITTLE, Jr., M.D.                    Director
------------------------------
John M. Little, Jr., M.D.

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

