Form 10-Q
period 2001-12-31
UCI MEDICAL AFFILIATES INC
filed 2002-02-14
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      December 31, 2001
                                    ----------------------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:                                to
                                    --------------------------    ----------

Commission file number:                                       0-13265
                                    ----------------------------------------

                     UCI MEDICAL AFFILIATES, INC.
                    -----------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                               59-2225346
------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
  or organization)

                    4416 Forest Drive, Columbia, SC 29206
                    --------------------------------------
                  (Address of principal executive offices)

                              (803) 782-4278
                           (Issuer's telephone number)


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

       9,650,515 shares of $.05 common stock outstanding at December 31, 2001


Transitional Small Business Disclosure Format (check one): ( )Yes ( X ) No

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2001
                           and September 30, 2001                                                          3

                           Condensed Consolidated Statements of Operations for the quarters
                           ended December 31, 2001 and December 31, 2000                                   4

                           Condensed Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 2001 and December 31, 2000                                   5

                           Notes to Condensed Consolidated Financial Statements           6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            9 -  13

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    14

PART II           OTHER INFORMATION

                  Items 1-6                                                                      15 - 16


SIGNATURES                                                                                              17


                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       December 31, 2001       September 30,
                                                                                                    2001
                                                                       -------------------    -----------------
                                                                           (unaudited)              (audited)
Assets
Current assets
   Cash and cash equivalents                                                    $ 368,858            $  99,429
   Accounts receivable, less allowance for doubtful accounts
       of $1,465,584 and $1,386,416                                             6,387,834            6,296,586
   Inventory                                                                      360,560              360,560
   Prepaid expenses and other current assets                                      471,869              833,732
                                                                       -------------------    -----------------
Total current assets                                                            7,589,121            7,590,307

Property and equipment less accumulated depreciation of
   $7,391,167 and $7,128,248                                                    3,760,228            3,977,014
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                        3,391,942            3,391,942
Other assets                                                                       34,576               23,951
                                                                       -------------------    -----------------
Total Assets                                                                  $14,775,867          $14,983,214
                                                                       ===================    =================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                               $ 423,722            $ 733,094
   Current portion of long-term debt                                            5,105,905            4,858,216
   Accounts payable                                                             2,808,034            2,801,450
   Accrued salaries and payroll taxes                                           4,057,013            3,651,068
   Other accrued liabilities                                                    1,642,690            1,790,931
                                                                       -------------------    -----------------
Total current liabilities                                                      14,037,364           13,834,759

Long-term debt, net of current portion                                          1,744,070            2,352,054
                                                                       -------------------    -----------------
Total Liabilities                                                              15,781,434           16,186,813
                                                                       -------------------    -----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                       0                    0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526              482,526
   Paid-in capital                                                             21,723,628           21,723,628
   Accumulated deficit                                                       (23,211,721)         (23,409,753)
                                                                       -------------------    -----------------
Total Stockholders' Equity (Deficit)                                          (1,005,567)          (1,203,599)
                                                                       -------------------    -----------------

Total Liabilities and Stockholders' Equity                                    $14,775,867          $14,983,214
                                                                       ===================    =================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                Three Months Ended December 31,
                                                                     2001                    2000
                                                              --------------------     ------------------

Revenues                                                               $9,230,506             $9,441,662
Operating costs                                                         8,550,911              8,622,349
                                                              --------------------     ------------------
Operating margin                                                          679,595                819,313

General and administrative expenses                                        17,000                  9,658
Depreciation and amortization                                             262,919                380,038
                                                              --------------------     ------------------
Income (loss) from operations                                             399,676                429,617

Other income (expense)
   Interest expense, net of interest income                             (201,644)              (361,566)

Income before benefit (provision ) for income taxes                       198,032                 68,051
Benefit (provision )for income taxes                                            0                      0
                                                              --------------------     ------------------

Net income                                                              $ 198,032              $  68,051
                                                                                       ==================
                                                              ====================

Basic earnings per share                                                 $    .02               $    .01
                                                              ====================     ==================

Basic weighted average common shares outstanding                        9,650,515              9,650,515
                                                              ====================     ==================

Diluted earnings per share                                               $    .02               $    .01
                                                              ====================     ==================

Diluted weighted average common shares outstanding                      9,652,811              9,657,675
                                                              ====================     ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                 Three Months Ended December 31,
                                                                       2001                  2000
                                                                 ------------------    -----------------
Operating activities:
Net income (loss)                                                        $ 198,032            $  68,051
Adjustments to reconcile net income (loss) to net
   cash provided by  (used-in) operating activities:
      Provision for losses on accounts receivable                          463,107              371,750
      Depreciation and amortization                                        262,919              380,037
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (554,355)            (932,874)
   (Increase) decrease in inventory                                              0                    0
   (Increase) decrease in prepaid expenses and other
      current assets                                                       361,863            (109,387)
   Increase (decrease) in accounts payable and accrued
      expenses                                                             264,288              424,351
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) operating activities                            995,854              201,928
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                       (46,133)            (150,614)
(Increase) decrease in other assets                                       (10,625)                    0
                                                                                       -----------------
                                                                 ------------------

Cash provided by (used in) investing activities                           (56,758)            (150,614)
                                                                 ------------------    -----------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (297,792)              216,316
Increase (decrease) in book overdraft                                    (309,372)                2,564
Payments on long-term debt                                                (62,503)            (227,985)
                                                                 ------------------    -----------------

Cash provided by (used in) financing activities                          (669,667)              (9,105)
                                                                 ------------------    -----------------

Increase (decrease) in cash and cash equivalents                           269,429               42,209
Cash and cash equivalents at beginning of period                            99,429              302,927
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 368,858            $ 345,136
                                                                 ==================    =================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Significant estimates are discussed in the footnotes, as applicable, of the Form 10-K for the year ended September 30, 2001.

The inventory of medical supplies and drugs is carried at the lower of average cost (first in, first out) or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

The Company operates as one segment.

Goodwill and Other Intangible Assets

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first quarter of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to ten years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of December 31, 2001 and 2000, the P.A.'s employed 109 and 106 medical providers, respectively.

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

Results of Operations

UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers (the "Centers"), 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctorss.s Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, and five as Progressive Physical Therapy Services in South Carolina and one as Progressive Physical Therapy Services in Knoxville, Tennessee).

Revenues of $9,231,000 for the quarter ended December 31, 2001 reflect a decrease of $211,000 or 2% from those of the quarter ended December 31, 2000. This small decrease is believed to be temporary in nature and related to the overall slowing economy.

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

Patient encounters decreased to approximately 109,000 in the first quarter of fiscal year 2002 from 119,000 in the first quarter of fiscal year 2001.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 14,000 lives at December 31, 2001. As of December 31, 2001, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

Sustained revenues in fiscal years 2002 and 2001 also reflect the Company's continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 21% of the Company's total revenues were derived from these occupational medicine services in both 2002 and 2001.

The following table breaks out the Company's revenue and patient visits by revenue source for the first quarter of fiscal years 2002 and 2001.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2002         2001           2002        2001
                                                            ------------ -----------    ------------ ----------
                                                                16           17             14          16
        Patient Pay
                                                                10           11              6           7
        Employer Paid
                                                                 8           12              8          14
        HMO
                                                                10           7              15          15
        Workers Compensation
                                                                12           9               9           6
        Medicare/Medicaid
                                                                41           38             43          33
        Managed Care Insurance
                                                                 3           6               5           9
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $680,000 was earned during the first quarter of fiscal 2002 as compared to an operating margin of $819,000 for the first quarter of fiscal 2001.

Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue. The decline is also the result of the overall slump of the economy, which has had an effect on patient visits.

Depreciation and amortization expense decreased to $263,000 in the first quarter of fiscal 2002, down from $380,000 in the first quarter of fiscal 2001. This decrease reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Interest expense decreased from $380,000 in the first quarter of fiscal 2001 to $263,000 in the first quarter of fiscal 2002 primarily as a result of the lower interest rates in the first quarter of fiscal year 2002 and the overall reduction in long-term debt.

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first quarter of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

Financial Condition at December 31, 2001

Cash and cash equivalents increased by $270,000 during the quarter ended December 31, 2001 mainly as a result of continuing profitability.

Accounts receivable increased by $91,000 during the quarter and is a temporary increase that reversed in January 2002 and is related to the timing of the keying of remittances from insurance carriers.

Long-term debt decreased from $7,210,000 at September 30, 2001 to $6,850,000 at December 31, 2001. Regular principal pay-downs of approximately $361,000 were made during the quarter. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

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

As of December 31, 2001, the Company had no material commitments for capital expenditures or for acquisition or start-ups.

Operating activities produced $996,000 of cash during the first quarter of fiscal year 2002, compared with $202,000 during the first quarter of fiscal year 2001.

Investing activities used $57,000 in the first quarter of fiscal year 2002 as compared to $151,000 in the first quarter of fiscal year 2001 in cash to purchase needed equipment for its operating sites.

Financing activities utilized $670,000 in cash during the quarter for debt reduction.

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

Approximately $2,200,000 of the Company's debt at December 31, 2001 was subject to fixed interest rates and principal payments. Approximately $4,900,000 of the Company's debt at December 31, 2001 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2001, the Company's interest expense on an annualized basis would increase approximately $49,000 for each increase of one percent in the prime rate.

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


Item 4            Submission of Matters to a Vote of Security Holders

                  This item is not applicable.


Item 5            Other Information

                  This item is not applicable.


Item 6            Exhibits and Reports on Form 8-K

(a)      Exhibits.  This item is not applicable.
-----------------

                  (b)   Reports on Form 8-K.
                        -------------------

                  The Company filed a Form 8-K on November 9, 2001 to report that the Company had filed, on November 2, 2001, voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina. The Bankruptcy Court assumed jurisdiction over the Company on November 2, 2001, and the existing officers and directors have been left in possession of the respective bankruptcy estates subject to the supervision and orders of the Bankruptcy Court.

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


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ M.F. McFarland, III, M.D.           /s/ Jerry F. Wells, Jr.
-----------------------------           -----------------------------------
Marion F. McFarland, III, M.D.          Jerry F. Wells, Jr.
President, Chief Executive Officer,     Executive Vice President of Finance,
and Chairman of the Board               Chief Financial Officer and
                                        Principal Accounting Officer



Date:  February 14, 2002