Form 10-Q
period 2002-03-31
UCI MEDICAL AFFILIATES INC
filed 2002-05-14
CIK 737561

17
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 2002

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

                             (803) 782-4278
          (Registrant's telephone number including area code)

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

       9,650,515 shares of $.05 common stock outstanding at March 31, 2002

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets (Debtor-In-Possession) -
                            March 31, 2002 and September 30, 2001                                    3

                           Condensed Consolidated Statements of Operations (Debtor-In-Possession)
                           for the quarters and the six months ending March 31, 2002 and
                           March 31, 2001                                                            4

                           Condensed Consolidated Statements of Cash Flows (Debtor-In-Possession)
                           for the six months ending March 31, 2002 and March 31, 2001               5

              Notes to Condensed Consolidated Financial Statements
                           (Debtor-In-Possession)                                                    6-8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       9-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                  14


PART II           OTHER INFORMATION

                  Items 1-6                                                                         15-16


SIGNATURES                                                                                             17


                          UCI MEDICAL AFFILIATES, INC.
                             (Debtor-In-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                       March 31, 2002       September 30, 2001
                                                                     -------------------    -----------------------
                                                                          (unaudited)
Assets
Current assets
   Cash and cash equivalents                                                  $  63,865                  $  99,429
   Accounts receivable, less allowance for doubtful accounts
       of approximately $1,528,270 and $1,386,416                             6,285,844                  6,296,586
   Inventory                                                                    360,560                    360,560
   Prepaid expenses and other current assets                                    579,897                    833,732
                                                                     -------------------    -----------------------
Total current assets                                                          7,290,166                  7,590,307
Property and equipment, less accumulated depreciation of
   $7,649,240 and $7,128,248                                                  3,605,243                  3,977,014
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                      3,391,942                  3,391,942
Other assets                                                                     55,174                     23,951
                                                                     -------------------    -----------------------
Total Assets                                                               $ 14,342,525                $14,983,214
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                             $  44,115                  $ 733,094
   Current portion of long-term debt                                          5,035,002                  4,858,216
   Accounts payable                                                           2,705,498                  2,801,450
   Accrued salaries and payroll taxes                                         4,397,189                  3,651,068
   Other accrued liabilities                                                  1,110,303                  1,790,931
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                    13,292,107                 13,834,759

Long-term debt, net of current portion                                        1,712,421                  2,352,054
                                                                     -------------------    -----------------------
Total Liabilities                                                            15,004,528                 16,186,813
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                     0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                    482,526                    482,526
   Paid-in capital                                                           21,723,628                 21,723,628
   Accumulated deficit                                                     (22,868,157)               (23,409,753)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                    (662,003)                (1,203,599)
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                  $14,342,525                $14,983,214
                                                                     ===================    =======================


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                            UCI MEDICAL AFFILIATES, INC.
                               (Debtor-In-Possession)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                     -----------------------------------    -------------------------------------
                                                          2002                2001               2002                 2001
                                                     ----------------    ---------------    ---------------      ----------------

Revenues                                                 $ 9,749,507        $10,070,974       $ 18,980,013           $19,512,636
Operating costs                                            8,943,279          8,946,422         17,494,190            17,568,771
                                                     ----------------    ---------------    ---------------      ----------------
Operating margin (deficit)                                   806,228          1,124,552          1,485,823             1,943,865

General and administrative expenses                           11,000             16,620             28,000                26,278
Impairment of goodwill                                             0                  0                  0                     0
Depreciation and amortization                                258,073            383,317            520,992               763,355
                                                     ----------------    ---------------    ---------------      ----------------
Income (loss) from operations                                537,155            724,615            936,831             1,154,232
                                                     ----------------    ---------------    ---------------      ----------------

Other income (expense)
   Interest expense, net of interest income                (193,591)          (434,718)          (395,235)             (796,284)
                                                     ----------------    ---------------    ---------------      ----------------
Other income (expense)                                     (193,591)          (434,718)          (395,235)             (796,284)
                                                     ----------------    ---------------    ---------------      ----------------

Income (loss) before benefit (provision )for
   income taxes                                              343,564            289,897            541,596               357,948
Benefit (provision )for income taxes                               0                  0                  0                     0
                                                     ----------------    ---------------    ---------------      ----------------

Net income (loss)                                          $ 343,564          $ 289,897          $ 541,596             $ 357,948
                                                                         ===============    ===============      ================
                                                     ================

Basic earnings (loss) per share                             $    .04           $    .03           $    .06              $    .04
                                                     ================    ===============    ===============      ================

Basic weighted average common shares
   outstanding                                             9,650,515          9,650,515          9,650,515             9,650,515
                                                     ================    ===============

Diluted earnings (loss) per share                           $    .04           $    .03           $    .06              $    .04
                                                     ================    ===============

Diluted weighted average common shares
===================================================        9,654,412          9,653,503     ==============       ===============
  outstanding                                                                                    9,655,036             9,654,178
                                                     ================    ===============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                                         (Debtor-In-Possession)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2002                  2001
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                        $ 541,596            $  357,948
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Provision for losses on accounts receivable                          857,708               767,013
      Depreciation and amortization                                        520,992               763,355
      Impairment of goodwill                                                     0                     0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (846,966)               252,482
   (Increase) decrease in prepaid expenses and other
      current assets                                                       253,835             (239,665)
   Increase (decrease) in accounts payable and accrued
      expenses                                                            (30,459)             (817,421)
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) operating activities                          1,296,706             1,083,712
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (149,221)             (288,636)
(Increase) decrease in other assets                                       (31,223)                 1,114
                                                                                       ------------------
                                                                 ------------------

Cash provided by (used in) investing activities                          (180,444)             (287,522)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (350,774)              (60,104)
Increase (decrease) in book overdraft                                    (688,979)             (232,028)
Payments on long-term debt                                               (112,073)             (441,675)
                                                                 ------------------    ------------------

Cash provided by (used in) financing activities                        (1,151,826)             (733,807)
                                                                 ------------------    ------------------

Increase (decrease) in cash and cash equivalents                          (35,564)                62,383
Cash and cash equivalents at beginning of period                            99,429               302,927
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $  63,865            $  365,310
                                                                 ==================    ==================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                             (Debtor-In-Possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license.

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first and second quarters of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

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

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through plans of reorganization filed with the Bankruptcy Court on May 6, 2002 (the "Plan"). In connection with the development of the plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors. As of this date, an order confirming the plans of reorganization has not been entered by the court.

At March 31, 2002, liabilities subject to compromise totaled approximately $2.3 million. The Plan calls for all pre-petition liabilities to be paid at 100% of the total amounts, except a convertible debenture totaling approximately $1.5 million, as discussed below. Accordingly, management has elected not to reclassify the balance sheets as illustrated by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," because the reclassification of the balance sheet would not be meaningful.

Had the Company not filed Chapter 11, interest expense would have been $406,000 and $601,000, for quarter ending March 31, 2002 and six-month period ending March 31, 2002, respectively.

The difference is attributed to three note payables: FPA Convertible Debenture, Family Medicine Centers of SC, and MainStreet Healthcare, all of which have stated contractual interest. All of the aforementioned are included in the Company's reorganization plans. Family Medicine and MainStreet Healthcare are to be paid back at 100%. The Company is expecting to be released from the FPA debt, as FPA no longer is in existence.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of the plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the Company's common stock in the bankruptcy proceedings.

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

The consolidated financial statements of the Company include the accounts of UCI, UCI-SC, UCI-GA and the P.A. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company.

The P.A. enters into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of March 31, 2002 and 2001, the P.A. employed 111 and 121 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

The Company does not allocate all indirect costs incurred at the corporate offices to the Centers (defined below) on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for the Company as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets, and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

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

Results of Operations
For the Three Months Ended March 31, 2002 as Compared to the
Three Months Ended March 31, 2001


UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers (the "Centers"), 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, five as Progressive Physical Therapy Services in South Carolina and one as Progressive Physical Therapy Services in Knoxville, Tennessee).

Revenues of $9,750,000 for the quarter ended March 31, 2002 reflect a decrease of $321,000 or 3% from those of the quarter ended March 31, 2001.

This decrease in revenue is believed to be the result in an overall slowing in the economy in the communities in which the Company operates. A slow down in the economy offsets the Company's occupational medicine lines of business by reducing the number of pre-employment physicals and worker compensation injuries as the economy hires fewer employees. Patient encounters decreased to approximately 113,000 in the second quarter of fiscal year 2002 from 121,000 in the second quarter of fiscal year 2001.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 14,000 lives at March 31, 2002. As of March 31, 2002, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

Sustained revenues in the South Carolina and Tennessee centers in fiscal years 2002 and 2001 also reflect the Company's heightened focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" on the table below). Focused marketing materials, including quarterly newsletters for employers, were developed to spotlight the Company's services for industry. Approximately 21% of the Company's total revenues were derived from these occupational medicine services in both 2002 and 2001.

The following table breaks out the Company's revenue and patient visits by revenue source for the second quarter of fiscal years 2002 and 2001.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2002         2001           2002        2001
                                                            ------------ -----------    ------------ ----------
                                                                15           17             14          16
        Patient Pay
                                                                11           11              6           7
        Employer Paid
                                                                 9           13              9          10
        HMO
                                                                10           7              15          14
        Workers Compensation
                                                                10           8               8           6
        Medicare/Medicaid
                                                                42           39             44          40
        Managed Care Insurance
                                                                 3           5               4           7
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $806,000 was earned during the second quarter of fiscal 2002 as compared to $1,125,000 for the second quarter of fiscal 2001.

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

Depreciation and amortization expense decreased to $258,000 in the second quarter of fiscal 2002, down from $383,000 in the second quarter of fiscal 2001. This decrease reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Interest expense decreased from $435,000 in the second quarter of fiscal 2001 to $194,000 in the second quarter of fiscal 2002 primarily as a result of the lower interest rates in the second quarter of fiscal year 2002 and the overall reduction in long-term debt.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's plans include the following, although it is not possible to predict the ultimate outcome of the Company's efforts.

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first and second quarters of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

For the Six Months Ended March 31, 2002 as Compared to the
Six Months Ended March 31, 2001

Revenues of $18,980,000 reflect a decrease of 3% from the same period in fiscal year 2001 and are attributable to the overall economic downturn in the community in which the Company operates. Patient encounters decreased to 222,000 for the six months ended March 31, 2002 from 240,000 for the six months ended March 31, 2001.

The following table breaks out the Company's revenue and patient visits by revenue source for the six months ended March 31, 2002 and March 31, 2001.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2002         2001           2002        2001
                                                            ------------ -----------    ------------ ----------
                                                                16           17             14          16
        Patient Pay
                                                                10           11              6           7
        Employer Paid
                                                                 9           13              9          10
        HMO
                                                                10           7              15          14
        Workers Compensation
                                                                11           8               8           6
        Medicare/Medicaid
                                                                41           39             44          40
        Managed Care Insurance
                                                                 3           5               4           7
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $1,486,000 was earned during the six months ended March 31, 2002 as compared to an operating margin of $1,944,000 for the six months ended March 31, 2001.

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

Depreciation and amortization expense decreased to $521,000 in the first six months of fiscal 2002, down from $763,000 in the first six months of fiscal 2001. This decrease reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Interest expense decreased from $796,000 in the first six months of fiscal 2001 to $395,000 in the first six months of fiscal 2002 primarily as a result of the lower interest rates in the first quarter of fiscal year 2002 and the overall reduction in long-term debt.

Income tax expense is zero due to the utilization of NOL's accumulated in prior years.

Financial Condition at March 31, 2002

Cash and cash equivalents decreased by $35,000 during the six months ended March 31, 2002 mainly as a result of the timing of cash payments to vendors and salary payments.

Accounts receivable remained about constant during the six months ended March 31, 2002.

Long-term debt decreased from $7,210,000 at September 30, 2001 to $6,747,000 at March 31, 2002 due to regular principal pay-downs of approximately $463,000. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

Liquidity and Capital Resources

The Company requires capital for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (primarily bank debt), and credit extended by suppliers.

As of March 31, 2002, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

Operating activities produced $1,297,000 of cash during the six months ended March 31, 2002, compared with $1,084,000 during the same period in the prior fiscal year.

Investing activities used only $180,000 in cash during the six months ended March 31, 2002 to purchase needed equipment to operate existing centers.

Financing activities utilized $1,152,000 in cash during the six-month period primarily for debt reduction.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel; demand for our services; technological changes; the ability to increase market share; unanticipated regulatory or judicial proceedings; the impact on our business, as well as on the risks set forth above; of various domestic or international military or terrorist activities or conflicts; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

Approximately $2,200,000 of the Company's debt at March 31, 2002 was subject to fixed interest rates and principal payments. Approximately $5,010,000 of the Company's debt at March 31, 2002 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2002, the Company's interest expense on an annualized basis would increase approximately $50,000 for each increase of one percent in the prime rate.

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

                  The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through the plans of reorganization filed with the Bankruptcy Court on May 6, 2002. In connection with the development of the plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors. As of this date, an order confirming the plans of reorganization has not been entered by the court.

                  Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of the plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the Company's common stock in the bankruptcy proceedings.

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




Date:  May 14, 2002