Form 10-Q
period 2002-06-30
UCI MEDICAL AFFILIATES INC
filed 2002-08-07
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended:                      June 30, 2002
                                    -------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT

For the transition period from:                                to
                                    ------------            --------------

Commission file number:                              0-13265
                                    ----------------------------

                         UCI MEDICAL AFFILIATES, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                               59-2225346
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

       9,650,515 shares of $.05 common stock outstanding at August 1, 2002

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 2002
                           and September 30, 2001                                                        3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the nine months ended June 30, 2002 and June 30, 2001                         4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ended June 30, 2002 and June 30, 2001                                         5

                           Notes to Condensed Consolidated Financial Statements                       6 -  9

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       10 - 14

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                     15


PART II           OTHER INFORMATION

                  Items 1-6                                                                          16 - 17


SIGNATURES                                                                                                18

                          UCI Medical Affiliates, Inc.
                             (Debtor-In-Possession)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                  June 30, 2002            September 30, 2001
                                                                  --------------------     ----------------------

Assets
Current assets
   Cash and cash equivalents                                               $  162,815                  $  99,429
   Accounts receivable, less allowance for doubtful accounts
       of $1,655,110 and $1,386,416                                         6,389,393                  6,296,586
   Inventory                                                                  360,560                    360,560
   Prepaid expenses and other current assets                                  552,858                    833,732
                                                                  --------------------     ----------------------
Total current assets                                                        7,465,626                  7,590,307

Property and equipment, less accumulated depreciation of
   $7,904,455 and $7,128,248                                                3,637,335                  3,977,014
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                    3,391,942                  3,391,942
Other assets                                                                   55,174                     23,951
                                                                  --------------------     ----------------------
Total Assets                                                             $ 14,550,077               $ 14,983,214
                                                                  ====================     ======================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                            $      0                 $  733,094
   Current portion of long-term debt                                        5,014,773                  4,858,216
   Accounts payable                                                         2,658,126                  2,801,450
   Accrued salaries and payroll taxes                                       4,264,475                  3,651,068
   Other accrued liabilities                                                1,470,572                  1,790,931
                                                                  --------------------     ----------------------
Total current liabilities                                                  13,407,946                 13,834,759

Long-term debt, net of current portion                                      1,654,395                  2,352,054
                                                                  --------------------     ----------------------
Total Liabilities                                                          15,062,341                 16,186,813
                                                                  --------------------     ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                   0                          0
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                  482,526                    482,526
   Paid-in capital                                                         21,723,628                 21,723,628
   Accumulated deficit                                                   (22,718,418)               (23,409,753)
                                                                  --------------------     ----------------------
Total Stockholders' Equity                                                  (512,264)                (1,203,599)
                                                                  --------------------     ----------------------
Total Liabilities and Stockholders' Equity                               $ 14,550,077                $14,983,214
                                                                  ====================     ======================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2002                2001                2002               2001
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                $ 9,823,464         $9,409,100        $ 28,803,478        $28,921,736
Operating costs                                           9,176,050          8,705,327          26,670,242         26,274,099
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                            647,414            703,773           2,133,236          2,647,637

General and administrative expenses                          17,335             12,015              45,335             38,293
Realignment and other expenses                                    0                  0                   0                  0
Impairment of goodwill                                            0                  0                   0                  0
Depreciation and amortization                               255,215            391,252             776,207          1,154,606
                                                   -----------------    ---------------     ---------------    ---------------
Income (loss) from operations                               374,864            300,506           1,311,694          1,454,738

Other expense
   Interest expense, net of interest income               (225,124)          (370,593)           (620,359)        (1,166,877)
   Loss on disposal of equipment                                  0                  0                   0                  0
                                                   -----------------    ---------------     ---------------    ---------------
Other expense                                             (225,124)          (370,593)           (620,359)        (1,166,877)

Income (loss) before benefit (provision) for
   income taxes                                             149,740           (70,087)             691,335            287,861
Benefit (provision) for income taxes                              0                  0                   0                  0
                                                   -----------------    ---------------     ---------------    ---------------

Net income (loss)                                         $ 149,740         $ (70,087)           $ 691,335          $ 287,861
                                                                        ===============     ===============    ===============
                                                   =================

Basic earnings (loss) per share                            $    .02          $   (.01)            $    .07           $    .03
                                                   =================    ===============     ===============    ===============

Basic weighted average common shares
  outstanding                                             9,650,515          9,650,515           9,650,515          9,650,515
                                                   =================    ===============     ===============    ===============

Diluted earnings (loss) per share                          $    .02          $   (.01)            $    .07           $    .03
                                                   =================    ===============     ===============    ===============

Diluted weighted average common shares
  Outstanding                                             9,650,683          9,650,515           9,649,353          9,653,778
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

                          UCI Medical Affiliates, Inc.
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Nine Months Ended June 30,
                                                                 ----------------------------------------
                                                                       2002                  2001
                                                                 ------------------    ------------------
Operating activities:
Net income (loss)                                                       $  691,335             $ 287,861
Adjustments to reconcile net income (loss) to net
   cash provided by  (used in) operating activities:
      Provision for losses on accounts receivable                        1,267,290             1,134,449
      Depreciation and amortization                                        776,207             1,154,606
      Impairment of goodwill                                                     0                     0
Changes in operating assets and liabilities:
   Accounts receivable                                                 (1,360,097)             (243,301)
   Inventories                                                                   0                     0
   Prepaid expenses and other current assets                               280,874                91,063
   Accounts payable and accrued expenses                                   149,724           (1,344,266)
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,805,333             1,080,412
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (436,528)             (595,241)
Disposals of property and equipment                                              0                     0
Acquisitions of goodwill                                                         0                     0
(Increase) decrease in other assets                                       (31,223)                18,760
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                        (467,751)             (576,481)
                                                                 ------------------    ------------------

Financing activities:
Net borrowings (payments) under line-of-credit agreement                 (377,863)             (383,767)
Increase (decrease) in book overdraft                                    (733,094)               443,250
Payments on long-term debt                                               (163,239)             (671,861)
                                                                 ------------------    ------------------

Cash used in financing activities                                      (1,274,196)             (612,378)
                                                                 ------------------    ------------------

Increase (decrease) in cash and cash equivalents                            63,386             (108,447)
Cash and cash equivalents at beginning of period                            99,429               302,927
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  162,815            $  194,480
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

                          UCI MEDICAL AFFILIATES, INC.
                             (Debtor-In-Possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers, 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, five as Progressive Physical Therapy Services in South Carolina, and one as Progressive Physical Therapy Services in Knoxville, Tennessee).

Goodwill and Other Intangible Assets

In July 2001, FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests, at least annually. UCI has elected to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of October 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, UCI discontinued the amortization of goodwill as of September 30, 2001. The adoption of this standard increased by an amount equal to the amortization expenses of approximately $450,000 annually that would have otherwise been charged to earnings under current accounting standards. Additionally, UCI's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128).


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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first, second and third quarters of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

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

At June 30, 2002, liabilities subject to compromise totaled approximately $2.3 million. The Plan calls for all pre-petition liabilities to be paid at 100% of the total amounts, except a convertible debenture totaling approximately $1.5 million, as discussed below. Accordingly, management has elected not to reclassify the balance sheets as illustrated by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," because the reclassification of the balance sheet would not be meaningful.

Had the Company not filed Chapter 11, interest expense would have been $438,000 and $1,039,000, for quarter ending June 30, 2002 and nine-month period ending June 30, 2002, respectively.

The difference between these amounts and the interest expense recorded is attributed to three note payables: FPA Convertible Debenture, Family Medicine Centers of SC, and MainStreet Healthcare, all of which have stated contractual interest. In addition, certain capital lease obligations were rejected as part of the reorganization. All of the aforementioned are included in the Company's reorganization plans. Family Medicine and MainStreet Healthcare are to be paid back at 100% of principle and no interest. The Company is expecting to be released from the FPA debt, as FPA no longer is in existence.

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

Subsequent Event

On July 29, 2002, the Plan was approved by the Bankruptcy Court at the final confirmation hearing. As of the date hereof, an order confirming the Plan has not been entered by the court. The Company anticipates filing within fifteen calendar days after the date of entry of such order a Form 8-K summarizing the material features of the Plan.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid during the Company's three prior fiscal years that were significant. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of June 30, 2002 and 2001, the P.A.'s employed 111 and 114 medical providers, respectively.

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

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through the Plan filed with the Bankruptcy Court on May 6, 2002.

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

Results of Operations
For the Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001


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

Revenues of $9,823,000 for the quarter ended June 30, 2002 reflect an increase of $414,000 or 4% from those of the quarter ended June 30, 2001. The Company experienced positive trends in both patient visits and charges per patient in both April and May of 2002 which it attributes to the continuing marketing efforts of the Company and to the general medical condition of the populations served during these months.

During the past three fiscal years, the Company has continued its services provided to members of HMOs. In these arrangements, the Company, through the P.A., acts as the designated primary caregiver for members of HMOs who have selected one of the Company's centers or providers as their primary care provider. In fiscal year 1994, the Company began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, the Company now participates in four HMOs and is the primary care "gatekeeper" for more than 14,000 lives at June 30, 2002. As of June 30, 2002, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. The Company is not certain if there will be growth in the market share of HMOs in the areas in which it operates clinics.

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

The following table breaks out the Company's revenue and patient visits by revenue source for the third quarter of fiscal years 2002 and 2001.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2002         2001           2002        2001
                                                            ------------ -----------    ------------ ----------
                                                                17           17             18          18
        Patient Pay
                                                                12           12              6           7
        Employer Paid
                                                                10           10             10          10
        HMO
                                                                12           12             16          17
        Workers Compensation
                                                                 9           8               6           7
        Medicare/Medicaid
                                                                36           38             39          37
        Managed Care Insurance
                                                                 4           3               5           4
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $647,000 was earned during the third quarter of fiscal 2002 as compared to an operating margin of $704,000 for the third quarter of fiscal 2001.

Depreciation and amortization expense decreased to $255,000 in the third quarter of fiscal 2002, down from $391,000 in the third quarter of fiscal 2001. This decrease reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Interest expense decreased from $371,000 in the third quarter of fiscal 2001 to $225,000 in the third quarter of fiscal 2002 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months. In addition, certain capital lease obligations were rejected and interest on certain notes was suspended as part of the reorganization. The improvement in cash flow has also resulted in a reduction in bank fees.

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

The closure of the Atlanta centers, which were unprofitable, had an immediate positive effect on the Company in the fourth quarter of fiscal year 2000 and continued into the first, second and third quarters of fiscal year 2002. This improvement is expected to continue into fiscal year 2002 and beyond. However, there can be no assurances that such improvement will occur.

For the Nine Months Ended June 30, 2002 as Compared to the
Nine Months Ended June 30, 2001

Revenues of $28,803,000 held almost constant from the same period in fiscal year 2001. Patient encounters decreased to 329,000 for the nine months ended June 30, 2002 from 349,000 for the nine months ended June 30, 2001. The difference in the 6% decrease in patient visits and the less than 1% decrease in revenues is due to some rate increases in the Medicare and workers compensation fee schedules.

The following table breaks out the Company's revenue and patient visits by revenue source for the nine months ended June 30, 2002 and June 30, 2001.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2002         2001           2002        2001
                                                            ------------ -----------    ------------ ----------
                                                                16           17             16          16
        Patient Pay
                                                                11           12              6           7
        Employer Paid
                                                                10           11             10          11
        HMO
                                                                11           9              14          15
        Workers Compensation
                                                                11           9               8           7
        Medicare/Medicaid
                                                                37           38             41          39
        Managed Care Insurance
                                                                 4           4               5           5
        Other (Commercial Indemnity, Champus, etc.)

An operating margin of $2,133,000 was earned during the nine months ended June 30, 2002 as compared to an operating margin of $2,648,000 for the nine months ended June 30, 2001. Management believes that the decline in margin was the result of personnel and supply costs overruns that it is in the process of reducing. However, the personnel cost increases are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of the Company's patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers such as the Company by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at the Company's Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue. The decline is also the result of the overall slump of the economy, which has had an effect on patient visits.

Depreciation and amortization expense decreased to $776,000 in the nine months ended June 30, 2002, down from $1,155,000 in the nine months ended June 30, 2001. This decrease reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Interest expense decreased from $1,167,000 for the nine months ended June 30, 2001 to $620,000 for the nine months ended June 30, 2002 primarily as a result of a reduction in long-term debt due to regularly scheduled principal payments and as a result of the reduction in interest rates over the past months. In addition, certain capital lease obligations were rejected and interest on certain notes was suspended as part of the reorganization.

Income tax expense is zero due to the utilization of NOL's accumulated in prior years.

Financial Condition at June 30, 2002

Cash and cash equivalents increased by $63,000 during the nine months ended June 30, 2002 mainly as a result of the timing of cash payments to vendors and salary payments.

Accounts receivable remained about constant during the nine months ended June 30, 2002.

Long-term debt decreased from $7,210,000 at September 30, 2001 to $6,669,000 at June 30, 2002 due to regular principal pay-downs of approximately $540,000. Management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

Liquidity and Capital Resources

The Company requires capital for working capital needs and for the retirement of indebtedness. The Company's capital requirements and working capital needs have been funded through a combination of external financing (primarily bank debt), and credit extended by suppliers.

As of June 30, 2002, the Company had no material commitments for capital expenditures and expects to continue to fund any required expenditure from working capital. There can be no assurance that operations will continue to provide adequate cash needed in the future.

Operating activities produced $1,805,000 of cash during the nine months ended June 30, 2002, compared with $1,080,000 during the same period in the prior fiscal year.

Investing activities used only $468,000 in cash during the nine months ended June 30, 2002 to purchase needed equipment to operate existing centers and to upfit an existing facility to house the Corporate offices.

Financing activities utilized $1,274,000 in cash during the nine-month period primarily for debt reduction.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in controlling the Company's costs of providing healthcare and administering its network of Centers; the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; the difficulty of attracting primary care physicians; the increasing competition for patients among healthcare providers; possible government regulations negatively impacting the existing organizational structure of the Company; the possible negative effects of prospective healthcare reform; the challenges and uncertainties in the implementation of the Company's expansion and development strategy; the dependence on key personnel; demand for our services; technological changes; the ability to increase market share; unanticipated regulatory or judicial proceedings; the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

Approximately $2,200,000 of the Company's debt at June 30, 2002 was subject to fixed interest rates and principal payments. Approximately $4,469,000 of the Company's debt at June 30, 2002 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2002, the Company's interest expense on an annualized basis would increase approximately $45,000 for each increase of one percent in the prime rate.

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

                  The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through the plans of reorganization filed with the Bankruptcy Court on May 6, 2002. In connection with the development of the plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors. On July 29, 2002, the plans of reorganization were approved by the Bankruptcy Court at the final confirmation hearing. As of this date, an order confirming the plans of reorganization has not been entered by the court.

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

                                   SIGNATURES



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




Date:  August 7, 2002