Form 10-K
period 2002-09-30
UCI MEDICAL AFFILIATES INC
filed 2002-12-27
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934:    For the fiscal year ended September 30, 2002

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934:
         For the transition period from _________________ to ______________

Commission File Number:  0-13265

                             UCI MEDICAL AFFILIATES, INC.
                  (Name of Registrant as Specified in its Charter)

           Delaware                                    59-2225346
(State or Other Jurisdiction of
Incorporation or Organization)             (IRS Employer Identification Number)

  4416 Forest Drive, Columbia, SC                        29206
(Address of Principal Executive Offices)              (Zip Code)

                                (803) 782-4278
                (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:    None
Securities to be registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                 $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ____ No X


The aggregate market value of voting stock held by non-affiliates of the registrant on October 31, 2002 was approximately $1,878,858.* The registrant has no non-voting common equity.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,515 at December 16, 2002.

                    DOCUMENTS INCORPORATED BY REFERENCE NONE

* Calculated by excluding all shares held by officers, directors and controlling shareholders of registrant without conceding that all such persons are affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K

         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 2.    Properties                                                                                            9

Item 3.    Legal Proceedings                                                                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                                                  10


         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                11

Item 6.    Selected Financial Data                                                                              11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             18

Item 8.    Financial Statements and Supplementary Data                                                          18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 18


         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                   19

Item 11.   Executive Compensation                                                                               21

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                   24

Item 13.   Certain Relationships and Related Transactions                                                       25

Item 14.   Controls and Procedures                                                                              27

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     28


               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy;
(8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services;
(12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this report and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


                                     PART I

Item 1.  Business

General

UCI Medical Affiliates, Inc. (UCI) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. (UCI-SC) and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 36 freestanding medical centers, 34 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctorss.s Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, five as Progressive Physical Therapy Services in South Carolina, and one as Progressive Physical Therapy Services in Knoxville, Tennessee). We refer to these 36 medical centers as the "centers" throughout this report.

Organizational Structure

Federal law and the laws of South Carolina generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the centers are provided by or under the supervision of Doctorss.s Care, P.A. or Doctor's Care of Tennessee, P.C. (collectively the "P.A.'s"), each of which has contracted with UCI-SC or UCI-GA, as applicable, to be the sole provider of all non-medical direction and supervision of the centers operating in its respective state of organization. We refer to the P.A.'s, UCI, UCI-SC, and UCI-GA collectively throughout this report as "we", "us", and "our." Each P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI, UCI-SC nor UCI-GA employ practicing physicians as practitioners, exert control over their decisions regarding medical care or represent to the public that it offers medical services.

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

The P.A.'s and UCI-SC share a common management team. In each case, the same individuals serve in the same executive offices of each entity.

UCI-SC and UCI-GA believe that the services they provide to the P.A.'s do not constitute the practice of medicine under applicable laws. Nevertheless, because of the uniqueness of the structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the health care regulatory environment will not change so as to restrict our existing operations or future expansion.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). We remained in possession of our properties and assets, and our management continued to operate our business as debtors-in-possession. As debtors-in-possession, we were authorized to continue to operate our businesses, but we were not allowed to engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness from us, as well as most other pending litigation against us, were stayed. In addition, as debtors-in-possession, we had the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

Each of our Plans of Reorganization was confirmed by the Court by August 8, 2002, and we have, therefore, emerged from the Chapter 11 protection of the Court.

The Centers

The centers are staffed by licensed physicians, physical therapists, other healthcare providers and administrative support staff. The medical support staff includes licensed nurses, certified medical assistants, laboratory technicians and x-ray technicians.

The centers typically are open for extended hours (weekends and evenings) and out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made.

Our centers are broadly distributed throughout the state of South Carolina, and two are in Knoxville, Tennessee. Fifteen primary care centers are in the Columbia region (including three physical therapy offices), seven in the Charleston region (including one physical therapy office), four in the Myrtle Beach region, one in the Aiken region, seven in the Greenville-Spartanburg region (including one physical therapy office) and two in Knoxville, Tennessee (including one physical therapy office).

Medical Services Provided at the Centers

Our centers offer out-patient medical care, without appointment, for treatment of acute, episodic and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care and occupational medicine. The medical services are provided by licensed medical providers, nurses and auxiliary support personnel. The services provided at the centers include, but are not limited to, the following:

o Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia and other conditions typically treated by primary care providers;

     o Treatment of injuries, such as simple fractures, dislocations, sprains, bruises and cuts;

     o Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;

     o Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts and urinalyses; and

     o Occupational and industrial medical services, including drug testing, workers' compensation cases and physical examinations.

At any of the centers, a patient with a life-threatening condition would be evaluated by the physician, stabilized and immediately referred to a nearby hospital.

Patient Charges and Payments

The fees charged to a patient are determined by the nature of medical services rendered. Our management believes that the charges at our centers are significantly lower than the charges of hospital emergency departments and are generally competitive with the charges of local physicians and other providers in the area.

Our centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation and other private insurance). Managed care billings represent the most significant source of revenues. We also provide services for members of the four largest health maintenance organizations (HMOs) operating in South Carolina
- Companion HealthCare Corporation, HMO Blue, Cigna/HealthSource South Carolina, Inc., and Carolina Care Plan.

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2002:

                                      Percent of                 Percent of Revenue
Payor                                 Patient Visits
-------------------------------       -------------------        -------------------


                                              16                         14
Patient Pay
                                              11                         6
Employer Paid
                                              9                          9
HMO
                                              11                         14
Workers Compensation
                                              10                         7
Medicare/Medicaid
                                              40                         46
Managed Care Insurance
                                              3                          4
Other (Commercial Indemnity,
Champus, etc.)

In accordance with the Administrative Services Agreements described above, UCI-SC and UCI-GA, as the agents for the P.A.'s, process all payments for the P.A.'s. When payments for the P.A.'s are received, they are deposited in accounts owned by each P.A. and are automatically transferred to lockbox accounts owned by UCI-SC and UCI-GA. In no event are the physicians entitled to receive such payments. The patient mix in no way affects our management service fees per the Administrative Services Agreements.

Reimbursement Arrangements

Medical services traditionally have been provided on a fee-for-service basis with insurance companies assuming responsibility for paying all or a portion of such fees. The increase in medical costs under traditional indemnity health care plans has been caused by a number of factors. These factors include: (i) the lack of incentives on the part of health care providers to deliver cost-effective medical care; (ii) the absence of controls over the utilization of costly specialty care physicians and hospitals; (iii) a growing and aging population that requires increased health care expenditures; and (iv) the expense involved with the introduction and use of advanced pharmaceuticals and medical technology.

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

We currently do not provide any services on a capitated basis.

Certain third party payors are studying various alternatives for reducing medical costs, some of which, if implemented, could affect our reimbursement levels. Our management cannot predict whether changes in present reimbursement methods or proposed future modifications in reimbursement methods will affect payments for services provided by the centers and, if so, whether they will have an adverse impact upon our business.

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices, other competing freestanding medical centers and physical therapy offices. Some of these providers have financial resources that are greater than our resources. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than centers such ours. Our centers compete on the basis of accessibility, including evening and weekend hours, a no-appointment policy, the attractiveness of our state-wide network to large employers and third party payors, and a competitive fee schedule. In an effort to offset the competition's community recognition, we have substantial marketing efforts. Regional marketing representatives have been added, focused promotional material has been developed and a newsletter for employers promoting our activities has been initiated.

Government Regulation

As participants in the health care industry, our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels.

Limitations on the Corporate Practice of Medicine

Federal law and the laws of many states, including Georgia, South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI, UCI-SC and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at our centers are provided by or under the supervision of the P.A.'s pursuant to contracts with UCI's wholly-owned subsidiaries. The P.A.'s are organized so that all physician services are offered by the physicians who are employed by the P.A.'s. None of UCI, UCI-SC or UCI-GA employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care or represents to the public that it offers medical services.

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

Because of the unique structure of the relationships existing between UCI-SC, UCI-GA and the P.A.'s, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by us will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change so as to restrict the existing operations or any potential expansion of our business.

Third Party Reimbursements

Approximately seven percent of our revenues is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

Federal Anti-Kickback and Self-Referral Laws

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Although we believe that we are not in violation of the Anti-kickback Statute or similar state statutes, our operations do not fit within any of the existing or proposed federal safe harbors.

The Office of the Inspector General (the "OIG"), the government office that is charged with the enforcement of the federal Anti-kickback Statute, has issued an advisory opinion regarding a proposed management services contract that involved a cost plus a percentage of net revenue payment arrangement ("Advisory Opinion 98-4"). Based on its analysis of the intent and scope of the Anti-kickback Statute, the OIG determined that it could not approve the arrangement because the structure of the management agreement raised the following concerns under the Anti-kickback Statute: (i) the agreement might include financial incentives to increase patient referrals; (ii) the agreement did not include any controls to prevent over utilization; and (iii) the percentage billing arrangement may include financial incentives that increase the risk of abusive billing practices. The OIG opinion did not find that the management arrangement violated the Anti-kickback Statute, rather that the arrangement may involve prohibited remuneration absent sufficient controls to minimize potential fraud and abuse. An OIG advisory opinion is only legally binding on the Department of Health and Human Services (including the OIG) and the requesting party and is limited to the specific conduct of the requesting party because additional facts and circumstances could be involved in each particular case. Accordingly, we believe that Advisory Opinion 98-4 does not have broad application to our provision of nonmedical management and administrative services for the centers. We also believe that we and the centers have implemented appropriate controls to ensure that the arrangements between us and the centers do not result in abusive billing practices or the over utilization of items and services paid for by Federal health programs.

The applicability of the Anti-kickback Statute to many business transactions in the health care industry, including our service agreements with the centers and our development of ancillary services, has not been subject to any significant judicial and regulatory interpretation. We believe that although remuneration for our management services is provided for under our service agreements with the centers, we are not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the centers. In addition, we are not a separate provider of Medicare or state health program reimbursed services. Consequently, we do not believe that the service and management fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-kickback Statute.

Significant prohibitions against physician referrals were enacted by the U.S. Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician or a member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While we believe we are currently in compliance with such legislation, future regulations could require us to modify the form of our relationships with physician groups.

State Anti-Kickback and Self-Referral Laws

Some states have also enacted similar self-referral laws, and we believe that more states will likely follow. We believe that our practices fit within exemptions contained in such laws. Nevertheless, in the event we expand our operations to certain additional jurisdictions, structural and organizational modifications of our relationships with physician groups might be required to comply with new or revised state statutes. Such modifications could adversely affect our operations.

Through our wholly owned subsidiaries, UCI-SC and UCI-GA, we provide management and administrative services to the centers in South Carolina and Tennessee. South Carolina and Tennessee have adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of the applicable state anti-kickback and self-referral laws.

 South Carolina

South Carolina's Provider Self-Referral Act of 1993 generally provides that a health care provider may not refer a patient for the provision of any designated health service to an entity in which the health care provider is an investor or has an investment interest. Under our current operations, we do not believe we are entities providing designated health services for purposes of the South Carolina Provider Self-Referral Act. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients to the centers for designated health care services. Accordingly, under South Carolina law, we believe that the provider self-referral prohibition would not apply to our centers or operations in South Carolina.

In addition to self-referral prohibitions, South Carolina's Provider Self-Referral Act of 1993 also prohibits the offer, payment, solicitation, or receipt of a kickback, directly or indirectly, overtly or covertly, in cash or in kind, for referring or soliciting patients. We believe that payment arrangements are reasonable compensation for services rendered and do not constitute payments for referrals.

Tennessee

The Tennessee physician conflict of interest/disclosure law provides that physicians are free to enter into lawful contractual relationships, including the acquisition of ownership interests in health facilities. The law further recognizes that these relationships can create potential conflicts of interests, which shall be addressed by the following: (a) the physician has a duty to disclose to the patient or referring colleagues such physician's ownership interest in the facility or therapy at the time of referral and prior to utilization; (b) the physician shall not exploit the patient in any way, as by inappropriate or unnecessary utilization; (c) the physician's activities shall be in strict conformity with the law; (d) the patient shall have free choice either to use the physician's proprietary facility or therapy or to seek the needed medical services elsewhere; and (e) when a physician's commercial interest conflicts so greatly with the patient's interest as to be incompatible, the physician shall make alternative arrangements for the care of the patient.

Because we are not a provider of health services, we believe that Tennessee's conflict of interest/disclosure law does not apply to our current operations. Even if the Tennessee conflict of interest/disclosure law were to apply, our internal quality assurance/utilization review programs will help identify any inappropriate utilization by a center.

Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity that provides healthcare services. We believe that we do not fit within the definition of a "healthcare entity" because we are not a provider of healthcare services. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients for designated health care services except the sole physician shareholder of the P.A. We believe that referrals by the sole shareholder of the P.A. come within a statutory exception. Accordingly, under Tennessee law, we believe that the provider self-referral prohibition would not apply to our centers or operations in Tennessee.

Tennessee's anti-kickback provision prohibits a physician from making payments in exchange for the referral of a patient. In addition, under Tennessee law a physician may not split or divide fees with any person for referring a patient. The Tennessee Attorney General has issued opinions that determined that the fee-splitting prohibition applied to management services arrangements. The Tennessee fee-splitting prohibition contains an exception for reasonable compensation for goods or services. We believe that our payment arrangements with the centers are reasonable compensation for services rendered and do not constitute payments for referrals or a fee-splitting arrangement.

Antitrust Laws

Because each of the P.A.'s is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of market. We believe we are in compliance with such state and federal laws that may affect our development of integrated healthcare delivery networks, but we have no assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations.

Healthcare Reform

As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and in state legislatures relating to healthcare reform. We have no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor can we estimate at this time the impact of potential legislation, which may be material on us.

Regulation of Risk Arrangements and Provider Networks

Federal and state laws regulate insurance companies, health maintenance organizations and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by us could possibly be characterized by some states as the business of insurance. We, however, believe that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. South Carolina and Tennessee do not currently regulate the establishment or operation of networks of healthcare providers except where such entities provide utilization review services through private review agents. We have no assurance that regulators of the states in which we may operate would not apply these laws to require licensure of our operations as an insurer or provider network. We believe that we are in compliance with these laws in the states in which we currently do business, but we have no assurance that future interpretations of these laws by the regulatory authorities in South Carolina, Tennessee or the states in which we may expand in the future will not require licensure of our operations as an insurer or provider network or a restructuring of some or all of our operations. In the event we are required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could experience a material adverse change in our business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements that we may not immediately be able to meet. Further, once licensed, we would be subject to continuing oversight by and reporting to the respective regulatory agency.

Employees

As of September 30, 2002, we had 520 employees (395 on a full-time equivalent basis). This amount includes 110 medical providers employed by the P.A.'s.

Item 2.  Properties

All but one of our primary care center's facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One center is leased from an entity affiliated with one of our directors, and one of the centers is leased from a physician employee of the P.A.'s.

Our centers are broadly distributed throughout the state of South Carolina, and two are in Knoxville, Tennessee. Fifteen primary care centers are in the Columbia, South Carolina region (including three physical therapy offices), seven in the Charleston, South Carolina region (including one physical therapy office), four in the Myrtle Beach, South Carolina region, one in the Aiken, South Carolina region, seven in the Greenville-Spartanburg, South Carolina region (including one physical therapy office) and two in the Knoxville, Tennessee region (including one physical therapy office). Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all in free-standing buildings in good repair.

Item 3.  Legal Proceedings

We are a party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on our financial position.

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). We remained in possession of our properties and assets, and our management continued to operate our business as debtors-in-possession. As debtors-in-possession, we were authorized to continue to operate our businesses, but we were not allowed to engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of us, as well as most other pending litigation against us, were stayed. In addition, as debtors-in-possession, we had the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

Each of our Plans of Reorganization, as amended, was confirmed by the Court by August 8, 2002, and we have, therefore, emerged from the Chapter 11 protection of the Court.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Until October 19, 1998, UCI's common stock was traded on the NASDAQ SmallCap Market under the symbol UCIA. On October 20, 1998, UCI's common stock was delisted for trading on the NASDAQ SmallCap Market as a consequence of UCI's failure to meet certain quantitative requirements under the NASD's expanded listing criteria. Trading in UCI's common stock is currently conducted in the over-the-counter market. The prices set forth below indicate the high and low bid prices reported on the over-the-counter bulletin board. The quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily reflect actual transactions.

                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2002

     1st quarter (10/01/01 - 12/31/01)                            $.30             $.15
     2nd quarter (01/01/02 - 03/31/02)                             .23              .16
     3rd quarter (04/01/02 - 06/30/02)                             .30              .19
     4th quarter (07/01/02 - 09/30/02)                             .33              .26

Fiscal Year Ended September 30, 2001

     1st quarter (10/01/00 - 12/31/00)                            $.41             $.31
     2nd quarter (01/01/01 - 03/31/01)                             .39              .30
     3rd quarter (04/01/01 - 06/30/01)                             .35              .28
     4th quarter (07/01/01 - 09/30/01)                             .37              .26

As of December 16, 2002, there were 308 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                              ------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------
                                                                    For the year ended September 30,
                                              ------------------------------------------------------------------------------
                                              ------------ -- ------------- -- ------------ -- ------------ -- -------------
                                                 2002             2001            2000            1999             1998
                                              ------------    -------------    ------------    ------------    -------------

Revenues                                      $   38,527      $   38,117       $   39,953      $   40,470      $   37,566
Net income (loss)                                  1,394          (1,475)          (6,102)            910         (10,508)
Basic and diluted earnings (loss) per share
                                                        .14            (.15)            (.63)            .11           (1.61)
Basic weighted average number of
    shares outstanding                             9,651           9,651            9,651           8,537           6,545
Diluted weighted average number of
    shares outstanding                             9,651           9,651            9,651           8,544           6,545

                                                    BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------------------
--------------------------------------------- ------------ -- ------------ -- ------------ -- ------------- -- -------------

                                                                  (In thousands, except per share data)
                                              ------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------
                                                                            At September 30,
                                              ------------------------------------------------------------------------------
                                              ------------ -- ------------ -- ------------ -- ------------- -- -------------
                                                 2002            2001            2000             1999             1998
                                              ------------    ------------    ------------    -------------    -------------

Working capital                               $    2,515      $   (6,245)     $   (6,230)     $   (2,289)      $   (3,718)
Property and equipment, net                        3,765           3,977           4,326           4,797            5,475
Total assets                                      14,517          14,983          17,782          23,354           26,202
Long-term debt, including current portion
                                                   4,079           7,210           8,952           9,444           11,988
Stockholders' equity (deficiency)                    190          (1,204)            271           6,373              987

See Note 1 to the accompanying financial statements, which discusses the impact of accounting changes on the information reflected above in selected financial data.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Critical Accounting Policies

We have adopted accounting policies, which we believe will result in an accurate presentation of the financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) allowance for doubtful accounts; (3) consideration of impairment of intangible assets; and (4) valuation reserve on net deferred tax assets.

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payors, and others at the time we perform the services. We record contractual allowances when we prepare the related bills to our customers. We bill some third parties at discounted and negotiated amounts. Because we bill at the discounted amounts, we do not need to estimate third party settlements.

Allowance for doubtful accounts -

 We maintain our allowances for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the reserves are amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowances for doubtful accounts by recording additional expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold or otherwise disposed. As we allocate any excess of cost over fair value of assets acquired on a center-by-center basis, we compare our centers fair value to our carrying value for impairment issues. We perform our impairment test on September 30th of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator occurs, such as those noted above. At such time as an impairment is determined, the intangible assets are written off during that period. Although considerable care is taken to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2002, we recorded a valuation allowance that reduced our deferred tax assets to equal our deferred tax liability.

Basis of Presentation

Our consolidated financial statements include the accounts of UCI, UCI-SC, UCI-GA and the P.A.'s. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, that satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. (See Item 1. Business - "Organizational Structure" for a detailed description of the Administrative Service Agreements.) As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, we have a long-term financial interest in the affiliated practices of the P.A.'s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FASB 141 (Business Combinations), UCI must consolidate the results of the affiliated practices with those of UCI.

The P.A.'s enter into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 2002 and 2001, the P.A.'s employed 110 and 109 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We do not allocate all indirect costs incurred at the corporate offices to the centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). We remained in possession of our properties and assets, and our management continued to operate our business as debtors-in-possession. As debtors-in-possession, we were authorized to continue to operate our businesses, but we did not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of us, as well as most other pending litigation against us, were stayed. In addition, as debtors-in-possession, we had the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

By August 8, 2002, the Bankruptcy Court confirmed each of our Plans of Reorganization.

Comparison of Results of Operations for Fiscal Years 2002, 2001, and 2000

Revenues of $38,527,000 in fiscal year 2002 reflected an increase of approximately 1% from the fiscal year 2001 revenues of $38,117,000, which reflected a decrease of 5% from the amount reported for fiscal year 2000. The following reflects revenue trends from fiscal year 1998 through fiscal year 2002:

                 For the year ended September 30, (in thousands)
                         -------------------------------------------------------------------------------------------
                         -------------- -- ---------------- -- -------------- --- --------------- -- ---------------
                             2002               2001               2000                1999               1998
                         --------------    ----------------    --------------     ---------------    ---------------
                         --------------

Revenues                 $    38,527       $    38,117         $    39,953        $    40,470        $   37,566
Operating Costs               36,288            35,546              38,127             35,975            39,094
Operating Margin               2,238             2,572               1,827              4,495            (1,528)


The small increase in revenues from fiscal year 2001 to fiscal year 2002 is attributed to an increase in laboratory services offered during the year and some small increases in insurance payor fee schedules. The decrease in revenue for fiscal year 2001 is attributed primarily to the shutdown of the Atlanta centers (to be discussed later). Revenues for the Atlanta centers declined by $1,059,000, from $2,648,000 for fiscal year 1999 to $1,589,000 for fiscal year
2000 and was zero ($0.00) in fiscal year 2001.

The number of our centers increased from 34 to 36 from September 30, 2000 to September 30, 2001. The additions were two physical therapy offices (one in the Greenville-Spartanburg region and one in the Charleston region). The number of centers in operation remained constant throughout the 2002 fiscal year.

The number of our centers decreased from 40 to 34 from September 30, 1999 to September 30, 2000. Of the six centers closed, five were in the Atlanta region and the sixth was a physical therapy site in the Greenville-Spartanburg region, which was opened for only a short period in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A.'s, act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 10,000 lives in fiscal years 2002, 2001, and 2000. As of September 30, 2002, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market; we are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2002, 2001, and 2000 also reflect our occupational medicine and industrial health services (these revenues are referred to as employer paid and "workers compensation" on the table below). Approximately 22% of our total revenue was derived from these occupational medicine services in fiscal year 2002, 22% in fiscal year 2001 and 25% in fiscal year 2000. We also entered into an agreement with Companion Property and Casualty Insurance Company (CP&C) wherein we act as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

Patient encounters were 459,000 in fiscal year 2002, 472,000 in fiscal year 2001 and 504,000 in fiscal year 2000. The decrease in the number of patient visits was mainly in the employer paid line of business and reflects a decrease in the number of drug screens we performed. These procedures are low revenue ($15-$20 per encounter) and were not marketed as heavily in recent years.

No new significant competition entered our market during fiscal years 2002, 2001, and 2000.

The decrease in the operating margin in 2002 of approximately one percent was largely the result of salary increases and increases in other medical expenses. The improvement in the operating margin during fiscal year 2001 was due to the elimination of the Atlanta operations during fiscal year 2000.

The operating margin decreased to $1,827,000 in fiscal year 2000 from $4,495,000 in fiscal year 1999 partially due to the poor performance of the Atlanta centers for the first nine months of the fiscal year until their closure on June 30, 2000. For the nine months ending June 30, 2000, the Atlanta centers had an operating deficit of approximately $1,143,000 as compared to an operating deficit of approximately $730,000 for the twelve months of fiscal year 1999. Approximately $400,000 of the decline in the operating deficit from fiscal year 1999 to fiscal year 2000 was attributable to the two Knoxville centers, one of which moved to a new location in early fiscal year 2000. This move resulted in a severe reduction of business for approximately six months, but began to improve over the last quarter of fiscal year 2000. The remainder of the decrease was primarily due to continuing costs pressures of managed care and due to an increase of $519,000 in bad debt expense in fiscal year 2000 as compared to fiscal year 1999, and a $379,000 change in estimate in fiscal year 1999 reducing lease expense, as discussed in Note 14 to the financial statements.

The following table breaks out our revenue and patient visits by revenue source for fiscal years 2002, 2001, and 2000.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                         2002    2001   2000           2002   2001     2000
                                                         ------- ------ ------        ------- ------ ---------
                                                             16     19     17             14     17        18
        Patient Pay
                                                             11     12     14              6      7         8
        Employer Paid
                                                              9     12     12              9     12        14
        HMO
                                                             11     10      8             14     15        17
        Workers Compensation
                                                             10      8      7              7      6         6
        Medicare/Medicaid
                                                             40     35     36             46     38        30
        Managed Care Insurance
                                                              3      4      6              4      5         7
        Other (Commercial Indemnity, Champus, etc.)

As managed care plans attempt to cut costs, they typically increase the administrative burden of providers like us by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

Bad debt expense, a component of operating costs, was approximately $1,845,000 (or approximately 5% of revenue) for fiscal year 2002, $1,495,000 (or approximately 4% of revenue) for fiscal year 2001 and $2,808,000 (or approximately 7% of revenue) for fiscal year 2000. The expenses from bad debts were higher in fiscal year 2000 due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998 (Atlanta centers) that were closed in fiscal year 2000. The collection percentage for the established South Carolina centers has remained constant at approximately 96% for the past 5 to 6 years.

We continually evaluate the operations of our physician practice centers and assess the centers for impairment when certain indicators of impairment are present. At September 30, 2002, no operating centers were considered to be showing indications of impairment. At September 30, 2001, three centers were, upon review, deemed to have impaired goodwill. One center in the Columbia region and one center in the Greenville-Spartanburg region had decreased profitability during fiscal year 2001 due to changes in the assigned physicians. The goodwill for these two centers was considered impaired at September 30, 2001 and was, therefore, written off. Additionally, as of September 30, 2001, a decision had been made to combine the two Knoxville locations into one and, therefore, the goodwill associated with the closed locations was deemed to be impaired and, therefore, written off. In May 2000, we announced our intention to close our Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, did not meet our expectations during fiscal year 2000, and we were no longer committed to the Georgia market. We either sold the property and equipment at these centers for an amount approximating the net book value of the fixed assets or transferred the property and equipment to our other locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers, coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, we recorded an impairment in the quarter ended March 31, 2000 of approximately $3,567,000 to reduce the goodwill to its fair value. This reduction is a component of the line item Realignment and Impairment Charges.

Additionally, we incurred additional costs associated with the decision to close the Georgia centers during the third and fourth quarters of fiscal year 2000. These costs relate primarily to exiting certain lease obligations. The estimated lease obligations, net of estimated sub-lease income, were approximately $242,000 at September 30, 2000. The total costs related to lease obligations and employee contractual liabilities for the Atlanta centers closed June 30, 2000 was $561,000, which is the other component of the line item Realignment and Impairment Charges.

During the second quarter of fiscal year 2000 and the fourth quarter of fiscal year 2001, the above analysis resulted in an impairment charge of approximately $3,567,000 and $753,000 to goodwill for centers that had been closed (i.e., Atlanta region) in fiscal year 2000 and for three underperforming centers in fiscal year 2001. This charge is a component of the line item Realignment and Impairment Charges.

Depreciation and amortization expense decreased to $1,022,000 in fiscal year 2002, down from $1,544,000 in fiscal year 2001 and $1,720,000 in fiscal year 2000. This decrease reflects lower amortization and depreciation resulting from the closure of the Atlanta region and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill. Net interest expense increased to $2,236,000 in fiscal year 2002 from $1,699,000 in fiscal year 2001. This increase was the result of approximately $1,400,000 of interest and fees associated with the settlement we made with various taxing authorities as part of our Chapter 11 reorganization. These amounts will be paid out over the next six years as per the confirmed Plans of Reorganization. Without this change, interest expense of approximately $836,000 would be a significant decrease from the prior year due to lower interest rates and a smaller principal balance of debt from the prior year. Net interest expense decreased to $1,699,000 in fiscal year 2001 from $1,995,000 in fiscal year 2000 as a result of the overall decrease in long-term debt due to principal pay downs and due to a continuing decline in interest rates over the year.

We evaluate the valuation allowance regarding deferred tax assets on a more likely than not basis. In determining that it was more likely than not that the recorded deferred tax asset would be not realized, our management considered the following:

o        Recent historical operating results.

o        Lack of sufficient liquidity to support operations.

o The budgets and forecasts that management and the Board of Directors have adopted.

o The ability to utilize NOL's prior to their expiration.

o The potential limitation of NOL utilization in the event of a change in ownership.

o The generation of future taxable income in excess of income reported on the consolidated financial statements.

A valuation allowance of $6.6 and $7.1 million at September 30, 2002 and 2001, respectively, remained necessary in the judgement of management because the factors noted above did not support the utilization of less than a full valuation allowance. The lack of consistent earnings, discussed above, was considered in the decision to maintain a 100% valuation allowance of approximately $6,600,000 at September 30, 2002, leaving no tax related asset recorded.

Results of Operations for the Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001:

The following summarizes the fiscal 2002 fourth quarter results of operations as compared to the prior year:

                                                                      For the Three Months Ended
                                                                              (in 000's)
                                                              --------------------------------------------
                                                              ---------------- -------- ------------------
                                                                09/30/2002                 09/30/2001
                                                              ----------------          ------------------
                                                              ----------------

             Revenues                                         $      9,724              $      9,195
             Operating Costs                                         9,618                     9,272
             Operating Margin                                          106                       (77)

             General and Administrative Expenses                        31                        12
             Reorganization charges                                    215                        --
             Realignment and Impairment Charges                         --                       753
             Depreciation and Amortization                             246                       389
             Interest Expense, net                                   1,616                       532
             Gain extinguishment of debt                            (2,705)                       --
             Net Income (loss)                                         703                    (1,763)

Revenues of $9,724,000 for the quarter ending September 30, 2002 reflect an increase of 6% from those of the fourth quarter of fiscal year 2001. The increase is attributed to an increase in fee income associated with laboratory services and some small increases in the fee schedule of some insurance payors and an increase in physical therapy services provided.

Patient encounters remained constant at approximately 110,000 in the fourth quarter of both fiscal years 2002 and fiscal year 2001.

The four percent increase in operating costs reflects routine salary adjustments and increases in other medical costs.

The reduction in Depreciation and Amortization costs is due to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001 and the elimination of the amortization of goodwill.

The increase in net interest expense was the result of approximately $1,400,000 of interest and fees associated with the settlement we made with various taxing authorities as part of our Chapter 11 reorganization. These amounts will be paid out over the next six years as part of the confirmed plans of reorganization. Without this change, interest expense of approximately $216,000 for the quarter would be a significant decrease from the previous year due to lower interest rates and a smaller principal balance of debt.

During the 4th quarter of 2002, we recorded a gain on extinguishment of debt in the amount of approximately $2,705,000 which resulted from a discharge of a $1,500,000 of convertible subordinated debenture with accrued interest of approximately $292,000; reducing the carrying value of compromised accounts payable balances to their current present value by approximately $685,000; and the termination of certain leases, with a recorded balance of approximately $228,000, as provided for during the reorganization.

Financial Condition at September 30, 2002 and September 30, 2001

Cash and cash equivalents increased by $170,000 from September 30, 2001 to September 30, 2002.

Accounts receivable increased from $6,297,000 at September 30, 2001 to $6,350,000 at September 30, 2002. This increase was attributable to the increase in revenues in the fourth quarter of fiscal year 2002.

The decreases in property and equipment are the result of regular depreciation. Depreciation charges were somewhat offset on the Property and Equipment balance by the net equipment purchases of approximately $809,000.

The reductions in long-term debt from September 30, 2001 to September 30, 2002 were the result of the regularly scheduled principal payments. Additionally, approximately $800,000 of debt was transferred to accounts payable as part of the Chapter 11 reorganization plan. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth for working capital needs and for the retirement of indebtedness. Our capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), and credit extended by suppliers.

As of September 30, 2002, we had no material commitments for capital expenditures or for acquisition or start-ups.

Operating activities generated $2,377,000 of cash during fiscal year 2002, compared to $2,716,000 during fiscal year 2001. Operations continued to generate positive cash flow mainly due to an improvement in our overall operations, much of which was the result of cost reductions that have remained in place throughout 2002 and 2001, which shows up as the increase in operating margin on the income statement. In addition, the extended payment terms realized through the bankruptcy filing improved cash flow from operations.

Investing activities used $836,000 of cash during fiscal year 2002 and $727,000 used in fiscal year 2001 as a result of normal equipment upgrades in existing centers.

We used approximately $1,372,000 of cash for financing activities in fiscal year 2002 to pay down the Line of Credit and a temporary year-end bank overdraft. We used approximately $2,193,000 of cash during fiscal year 2001 to reduce debt. We have no assurance that any additional financing, if required, will be available on terms acceptable to us.

Overall, our current assets exceed our current liabilities at September 30, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which includes credit facilities with financial institutions used to maintain liquidity and fund our business operations, as well as notes payable to various third parties in connection with certain acquisitions of property and equipment. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not currently use derivative instruments to adjust our interest rate risk profile.

Approximately $2,200,000 of our debt at September 30, 2002 was subject to fixed interest rates and principal payments. Approximately $1,882,000 of our debt at September 30, 2002 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2002, our interest expense on an annualized basis would increase approximately $18,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 30.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Directors

M.F. McFarland, III, M.D., 55, served as Chairman of the Board, President and Chief Executive Officer of UCI from January 1987 through October 31, 2002 and as a director of UCI since September 1984. From September 1984 until January 1987, he served as Vice President of UCI. He served as Associate Professional Director of the Emergency Department of Richland Memorial Hospital in Columbia, South Carolina from 1978 to 1981 and was President of the South Carolina Chapter of the American College of Emergency Physicians in 1979. Dr. McFarland is currently a member of the Columbia Medical Society, the South Carolina Medical Association and the American Medical Association. Dr. McFarland was most recently reelected as a director at the annual meeting of stockholders in 1997.

Charles M. Potok, 54, has served as a director of UCI since September 1995 and as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Company ("CP&C"), a wholly-owned subsidiary of BCBS, since March 1984. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining CP&C, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 1997.

A. Wayne Johnson, 52, has served as Chairman and Chief Executive Officer of MainStreet Healthcare Corporation ("MHC") from its inception in February 1996. In addition to Mr. Johnson's MainStreet responsibilities, effective December 8, 1999, he assumed the role of Executive Vice President of Providan Financial, a San Francisco-based financial services company. Mr. Johnson has 24 years of entrepreneurial and business operations experience in the field of financial services and corporate development. Prior to co-founding MHC in February 1996, Mr. Johnson had served since 1991 as President of one of the major operating subsidiaries of First Data Corporation and Chief Marketing Officer and strategic planner for First Data Card Services Group, a subsidiary of First Data Corporation. Mr. Johnson was the founder of both Integratec, a collection company, and QualiServ, a credit card outsourcing service company. Mr. Johnson was initially elected as a director at the annual meeting of stockholders in 1999.

Ashby M. Jordan, M.D., 64, has served as a director of UCI since August 1996 and as Vice President of Medical Affairs of BCBS since December 1986. Prior to joining BCBS, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently reelected as a director at the annual meeting of stockholders in 1999.

John M. Little, Jr., M.D., MBA, 53, has served as a director of UCI since August 11, 1998 and as Chief Medical Officer of Companion HealthCare Corporation ("CHC"), a wholly-owned subsidiary of BCBS, since 1996. Additionally, he has served since 1994 as Medical Director of Managed Care Services of CHC, as Chairman of the Quality Assurance Committee and the Pharmacy and Therapeutics Committee of CHC and as a Co-Chair of the Managed Care Oversight Committee of CHC. Prior to joining CHC in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently reelected as a director at the annual meeting of stockholders in 1999.

Harold H. Adams, Jr., 56, has served as a director of UCI since June 1994 and as President and owner of Adams and Associates, International, Adams and Associates, and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 26 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2000.

Executive Officers

The following sets forth certain information concerning the persons who currently serve as executive officers of UCI who do not also serve on the Board of Directors.

D. Michael Stout, M.D., 57, has served as Executive Vice President of Medical Affairs of UCI and DC-SC since 1985 and as President and Chief Executive Officer of UCI, UCI-SC, UCI-GA and the P.A.'s since November 1, 2002. He is Board Certified in Emergency Medicine and has been a member of the American College of Emergency Physicians, the Columbia Medical Society and the American College of Physician Executives.

Jerry F. Wells, Jr., 40, has served as Chief Financial Officer and Executive Vice President of UCI since he joined UCI in February 1995 and as Corporate Secretary of UCI since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, and of UCI-GA since its organization in February 1998, and as Corporate Secretary of DC-SC since December 1996. Prior to joining the Company, he served as a Senior Manager and consultant for PricewaterhouseCoopers LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants and the North Carolina CPA Association.

Board of Directors and Board Committees
Board of Directors

The Board of Directors met or acted by written consent a total of three times during UCI's fiscal year ended September 30, 2002. No director attended fewer than 75 percent of the total of such Board meetings and the meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Revenue Enhancement Committee. The Board of Directors has not established a nominating committee for recommending to stockholders candidates for positions on the Board of Directors. Such functions are currently performed by the Board of Directors acting as a whole. Currently, six directors serve on the Board of Directors.

Audit Committee

The Audit Committee consists of Mr. Adams and Dr. Jordan. This committee recommends to the Board of Directors the engagement of the independent auditors for UCI, determines the scope of the auditing of the books and accounts of UCI, reviews the reports submitted by the auditors, examines procedures employed in connection with UCI's internal control structure, reviews and approves the terms of acquisitions between UCI and any related party entities, undertakes certain other activities related to the fiscal affairs of UCI and makes recommendations to the Board of Directors as may be appropriate. This committee met one time during UCI's fiscal year ended September 30, 2002.

Compensation Committee

     The Compensation Committee consists of Dr. Little, Mr. Johnson, and Mr. Potok. This committee monitors UCI's executive compensation plan, practice and policies, including all salaries, bonus awards and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met one time during UCI's fiscal year ended September 30, 2002.

Revenue Enhancement Committee

The Revenue Enhancement Committee consists of Messrs. Adams and Potok. This committee monitors UCI's ancillary and complementary services, and makes recommendations to the Board of Directors with respect to changes in such existing services. This committee did not meet during UCI's fiscal year ended September 30, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the directors and officers of UCI to file reports of holdings and acquisitions in common stock with the Securities and Exchange Commission. Based on our records and other information, UCI believes that all SEC filing requirements applicable to its directors and officers were complied with in respect to UCI's fiscal year ended September 30, 2002.

Item 11.   Executive Compensation

The following table sets forth the total compensation earned during the fiscal year ended September 30, 2002 and during each of the two prior fiscal years by the President and Chief Executive Officer of UCI and the executive officers of UCI whose annual compensation from UCI exceeded $100,000 for all services provided to UCI. No other executive officer of the Company earned compensation in excess of $100,000 for services provided to the Company in any of the three fiscal years reflected in the table.

                                                                                    Long Term
                                                                                   Compensation
                           Annual Compensation Awards
                                                                                    Securities
                                                                                    Underlying          All Other
   Name and Principal Position      Fiscal Year    Salary (1)    Bonus (1)           Options         Compensation (2)
   ---------------------------      -----------    ----------    ---------           -------         ----------------

M. F. McFarland, III, M.D.              2002      $   325,000 (3)  $155,500                --              9,272
Chairman, President and                 2001          325,000 (3)        --                --              9,272
Chief Executive Officer                 2000          325,000 (3)        --                --              9,272

D. Michael Stout, M.D.                  2002      $   210,000 (4$    58,000                --                 --
Executive Vice President of             2001          210,000 (4)        --                --                 --
Medical Affairs                         2000          210,000 (4)        --                --                 --

Jerry F. Wells, Jr.                     2002      $   137,600   $    38,000                --                 --
Executive Vice President of             2001          112,000            --                --                 --
Finance, Chief Financial Officer        2000           99,640            --                --                 --

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

(3) For services performed by Dr. McFarland for UCI-SC, a wholly-owned subsidiary of UCI, Dr. McFarland received an annual salary of $157,500 during each of the three fiscal years ended September 30, 2002. For services performed by Dr. McFarland for DC-SC, an affiliated professional association wholly owned by Dr. McFarland that contracts with UCI-SC to provide all medical services at UCI's medical facilities, Dr. McFarland received an annual salary of $167,500 for each of the three fiscal years ended September 30, 2002.

(4) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the three fiscal years ended September 30, 2002. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $160,000 in each of the three fiscal years ended September 30, 2002.

Fiscal Year-End Option Values

The following table sets forth certain information with respect to unexercised options to purchase UCI's common stock held at September 30, 2002. None of the named executive officers exercised any options during the fiscal year ended September 30, 2002. Additionally, no options were granted to any officer or director during the fiscal year ended September 30, 2002.

                                               2002 FISCAL YEAR-END
                                                   OPTION VALUES



                                      Number of Securities Underlying                 Value of Unexercised
                                          Unexercised Options at                          In-the-Money
                                              Fiscal Year End                      Options at Fiscal Year End
                                 ------------------------------------------  ---------------------------------------

             Name                   Exercisable          Unexercisable          Exercisable        Unexercisable
---------------------------------------------------- ---------------------- -------------------- -------------------


                                        --                    --                    --                   --
M.F. McFarland, III, M.D. Chairman, President and Chief Executive Officer


                                      74,825                  --                    --                   --
D. Michael Stout, M.D.
  Executive Vice President of
  Medical Affairs


                                      134,825                 --                    --                   --
Jerry F. Wells, Jr.
   Executive Vice President of
   Finance, Chief
Financial        Officer

Director Compensation

Non-employee directors of UCI are paid a fee of $500 for attendance at each meeting of UCI's Board of Directors. Non-employee directors of UCI are reimbursed by UCI for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

During the fiscal year ended September 30, 1996, UCI adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provided for the granting of options to two non-employee directors for the purchase of 10,000 shares of UCI's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2002, there were stock options outstanding under the 1996 Non-Employee Plan for 10,000 shares, all of which were exercisable.

During the fiscal year ended September 30, 1997, UCI adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provided for the granting of options to four non-employee directors for the purchase of 20,000 shares of Common Stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued each to Thomas G. Faulds, Ashby M. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2002, there were stock options outstanding under the 1997 Non-Employee Plan for 15,000 shares, all of which were exercisable.

Employment Contracts

None

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended September 30, 2002, matters of executive compensation were decided by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of Dr. Little, Mr. Johnson and Mr. Potok.

Compensation Committee Report on Executive Compensation

The compensation of UCI's executive officers is generally determined by the Compensation Committee of the Board of Directors. The following report with respect to certain compensation paid or awarded to UCI's executive officers during the fiscal year ended September 30, 2002 is furnished by the directors who comprise the Compensation Committee.

General Policies. UCI's compensation program is intended to enable UCI to attract, motivate, reward and retain the management talent to achieve corporate objectives, and thereby increase shareholder value. UCI's policy is to provide incentives to senior management to achieve both short-term and long-term objectives. To attain these objectives, UCI's executive compensation program is composed of a base salary and bonus.

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

Incentive Compensation. Incentive compensation for each of Dr. McFarland and Dr. Stout was established in his respective employment agreement, both of which are no longer in effect as of the date of this report, and is most influenced by UCI's profitability. It is completely "at risk" depending upon UCI's performance. Incentive compensation is reviewed periodically and from time to time by the Compensation Committee and adjusted accordingly.

Chief Executive Officer Compensation. Dr. McFarland was one of the original founders of UCI and devoted his career to UCI since its inception in 1984. Dr. McFarland's overall compensation for the fiscal year ended September 30, 2002 consisted of his base salary and incentive compensation. In determining Dr. McFarland's compensation, the Compensation Committee evaluated Dr. McFarland's personal performance, the performance of UCI and Dr. McFarland's long-term commitment to the success of and ownership position in UCI.

Stock Options. Executive compensation includes the grant of stock options in order to more closely align the interests of the executive with the long-term interests of the shareholders.

     Report of Compensation Committee: John M. Little, Jr., MD, MBA; A. Wayne Johnson; and Charles M. Potok

Performance Graph

The following graph compares cumulative total shareholder return of UCI's common stock over a five-year period with The Nasdaq Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 1997.






                               (INSERT GRAPH HERE)







                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/97      09/30/98       09/30/99       09/30/00      09/30/01      09/30/02
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.           100.00         45.00          22.50          16.25         12.40         10.40
Nasdaq Market Index                    100.00        103.92         168.12         229.98         94.23         75.81
Peer Group                             100.00         93.24          36.76          45.57        103.61         69.79

The members of the Peer Group are AmeriPath, Inc., Continucare Corporation, IntegraMed America, Inc., Pediatrix Medical Group, Inc., and Metropolitan Health Networks. Metropolitan Health Networks replaced PhyCor, Inc., which was a member of the Peer Group for the 10-K for fiscal year ended September 30, 2001, because based on our knowledge, PhyCor, Inc. has been liquidated in bankruptcy. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization for purposes of arriving at a Peer Group average. The prices of UCI's common stock used in computing the returns reflected above are the average of the high and low bid prices reported for UCI's common stock during the fiscal quarter ended on such dates.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to UCI regarding the beneficial ownership of common stock as of December 16, 2002. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock, (ii) each director and executive officer of UCI, individually, and
(iii) all directors and executive officers of UCI, as a group. The percentages are calculated based on 9,650,515 shares of common stock outstanding on December 16, 2002.

                                                                                  Shares
                                                                               Beneficially
                                  Name                                           Owned (1)              Percentage
------------------------------------------------------------------------- --- ----------------          ------------
Main Street Healthcare Corporation (2).........................................2,901,396                  30.10
Blue Cross Blue Shield of South Carolina (3)...................................2,624,623                  27.20
M.F. McFarland, III, M.D. (4)....................................................728,519                   7.55
Harold H. Adams, Jr................................................................2,500                      --
Thomas G. Faulds......................................................................--                      --
A. Wayne Johnson (5)...........................................................2,901,396                  30.10
Ashby M. Jordan, M. D................................................................ --                      --
John M, Little, Jr., M.D..............................................................--                      --
Charles M. Potok......................................................................--                      --
D. Michael Stout, M.D. (6).......................................................357,185                    3.70
Jerry F. Wells, Jr. (7)..........................................................134,825                    1.40
All current directors and executive officers
    As a group (9 persons).....................................................4,124,425                  42.74
*   Amount represents less than 1.0 percent.

(1) Beneficial ownership reflected in the table is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise specified, each of the stockholders named in the table has indicated to us that such stockholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that stockholder.
     (2) The business address of the named beneficial owner is 2370 Main Street, Tucker, Georgia 30084.
(3) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by CHC (2,006,442 shares) and CP&C (618,181 shares), each of which is a wholly-owned subsidiary of BCBS.
(4) The business address of the named beneficial owner is 1829 Senate Street, Columbia, SC 29201. Shares reflected in the table include 206,675 shares issuable pursuant to currently exercisable stock options.
(5)......All shares reflected as beneficially owned are held of record by
         MainStreet Healthcare Corporation. Mr. Johnson is Chairman, Chief Executive Officer and a principal shareholder of MainStreet Healthcare Corporation.
(6) Includes 74,825 shares issuable pursuant to currently exercisable stock options. (7) All shares are issuable pursuant to currently exercisable stock options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2002.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans {excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)}
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity compensation plans
approved by security holders                 524,950                      2.49                       409,350

Equity compensation plans not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                   524,950                      2.49                       409,350
                                      =======================    =======================     =========================

Item 13.   Certain Relationships and Related Transactions

Administrative Services Agreements

UCI-SC has entered into an Administrative Services Agreement with DC-SC. UCI-GA has entered into Administrative Services Agreements with Doctor's Care of Tennessee, P.C. Under these Administrative Services Agreements, UCI-SC and UCI-GA perform all non-medical management of the P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures and staffing) to bill third party payors or patients, and provide all of the resources (systems, procedures and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries, operating costs of the centers and operating costs of UCI-SC and UCI-GA. Compensation guidelines for the licensed medical professionals at the P.A.'s are set by UCI-SC and UCI-GA, and UCI-SC and UCI-GA establish guidelines for establishing, selecting, hiring and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors, with the P.A.'s executing certain of the contracts at the request of a minority of payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

During UCI's fiscal years ended September 30, 2002 and 2001, the P.A.'s received an aggregate of approximately $38,527,000 and $38,117,000, respectively, in fees prior to deduction by the P.A.'s of their payroll and other related deductible costs covered under the Administrative Agreement and its predecessor agreement. For accounting purposes, the operations of the P.A.'s are combined with the operations of UCI and are reflected in our consolidated financial statements. Pursuant to the employment agreement, in effect during the period covered by this report, between DC-SC and Dr. McFarland, Dr. McFarland served as Executive Medical Director of the centers and was paid an annual salary for his services in such position. Pursuant to the employment agreement in effect during the period covered by this report between DC-SC and Dr. Stout, Dr. Stout provided medical services to DC-SC and was paid an annual salary for such services. During the period covered by this report, Dr. McFarland was the Chief Executive Officer of UCI and was the President, sole director and sole owner of DC-SC. As of November 1, 2002, Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, UCI-GA, and the P.A.'s. During the period covered by this report, Dr. Stout was the Executive Vice President of Medical Affairs for UCI, UCI-SC and UCI-GA, and was the President, sole director and sole stockholder of the P.A.'s.

Medical Center Leases

The Doctor's Care Northeast facility is leased from a partnership in which Dr. McFarland is a general partner. The lease was renewed in October 1997 for a fifteen-year term. The terms of this lease are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2002 and 2001 were $96,000 each year, plus utilities and real estate taxes.

Other Transactions with Related Parties

At October 31, 2002, CHC owned 2,006,442 shares of common stock and CP&C owned 618,181 shares of common stock, which combine to approximately 27.2 percent of the outstanding common stock. Each of CHC and CP&C is a wholly-owned subsidiary of BCBS. The following is a historical summary of purchases of common stock by BCBS subsidiaries directly from UCI.

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

The common stock acquired by CHC and CP&C directly from UCI was purchased pursuant to exemptions from the registration requirements of federal securities laws available under Section 4(2) of the 1933 Act. Consequently, the ability of the holders to resell such shares in the public market is subject to certain limitations and conditions. The shares acquired by CHC and CP&C were purchased at share prices below market value at the respective dates of purchase in part as a consequence of the lower issuance costs incurred by us in the sale of these unregistered securities and in part as consequence of the restricted nature of the shares. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the respective stock purchase agreements. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS and its subsidiaries to obtain ownership of 47 percent of the outstanding common stock in the event that UCI issues additional stock to other parties (excluding shares issued to employees or directors of UCI).

During the fiscal year ended September 30, 1998, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $1,253,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2002 is $628,000, which includes lease addenda. The terms of the lease purchase agreement are believed to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

During the fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through DC-SC, acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the fiscal year ended September 30, 1995, UCI-SC executed a $400,000 note payable to CP&C payable in monthly installments of $4,546 (including 11 percent interest) from April 1, 1995 to March 1, 2010. The terms of the agreement with CP&C are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

UCI-SC, through DC-SC, provides services to members of a health maintenance organization operated by CHC who have selected DC-SC as their primary care provider. The terms of the agreement with CHC are believed to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

Item 14.  Controls and Procedures

Annual evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there is a form of Certification. The form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the Annual Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a at least an annual basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the
Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Consolidated Financial Statements
          The financial statements listed on the Index to Financial Statements on page 30 are filed as part of this report on Form 10-K.

(a)(2) Financial Statement Schedules Required by Item 8

(a)(3)     Exhibits
           A listing of the exhibits to the Form 10-K is set forth on the
           Exhibit Index which immediately precedes such exhibits in this Form 10-K.

(b) Reports on Form 8-K
         UCI filed a Form 8-K on August 16, 2002 to report that the United States Bankruptcy Court for the District of South Carolina had confirmed plans of reorganization filed by UCI, its wholly-owned subsidiaries, and certain of our affiliates in connection with such entities' voluntary petition for protection under Chapter 11 of the Bankruptcy Code.

         UCI filed a Form 8-K on October 28, 2002 to report that UCI's Board of Directors had approved an amendment to UCI's Amended and Restated Bylaws dated November 23, 1993, as amended. Such amendment specifies the procedure for business to be properly brought before an annual or special meeting of stockholders and the process for nominations for the election of directors to UCI's Board of Directors.

         UCI filed a Form 8-K on November 13, 2002 to report that UCI's Board of Directors appointed D. Michael Stout, MD as the President and Chief Executive Officer of UCI.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page(s)

Reports of Independent Accountants........................................................................31-32

Consolidated Balance Sheets at September 30, 2002 and 2001...................................................33

Consolidated Statements of Operations for the years
         ended September 30, 2002, 2001 and 2000.............................................................34

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 2002, 2001 and 2000...............................................35

Consolidated Statements of Cash Flows for the years
         ended September 30, 2002, 2001 and 2000.............................................................36

Notes to  Consolidated Financial Statements...............................................................37-52


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and its method of reporting gains and losses on the extinguishment of debt during the year ended September 30, 2002.

/S/ SCOTT MCELVEEN, L.L.P.


Columbia, South Carolina
November 26, 2002
..

                  SIGNED ORIGINAL ON SCOTT MCELVEEN LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                        Report of Independent Accountants




To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.:

In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2000, appearing on pages 34 through 36 of the UCI Medical Affiliates, Inc.'s 2002 Form 10-K, present fairly, in all material respects, the results of operations and cash flows of UCI Medical Affiliates and its subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2000 have been prepared assuming that the Company will continue as a going concern. In 2000, the Company has a current year net loss, an accumulated deficit, and a working capital deficiency. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
December 27, 2000




                             ORIGINAL SIGNED OPINION
                                 IS ON FILE WITH
                           UCI MEDICAL AFFILIATES, INC

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                    September 30,
                                                                         -------------------------------------
                                                                               2002                2001
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                             $       269,298      $        99,429
   Accounts receivable, less allowance for doubtful accounts
     of $1,661,047 and $1,386,416                                              6,349,629            6,296,586
   Inventory                                                                     393,795              360,560
   Prepaid expenses and other current assets                                     297,178              833,732
                                                                         -----------------    ----------------
Total current assets                                                           7,309,900            7,590,307

Property and equipment, less accumulated depreciation of
   $8,149,811 and $7,128,248                                                   3,764,545            3,977,014
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814                                     3,391,942            3,391,942
Other assets                                                                      50,483               23,951
                                                                         -----------------    ----------------
Total Assets                                                             $    14,516,870      $    14,983,214
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Book overdraft                                                        $            --      $       733,094
   Current portion of long-term debt                                           1,014,829            4,858,216
   Accounts payable                                                              762,646            2,801,450
   Accrued salaries and payroll taxes                                          1,514,745            3,651,068
   Current portion of pre-petition payroll taxes                                 475,079                   --
   Other accrued liabilities                                                   1,027,299            1,790,931
                                                                         -----------------    ----------------
Total current liabilities                                                      4,794,598           13,834,759

Long-term liabilities
   Accounts payable                                                            2,083,167                   --
   Long-term portion of pre-petition payroll taxes                             4,385,060                   --
   Long-term debt, net of current portion                                      3,063,649            2,352,054
                                                                         -----------------    ----------------
Total long-term liabilities                                                    9,531,876            2,352,054
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             14,326,474           16,186,813
                                                                         -----------------    ----------------

Commitments and contingencies (Note 12)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000 and 10,000,000
    Issued and outstanding- 9,650,515 and 9,650,515 shares                       482,526              482,526
   Paid-in capital                                                            21,723,628           21,723,628
   Accumulated deficit                                                       (22,015,758)         (23,409,753)
                                                                         -----------------    ----------------
Total Stockholders' Equity (Deficiency)                                          190,396           (1,203,599)
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                               $    14,516,870      $    14,983,214
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations


                                                                             For the Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2002                    2001                  2000
                                                               ------------------      -----------------     ------------------

Revenues                                                       $    38,526,603         $    38,117,161       $    39,953,311
Operating costs                                                     36,288,348              35,545,631            38,126,570
                                                               ------------------      -----------------     ------------------
Operating margin                                                     2,238,255               2,571,530             1,826,741

General and administrative expenses                                     76,241                  50,293                86,025
Reorganization charges                                                 214,968                      --                    --
Realignment and impairment charges                                          --                 752,737             4,128,376
Depreciation and amortization                                        1,021,563               1,544,153             1,719,502
Gain on extinguishment of debt                                      (2,704,920)                     --                    --
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Income (loss) from operations                                        3,630,403                 224,347            (4,107,162)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expenses:  Interest expense and other charges
                                                                    (2,236,408)             (1,698,948)           (1,995,319)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Net income (loss)                                              $     1,393,995         $    (1,474,601)      $    (6,102,481)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Earnings (loss) per common share:
   Basic earnings (loss) per common share                            $.14                   $(.15)                $(.63)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================
   Diluted earnings (loss) per common share                          $.14                   $(.15)                $(.63)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,650,515               9,650,515             9,650,515
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding             $     9,650,515         $     9,650,515       $     9,650,515
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Years Ended September 30, 2002


                                            Common Stock                   Paid-In            Accumulated
                                   --------------------------------
                                       Shares           Par Value          Capital              Deficit                Total
                                   ----------------    ------------     ---------------    -------------------    ----------------
                                   ----------------    ------------     ---------------    -------------------    ----------------
Balance, September 30, 1999          9,650,515         $ 482,526        $  21,723,628      $  (15,832,671)        $  6,373,483
  Net loss                                  --                --                   --          (6,102,481)          (6,102,481)
                                   ----------------    ------------     ---------------    -------------------    ----------------
Balance, September 30, 2000          9,650,515           482,526           21,723,628         (21,935,152)             271,002
  Net loss                                  --                --                   --          (1,474,601)          (1,474,601)
                                   ----------------    ------------     ---------------    -------------------    ----------------
Balance, September 30, 2001          9,650,515           482,526           21,723,628         (23,409,753)          (1,203,599)
  Net income                                --                --                   --           1,393,995            1,393,995
                                   ----------------    ------------     ---------------    -------------------    ----------------
                                   ----------------    ------------     ---------------    -------------------    ----------------
Balance, September 30, 2002          9,650,515          $482,526          $21,723,628        $(22,015,758)         $   190,396
                                   ================    ============     ===============    ===================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows

                                                                             For the Years Ended September 30,
                                                                 -----------------------------------------------------------
                                                                       2002                  2001                2000
                                                                 ------------------    -----------------    ----------------
Operating activities:
Net income (loss)                                                       $1,393,995        $ (1,474,601)        $(6,102,481)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Gain on extinguishment of debt                                     (2,704,920)                   --                  --
      Provision for losses on accounts receivable                        1,845,094            1,494,915           2,808,486
      Depreciation and amortization                                      1,021,563            1,544,153           1,719,502
      Non-cash realignment and impairment charges                               --              752,737           3,567,376
      (Increase) decrease in accounts receivable                       (1,898,137)            (832,756)         (1,367,488)
      (Increase) decrease in inventory                                    (33,235)              262,937            (33,179)
      (Increase) decrease in prepaid expenses and other
        current assets                                                     536,554               99,398           (184,663)
      Increase (decrease) in accounts payable and accrued
        expenses                                                         2,216,431              869,440             640,894
                                                                 ------------------    -----------------    ----------------

Cash provided by operating activities                                    2,377,345            2,716,223           1,048,447
                                                                 ------------------    -----------------    ----------------

Investing activities:
Purchases of property and equipment                                      (809,094)            (744,063)           (857,609)
Disposals of property and equipment                                             --                   --             156,845
(Increase) decrease in other assets                                       (26,532)               17,549                  --
                                                                 ------------------    -----------------    ----------------

Cash used in investing activities                                        (835,626)            (726,514)           (700,764)
                                                                 ------------------    -----------------    ----------------

Financing activities:
Net (payments) borrowings under line-of-credit agreement                 (371,317)            (826,202)             773,001
(Decrease) increase in book overdraft                                    (733,094)            (451,163)             381,000
Payments on long-term debt                                               (267,439)            (915,842)         (1,264,916)
                                                                 ------------------    -----------------    ----------------

Cash used in financing activities                                      (1,371,850)          (2,193,207)           (110,915)
                                                                 ------------------    -----------------    ----------------

Increase (decrease) in cash and cash equivalents                           169,869            (203,498)             236,768
Cash and cash equivalents at beginning of year                              99,429              302,927              66,159
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------    ----------------

Cash and cash equivalents at end of year                                $  269,298            $  99,429          $  302,927
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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.'s through the Administrative Services Agreement, and the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2, the application of Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FASB 141 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

The P.A. enters into employment agreements with physicians for terms ranging from one to three years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license.

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

Intangible Assets

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Prior to the adoption of SFAS No. 142, costs in excess of net tangible assets acquired were stated net of accumulated amortization and amortized on a straight-line basis over periods not exceeding 15 years. Under SFAS No.142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. Other indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, and loss of key personnel or allocation of goodwill to a portion of business that is to be sold. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121"). In performing the annual impairment test, the Company compares the fair value of the Company, as determined by the current market value of the common stock, to the carrying value of the total assets, including goodwill and intangible assets. The Company completed the transitional impairment analysis and determined that no impairment existed at the time of the adoption of SFAS No.
142. Any subsequent impairment losses will be reflected in operating income in the income statement in the period in which the impairment is determined. The Company completed its annual impairment test on September 30, 2002 and determined that no impairment existed. Accordingly, no impairment charges were required.

Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                         Year Ended September 30,
                                                       --------------------------------------------------------------
                                                       ----------------- --- ------------------ --- -----------------
                                                             2002                  2001                   2000
                                                       -----------------     ------------------     -----------------
                                                       -----------------

Reported net income (loss)                             $    1,393,995        $   (1,474,601)        $   (6,102,481)
   Add back amortization of intangible assets no
      longer subject to amortization                               --               381,459                551,826
                                                       -----------------     ------------------     -----------------
                                                       -----------------     ------------------     -----------------

   Adjusted net income (loss)                               1,393,995            (1,093,142)            (5,550,655)
                                                       =================     ==================     =================
                                                       =================     ==================     =================

Basic and diluted earnings per share:
   Reported net income (loss)                          $          .14        $         (.15)        $         (.63)
   Goodwill amortization                                           --                   .04                    .06
                                                       -----------------     ------------------     -----------------
                                                       -----------------     ------------------     -----------------

   Adjusted net earnings (loss) per share              $          .14        $         (.11)        $         (.57)
                                                       =================     ==================     =================

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $230,000, $228,000 and $246,000, respectively, for the three fiscal years ended September 30, 2002.

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

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized.

Extinguishments of Debt

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 ("SFAS No. 145"), which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extingusihment of Debt" ("SFAS No. 4"). Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"
("Opinion No. 30"). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but may elect to early adopt.

The Company elected to adopt the provisions of SFAS No.145 during the fourth quarter of fiscal year 2002. The Company had no extinguishments of debt presented as an extraordinary item in prior periods and therefore, no reclassifications were necessary.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

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

Recent Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Opinion No. 30 as they relate to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements for SFAS No. 121 to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. However, SFAS No. 144 addresses various implementation issues not addressed by SFAS No. 121 or Opinion No. 30. This statement is effective for years beginning after December 15, 2001. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operation.

2.   Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company (the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). As debtor-in-possession, the Company remains in possession of their properties and assets and management of the Company continues to operate the business of the Debtors.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Company's Plans of Reorganization, as amended, were confirmed by the Court by August 8, 2002 and the Company has, therefore, emerged from the Chapter 11 protection of the Court.

Because holders of our existing voting shares immediately before confirmation received more than 50% of the voting shares of the reorganized equity, the Company did not qualify for fresh start accounting under SOP 90-7.

The more significant transactions resulting from the reorganization under Chapter 11 are as follows:

                                                                                           Accrued            Other
                                                    Accounts        Long-Term Debt      Payroll Taxes        Accrued
                                                     Payable                                               Liabilities
                                                  --------------    ----------------    --------------    --------------
                                                  --------------    ----------------    --------------    --------------

Pre-petition liability amounts, net of any
 payments made during the reorganization
 period, as approved by the Bankruptcy
 Court                                                2,537,379           6,571,513                 -         1,777,618
                                                  --------------    ----------------    --------------    --------------
                                                  --------------    ----------------    --------------    --------------

Adjustments; as a result of Chapter 11:
   Conversion of unsecured notes payable to
     accounts payable to be paid at 0% interest
     over 72 months (interest imputed at 8%
     per annum)                                         993,035           (993,035)                 -                 -

  Present value adjustment of accounts payable to be paid at 0% interest over 72 months (interest imputed at 8% per
    annum)                                            (684,601)                   -                 -                 -

  Forgiveness of convertible debenture and
    interest payable to FPA                                   -         (1,500,000)                 -         (291,919)

  Rejected executory contracts (Atlanta
    leases) under Chapter 11                                  -                   -                 -         (228,400)

  Reclassification of accrued interest and
    penalties to pre-petition payroll tax                     -                   -
    liability                                                                                 230,000         (230,000)

  Reclassification of delinquent payroll taxes
    from accrued salaries and payroll taxes to
    pre-petition payroll tax liability                        -                   -         2,373,467                 -

  Interest and penalties assessment by taxing
    authorities under Chapter 11                              -                   -         2,256,672                 -
                                                  --------------    ----------------    --------------    --------------
                                                  --------------    ----------------    --------------    --------------
          Total adjustments                             308,434         (2,493,035)         4,860,139         (750,319)
                                                  --------------    ----------------    --------------    --------------
                                                  --------------    ----------------    --------------    --------------

Confirmed liability                                   2,845,813           4,078,478         4,860,139         1,027,299
  Less current portion                                (762,646)         (1,014,829)         (475,079)       (1,027,299)
                                                  --------------    ----------------    --------------    --------------
                                                  --------------    ----------------    --------------    --------------
          Non-current portion                        $2,083,167          $3,063,649        $4,385,060           $     -
                                                  ==============    ================    ==============    ==============

As a result of the Chapter 11 reorganization, the Company recorded a gain on extinguishment of debt in the approximate amount of $2,705,000, which resulted from a discharge of a $1,500,000 of convertible subordinated debenture with accrued interest of approximately $292,000; reducing the carrying value of compromised accounts payable balance to their current present value by approximately $685,000; and the termination of certain leases, with a recorded balance of approximately $228,000.

3.       Property and Equipment

Property and equipment consists of the following at September 30:

                                                    September 30, 2002                  September 30, 2001
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                               ------------- --------------- ----------------   --------------- ---------------
------------------------------ ------------- --------------- ----------------   --------------- ---------------
                                   5-30           $ 412,750        $ 102,199         $ 412,750        $ 88,656
Building
                                   N/A               66,000               --            66,000              --
Land
                                   5-15           1,745,873        1,258,058         1,623,176       1,069,213
Leasehold Improvements
                                   1-5            1,592,579        1,275,411         1,555,451       1,124,669
Furniture & Fixtures
                                   1-5            1,402,274        1,238,807         1,402,274       1,122,277
EDP - Companion
                                   1-5            1,231,179          855,691         1,032,053         743,740
EDP - Other
                                   5-10           4,135,356        2,539,229         3,765,883       2,255,019
Medical Equipment
                                   1-5            1,260,765          844,020         1,212,576         693,857
Other Equipment
Autos                              3-10              67,580           36,396            35,099          30,817

                                             --------------- ----------------   --------------- ---------------
                                                $11,914,356       $8,149,811       $11,105,262      $7,128,248
Totals
                                             =============== ================   =============== ===============

At September 30, 2002 and 2001, capitalized leased equipment included above amounted to approximately $728,000 and $1,414,000, net of accumulated amortization of $515,751 and $841,000, respectively.

Depreciation expense equaled $1,021,563, $1,162,694, and $1,167,676 for the years ended September 30, 2002, 2001, and 2000, respectively.

4.       Income Taxes

The components of the provision for income taxes for the years ended September 30 are as follows:

                                                               2002                  2001

                                                           -------------        ---------------

Deferred:
                                                                  $  --                 $   --
   Federal
                                                                     --                     --
   State
                                                           -------------        ---------------
                                                                  $  --                 $   --
Total income tax expense
                                                           =============        ===============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2002, 2001, and 2000, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                  2002                  2001                   2000

                                            -----------------     -----------------      -----------------
                                                                  -----------------      -----------------
                                            $    614,587          $    512,974           $    573,148
Accounts receivable
                                                  17,808                15,950                 12,283
Other
                                               6,223,974             6,890,796              7,402,625
Operating loss carry forwards
                                                (370,791)             (411,518)              (429,151)
Fixed assets
Accruals                                         131,157                56,808                 82,655
                                                                  -----------------      -----------------
                                            -----------------     -----------------      -----------------
                                            $  6,616,735          $  7,065,010           $  7,641,560
Available deferred tax assets
                                            =================     =================      =================
                                                                  =================      =================
                                            $  6,616,735          $  7,065,010           $  7,641,560
Valuation allowance
                                            =================     =================      =================

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                2002                 2001                 2000

                                           ----------------     ---------------      ----------------
                                           $    473,958         $   (501,364)        $   (1,964,344)
Tax at federal statutory rate

Effect on rate of:
                                                (60,919)             119,935                730,838
   Amortization of goodwill
                                                 30,041              106,244                 21,377
   Non deductible expenses
                                                (18,504)                  --                     --
   Other
                                                 23,699              (24,281)              (106,953)
   State income taxes & other
                                               (448,275)             299,466              1,319,082
   Change in valuation allowance
                                           ----------------     ---------------      ----------------
                                           $         --         $         --         $           --

                                           ================     ===============      ================

At September 30, 2002, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,

2003                    458,112

2005                    470,006

2006                     76,306

2010                  1,944,371

2012                    645,206
2018

                      2,908,607
2019                  4,839,897
2020                  4,494,758
2021                    984,289
                ----------------
                    $16,821,552

                ================

During the year ended September 30, 1996, the Company experienced an ownership change, which limits the amount of net operating losses the Company may use on an annual basis for income tax purposes for years with NOL's that expire prior to 2011. The Company may use up to $893,507 of net operating losses on an annual basis.

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

A valuation allowance of approximately $6.6 million and $7.1 million at September 30, 2002 and 2001, respectively, remained necessary in the judgement of management because the factors noted above did not support the utilization of less than a full valuation allowance.

5.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                                        2001
                                                                                   2002
                                                                             -----------------    -----------------
Term note in the amount of $2,407,501 dated August 28, 2002, payable in monthly installments of principal and interest at a rate of prime plus 2% (prime rate is
4.75% as of September 30, 2002), maturing August 2005,
collateralized by substantially all assets of the Company.                         $2,253,520           $2,624,837

Convertible subordinated debenture (to the Company's common stock at $3.20 per share) in the amount of $1,500,000, dated October 6, 1997, interest only payable annually at the rate of 6.5%, maturing October 5, 2002.  This
debt was eliminated as part of the Company's Reorganization.                               --            1,500,000


Note payable in the amount of $1,600,000 with monthly installments of $13,328 plus interest at prime plus 2% (prime rate is 4.75 % as of
September 30, 2002), through January 1, 2009 collateralized by accounts               800,618              808,555
receivable from patients and leasehold interests and the guarantee of the
P.A.

Note payable to MainStreet Healthcare Corporation in the amount of $800,000 dated August 31, 1998, payable in monthly installments of $5,293 maturing
January 31, 2008. This debt was found to be unsecured and was
placed on accounts payable and will be paid over a 72 month period.                        --              374,109

Note payable to a financial institution in the amount of $500,000, dated April
17, 2000, payable in monthly installments of principal and interest at a rate of prime plus 1% (prime rate is 4.75% as of September 30, 2002) maturing on May 2,
2004, collateralized by common stock of the Company owned by the former
President of the Company as well as a life insurance
policy on the president of the Company.                                               165,139              267,222


Note payable to Companion Property & Casualty Insurance Company (a shareholder)
in the amount of $400,000, with monthly installments of $4,148 from August 1,
2002 to January 1, 2009, collateralized by accounts
receivable from patients.  This debt was found to be unsecured and was                     --              298,635
placed on accounts payable and will be paid out over a 72 month period.


Note payable to a financial institution in the amount of $280,000, dated May 11,
2002, with monthly installments (including interest at a variable rate of prime plus 1.5%) (prime rate is 4.75% as of September 30, 2002) of $2,377 from May
2002 to April 2005, with a final payment of all remaining
principal and accrued interest due in April 2005, collateralized by a                 204,723              221,075
mortgage on one of the Company's medical facilities with a net book value of approximately $405,000.


                                                                                                        2001
                                                                                   2002
                                                                             -----------------    -----------------



Note payable to a financial institution in the amount of $194,782, payable in monthly installments of $2,020.82 maturing on January 1, 2009, personally guaranteed by three former physician employees of the P.A.
This note was found to be unsecured and was placed on accounts payable and                 --              167,391
will be paid over 72 months.
                                                                             -----------------    -----------------
                                                                             -----------------    -----------------

                                                                                    3,424,000            6,261,824
     Subtotal


                                                                                      654,478              948,446
Capitalized lease obligations
                                                                             -----------------    -----------------
                                                                                    4,078,478            7,210,270

                                                                                  (1,014,829)          (4,858,216)
Less, current portion
                                                                             -----------------    -----------------
                                                                                   $3,063,649           $2,352,054

                                                                             =================    =================

Aggregate maturities of notes payable and capital leases are as follows:

                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                           $ 806,077            $208,752           $1,014,829
     2003
                                             767,051             158,311              925,362
     2004
                                             703,994             153,180              857,174
     2005
                                             653,514             134,235              787,749
     2006
                                             127,994                  --              127,994
     2007
                                             365,370                  --              365,370
Thereafter
                                     ----------------    ----------------     ----------------
                                          $3,424,000            $654,478           $4,078,478

                                     ================    ================     ================

6.       Employee Benefit Plans

The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 4% of the employee's earnings. The Company's matching contributions were approximately $233,000, $226,000, and $221,000 in fiscal years 2002, 2001, and
2000, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctor's Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching two times the employee's contribution percentage. The Company's matching contribution were approximately $161,000, $114,000, and $65,000 in fiscal years 2002, 2001, and
2000, respectively.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2002, there were stock options outstanding under the 1984 Plan for 9,300 shares at $.25 per share, all of which were exercisable.

Pursuant to the Company's incentive stock option plan adopted in 1994, (the 1994
Plan), incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant (or for 10% or higher shareholders, at 110% of the fair market value of the stock at the date of grant). Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment.

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the 1996 Non-Employee Plan). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006.

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the 1997 Non-Employee Plan). The 1997 Non-Employee Plan provides for the granting of options to four non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value of the date of grant. Under this plan, 5,000 options were issued and are outstanding as of September 30, 1998 to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007.

7.       Stockholders' Equity

In February 1999, the shareholders approved an increase in the number of authorized shares to 50,000,000. The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.

                                                                             1996
                                                                          Non-Employee            1997
                                    1984                1994                 Plan                 Non-Employee
       Stock Options                Plan                Plan                                         Plan
-----------------------------                        -----------          -----------             -----------
                                  ----------

Outstanding at 09/30/99                                 582,825
                                     11,600                                   10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/99                              582,825               10,000                  15,000
                                     11,600

   Forfeited FY 99/00                 (500)            (17,500)                  --                      --
                                                     -----------          -----------             -----------
                                  ----------         -----------          -----------             -----------

Outstanding at 09/30/00              11,100            565,325               10,000                  15,000
                                  ----------         -----------          -----------             -----------

   Exercisable at 09/30/00           11,100            565,325               10,000                  15,000

   Forfeited FY 00/01                    --                 --                   --                      --
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/01              11,100            565,325               10,000                  15,000
                                  ----------         -----------          -----------             -----------

  Exercisable at 09/30/01            11,100            565,325               10,000                  15,000

  Forfeited FY 01/02                 (1,800)          (224,675)                  --                      --
                                  ----------         -----------          -----------             -----------
                                  ----------         -----------          -----------             -----------
Outstanding at 09/30/02               9,300            340,650               10,000                  15,000
                                  ----------         -----------          -----------             -----------
                                  ----------         -----------          -----------             -----------

  Exercisable at 09/30/02             9,300            340,650               10,000                  15,000
                                  ----------         -----------          -----------             -----------

The Company has not granted options under any plans during fiscal years 2002, 2001, and 2000 and there have been no shares exercised during 2002, 2001, or 2000.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:

                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------

Outstanding at 09/30/99                          0.25           2.6475                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/99                      0.25           2.6475                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Granted FY 99/00                               --               --                    --                    --
    Exercised FY 99/00                             --               --                    --                    --
    Forfeited FY 99/00                            .25             3.04                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------


Outstanding at 09/30/00                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/00                       .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Granted FY 00/01                               --               --                    --                    --
    Exercised FY 00/01                             --               --                    --                    --
    Forfeited FY 00/01                             --               --                    --                    --
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/01                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/01                        .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

   Granted FY 01/02                                --               --                    --                    --
   Exercised FY 01/02                              --               --                    --                    --
   Forfeited FY 01/02                             .25             2.63                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/02                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/02                        .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

The following table summarizes options outstanding and exercisable by price range as of September 30, 2002:

                                        Options Outstanding                          Options Exercisable



-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                  9,300                2.25             .25             9,300             .25
$0.00 to $  .99
                                149,650                6.67            1.94           149,650            1.94
$1.00 to $1.99
                                137,000                3.72            2.56           137,000            2.56
$2.00 to $2.99
                                 69,000                3.65            3.35            69,000            3.35
$3.00 to $3.99
                                 10,000                1.68            4.28            10,000            4.28
$4.00 to $4.99
                         ---------------                                        --------------
                                374,950                                               374,950

                         ===============                                        ==============

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

                                                               Fiscal Year Ended September 30
                                                   --------------------------------------------------------
                                                       2002               2001                  2000

                                                   -------------    ------------------    -----------------


                                                     $1,393,995          $(1,474,601)         $(6,102,481)
Net income (loss)  - as reported
                                                      1,393,995           (1,474,601)          (6,147,481)
Net income (loss) - pro forma

Basic and diluted earnings (loss) per                       .14                 (.15)                (.63)
    share - as reported
Basic and diluted earnings (loss) per
    share - pro forma                                       .14                 (.15)                (.64)

                                                      9,650,515             9,650,515            9,650,515
Basic weighted average number of shares
Diluted weighted average number of shares             9,650,515             9,650,515            9,650,515


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               Zero
Expected Dividend Yield
                                               35.77%
Expected Stock Price Volatility
                                               5.45% to 6.75%
Risk-free Interest Rate
                                               1 - 5 years
Expected Life of Options

During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued during the three fiscal years ended September 30, 2002.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2002, 2001 and 2000:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                     --------------
Outstanding at 09/30/99                    235,000

Activity during FY 99/00:
     Exercised                                  --
     Expired                                    --
                                     --------------
Outstanding at 09/30/00                    235,000

Activity during FY 00/01:
     Exercised                                  --
     Expired                              (75,000)             2.5625         09/30/01           09/30/01
                                     --------------
Outstanding at 09/30/01                    160,000
                                     --------------
                                     --------------

Activity during FY 01/02:
    Exercised                                   --
    Expired                               (10,000)             2.5625         10/06/00           08/08/02
                                     --------------
                                     --------------
Outstanding at 09/30/02                    150,000
                                     ==============

8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2002, are as follows:

                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                                                            $ 2,584,202
                                   2003
                                                                              2,544,096
                                   2004
                                   2005                                       2,540,450
                                   2006                                       2,540,450
                                   2007                                       2,519,506
                                                                             20,184,270
                                    Thereafter
                                                                        ----------------
                                                                            $32,912,974
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal 2002, 2001, and 2000 was approximately $2,600,000, $2,900,000 and $2,700,000, respectively.

9.       Related Party Transactions

Relationship between UCI-SC and UCI-GA and the P.A.s

Pursuant to agreements between UCI-SC, UCI-GA and the P.A.'s, UCI-SC and UCI-GA provide non-medical management services and personnel, facilities, equipment and other assets to the medical centers. UCI-SC and UCI-GA guarantee the compensation of the physicians employed by the P.A.'s. The agreements also allow UCI-SC and UCI-GA to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A.'s assign all revenue generated from providing medical services to UCI-SC or UCI-GA after paying physician salaries and the cost of narcotic drugs held by the P.A.'s. P.A.'s are owned by D. Michael Stout, M.D., who is also the Chief Executive Officer for UCI, UCI-SC and UCI-GA.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company (CP&C) and Companion Technologies, Inc. ("CT"). At September 30, 2002, CHC owned 2,006,442 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 27% of the Company's outstanding common stock.

Facility Leases

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2002, 2001 and 2000 were approximately $96,000, $153,000, and $153,000, respectively.

One medical facility operated by UCI-SC is or was leased from physician employees of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2002, 2001, and 2000 were approximately $50,000, $49,000, and $49,000, respectively.

Other Transactions with Related Parties

At September 30, 2002, BCBS and its subsidiaries control 2,624,623 shares, or approximately 27% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2002 is $546,000.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C.

UCI-SC, through the P.A., provides services to members of a health maintenance organization (HMO) operated by CHC who have selected the P.A. as their primary care provider.

During fiscal years 2002, 2001, and 2000, the Company paid BCBS and its subsidiaries approximately $314,000, $110,000, and $170,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 29%, 26%, and 18% of the Company's total revenues for fiscal years 2002, 2001, and 2000.

10.      Income (Loss)  Per Share

All warrants and options to purchase shares of common stock were excluded from the calculation at September 30, 2002, 2001, and 2000, respectively, because of their antidilutive effect.

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

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $45,000 and $1,078,508, respectively. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit expenses of approximately $938,000, $938,000, and $662,000, respectively, for the three fiscal years ending September 30, 2002, are included in these financial statements.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2002, and management intends to vigorously defend the Company in such matters.

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

13.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $609,000, $1,447,000, and $1,682,000, in the years ended September 30, 2002, 2001, and 2000, respectively. The Company made no income tax payments in the years ended September 30, 2002, 2001, and 2000, respectively.

Supplemental Non-Cash Financing Activities

No capital lease obligations were incurred in fiscal years 2002, 2001, and 2000.

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

Additionally, the Company incurred costs associated with the decision to close the Atlanta centers. These costs relate primarily to exiting certain lease obligations and paying severance benefits to certain employees at the closed locations. Severance costs of $185,000 and lease obligations, net of estimated sub-lease income, of $376,000 are included in the line item Realignment and Impairment Charges.

In addition, the Company accrued approximately $600,000 of estimated operating lease obligations related to closed centers. The leasing obligation will be paid over a remaining term ranging from one to fourteen years. During fiscal year 1999, the Company changed its estimated lease obligation by approximately $329,000 when three landlords released the Company from its obligation and during fiscal year 2000, the Company changed its estimate by $29,500 relating to the one remaining lease obligation.

      Balance at September 30, 1999                                          $    162,500
           Lease payments on 1998 estimate                                        (48,000)
           Change in estimated lease obligations from fiscal year 1998             29,500
           Accrued lease obligations during fiscal year 2000                      376,000
           Accrued severance obligations during fiscal year 2000                  185,000
           Severance payments                                                    (185,000)
           Lease payments on 2000 estimate                                       (134,000)
                                                                             ----------------
      Balance at September 30, 2000                                          $    386,000
           Change in accrued lease obligations from fiscal year 1998             (290,000)
                                                                             ----------------
      Balance at September 30, 2001                                          $     96,000
           Lease payments                                                         (96,000)
                                                                             ----------------
      Balance at September 30, 2002                                          $         --
                                                                             ================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                         Title                                  Date
/s/ D. Michael Stout, MD                          President and                          December 27, 2002
------------------------
D. Michael Stout, MD Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

/s/ D. Michael Stout, MD                          President and                          December 27, 2002
------------------------
D. Michael Stout, MD Chief Executive Officer

/s/ Jerry F. Wells, Jr., CPA                      Executive Vice President and           December 27, 2002
-----------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

/s/ Harold H. Adams, Jr., CPCU                    Director                               December 27, 2002
------------------------------
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok                              Director                               December 27, 2002
--------------------
Charles M. Potok

/s/ Ashby Jordan, MD                              Director                               December 27, 2002
--------------------
Ashby Jordan, M.D.

/s/ John M. Little, Jr., MD, MBA                  Director                               December 27, 2002
--------------------------------
John M. Little, Jr., M.D., MBA


                                  CERTIFICATION

I, D. Michael Stout, MD, certify that:

1. I have reviewed this annual report on Form 10-K of UCI Medical Affiliates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 16, 2002                 /s/ D. Michael Stout, M.D.
                                         --------------------------
                                         D. Michael Stout, M.D.
                                         President & Chief Executive Officer

                                  CERTIFICATION
I, Jerry F. Wells, Jr., CPA, certify that:

1. I have reviewed this annual report on Form 10-K of UCI Medical Affiliates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and
c) Presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 16, 2002     /s/ Jerry F. Wells, Jr., CPA
                            -----------------------------------
                            Jerry F. Wells, Jr., CPA
                            Executive Vice President and Chief Financial Officer

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

                     Order of Confirmation of UCI Medical Affiliates, Inc.
      2.1            ("UCI") Dated August 7, 2002                               Exhibit 2.1 on the Form 8-K filed
                                                                                August 16, 2002
                     Order of Confirmation of UCI Medical Affiliates of
      2.2            South Carolina Dated August 5, 2002                        Exhibit 2.2 on the Form 8-K filed
                                                                                August 16, 2002
                     Order of Confirmation of UCI Medical Affiliates of
      2.3            Georgia, Inc. Dated August 7, 2002                         Exhibit 2.3 on the Form 8-K filed
                                                                                August 16, 2002
                     Order of Confirmation of Doctor's Care, P.A. Dated
      2.4            August 8, 2002                                             Exhibit 2.4 on the Form 8-K filed
                                                                                August 16, 2002
                     Order of Confirmation of  Doctor's Care of Tennessee,
      2.5            P.C. Dated August 6, 2002                                  Exhibit 2.5 on the Form 8-K filed
                                                                                August 16, 2002
                     Order of Confirmation of Doctor's Care of Georgia,
      2.6            P.C. Dated August 7, 2002                                  Exhibit 2.6 on the Form 8-K filed
                                                                                August 16, 2002
                     Plan of Reorganization for UCI
      2.7                                                                       Exhibit 2.7 on the Form 8-K filed
                     Plan of Reorganization for UCI Medical Affiliates of       August 16, 2002
      2.8            South Carolina, Inc.
                                                                                Exhibit 2.8 on the Form 8-K filed
                     Plan of Reorganization of UCI Medical Affiliates of        August 16, 2002
      2.9            Georgia, Inc.
                                                                                Exhibit 2.9 on the Form 8-K filed
                     Plan of Reorganization of Doctor's Care, P.A.              August 16, 2002
      2.10
                                                                                Exhibit 2.10 on the Form 8-K filed
                     Plan of Reorganization of Doctor's Care of Tennessee,      August 16, 2002
      2.11           P.C.
                                                                                Exhibit 2.11 on the Form 8-K filed
                     Plan of Reorganization for Doctor's Care of Georgia,       August 16, 2002
      2.12           P.C.
                                                                                Exhibit 2.12 on the Form 8-K filed
                     Joint Disclosure Statement filed of May 3, 2002            August 16, 2002
      2.13
                     Addendum to Joint Disclosure  Statement and Plans of       Exhibit 2.13 on the Form 8-K filed
      2.14           Reorganization Filed as of June 14, 2002                   August 16, 2002
                                                                                Exhibit 2.14 on the Form 8-K filed
                     Second Addendum to Plans of Reorganization Filed as        August 16, 2002
      2.15           of July 29, 2002
                                                                                Exhibit 2.15 on the Form 8-K filed
                                                                                August 16, 2002

      3.1            Amended and Restated  Certificate of  Incorporation of     Exhibit 3.1 on the Form 10-K/ASB
                     UCI                                                        filed for fiscal year 1995



      3.2            Amended and Restated Bylaws of UCI                         Exhibit 3.2 on the Form 10-K/ASB
                                                                                filed for fiscal year 1995


                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------
-----------------    -------------------------------------------------------    ------------------------------------



      3.3            Amendment to Amended and Restated Bylaws of UCI            Exhibit 3.3 on the Form 10-K/ASB
                                                                                filed for fiscal year 1996

      3.4            Amendment to Amended and Restated Bylaws of UCI            Exhibit 3.4 on the Form 8-K filed
                                                                                as of October 28, 2002

      3.5            Certificate    of   Amendment   of    Certificate   of                     58
                     Incorporation
                                                                                Exhibit 4.1 on the Form 10-K/ASB
      4.1            Convertible   Subordinated   Debenture  of  UCI  dated     filed for fiscal year 1997
                     October  6, 1997  payable to FPA  Medical  Management,
                     Inc. ("FPAMM")



      4.2            Stock  Purchase  Warrant  Agreement  dated  October 6,     Exhibit 4.2 on the Form 10-K/ASB
                     1996 between UCI and FPAMM                                 filed for fiscal year 1997



      10.1           Employment  Agreement  dated  October 1, 1995  between     Exhibit 10.4 on the Form 10-K/ASB
                     UCI-SC and M.F. McFarland, III, M.D.                       filed for fiscal year 1995



      10.2           Employment  Agreement  dated  October 1, 1995  between     Exhibit 10.5 on the Form 10-K/ASB
                     Doctor's Care, P.A. and M.F. McFarland, III, M.D.          filed for fiscal year 1995



      10.3           Employment  Agreement  dated  November 1, 1995 between     Exhibit 10.6 on the Form 10-K/ASB
                     UCI-SC and D. Michael Stout, M.D.                          filed for fiscal year 1995



      10.4           Employment   Agreement   November   1,  1995   between     Exhibit 10.7 on the Form 10-K/ASB
                     Doctor's Care, P.A. and D. Michael Stout, M.D.             filed for fiscal year 1995


      10.5           Lease and  License  Agreement  dated  March  30,  1994     Exhibit 10.8 on the Form 10-K/ASB
                     between  Doctor's  Care,  P.A.  and  Blue  Cross  Blue     filed for fiscal year 1995
                     Shield of South Carolina

                                                                                Exhibit 10.8 on the Form 10-K/ASB
      10.6           Note Payable dated  February 28, 1995 between  UCI-SC,     filed for fiscal year 1997
                     as  payor,   and   Companion   Property  and  Casualty
                     Insurance Company, as payee


                                                                                Exhibit 10.9 on the Form 10-K/ASB
      10.7           Revolving  Line of  Credit  dated  November  11,  1996     filed for fiscal year 1997
                     between Carolina First Bank and UCI


                                                                                Exhibit 10.10 on the Form 10-K/ASB
      10.8           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Harold H. Adams, Jr.


                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------


                                                                                Exhibit 10.11 on the Form 10-K/ASB
      10.9           Stock  Option  Agreement  dated March 20, 1996 between     filed for fiscal year 1997
                     UCI and Russell J. Froneberger


                                                                                Exhibit 10.12 on the Form 10-K/ASB
     10.10           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles P. Cannon


                                                                                Exhibit 10.13 on the Form 10-K/ASB
     10.11           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Thomas G. Faulds


                                                                                Exhibit 10.14 on the Form 10-K/ASB
     10.12           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Ashby Jordan, M.D.


                                                                                Exhibit 10.15 on the Form 10-K/ASB
     10.13           Stock  Option  Agreement  dated March 27, 1997 between     filed for fiscal year 1997
                     UCI and Charles M. Potok



     10.14           UCI 1994 Incentive Stock Option Plan                       Exhibit 10.9 on the Form 10-K/ASB
                                                                                filed for fiscal year 1995



     10.15           Consulting  Agreement  dated December 10, 1996 between     Exhibit 10.17 on the Form 10-K/ASB
                     UCI and Global Consulting, Inc.                            filed for fiscal year 1997

     10.16           Amendment dated August 10, 1998 to Employment              Exhibit 10.18 on the Form 10-K/ASB
                     Agreement dated October 6, 1995 between Doctor's           filed for fiscal year 1998
                     Care, P.A. and M.F. McFarland, III, M.D.

     10.17           Administrative Services Agreement dated April 24,          Exhibit 10.19 on the Form 10-QSB
                     1998 by and between Doctor's Care of Georgia, P.C.         filed for the quarter ended March
                     and UCI Medical Affiliates of Georgia, Inc.                31, 1998

     10.18           Administrative Services Agreement dated April 24,          Exhibit 10.20 on the Form 10-QSB
                     1998 by and between Doctor's Care of Tennessee, P.C.       filed for the quarter ended March
                     and UCI Medical Affiliates of Tennessee, Inc.              31, 1998


     10.19           Administrative Services Agreement dated August 11,         Exhibit 10.21 on the Form 10-K/ASB
                     1998 between UCI Medical Affiliates of South               filed for fiscal year 1997
                     Carolina, Inc. and Doctor's Care, P.A.

     10.20           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.22 on the Form 10-K/ASB
                     August 11, 1998 by and among M.F. McFarland, III,          filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of South Carolina, Inc.;
                     and Doctor's Care, P.A.

     10.21           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.23 on the Form 10-K/ASB
                     September 1, 1998 by and among D. Michael Stout,           filed for fiscal year 1998
                     M.D.; UCI Medical Affiliates of Georgia, Inc.; and
                     Doctor's Care of Georgia, P.C.

     10.22           Stock Purchase Option and Restriction Agreement dated      Exhibit 10.24 on the Form 10-K/ASB
                     July 15, 1998 by and among D. Michael Stout, M.D.;         filed for fiscal year 1998
                     UCI Medical Affiliates of Georgia, Inc.; and Doctor's
                     Care of Tennessee, P.C.


                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

     10.23           Acquisition Agreement and Plan of Reorganization           Exhibit 2 on the Form 8-K filed
                     dated February 9, 1998, by and among UCI Medical           February 17, 1998
                     Affiliates of Georgia, Inc., UCI Medical Affiliates,
                     Inc., MainStreet Healthcare Corporation; MainStreet
                     Healthcare Medical Group, P.C.; MainStreet Healthcare
                     Medical Group, P.C.; Prompt Care Medical Center,
                     Inc.; Michael J. Dare; A. Wayne Johnson; Penman
                     Private Equity and Mezzanine Fund, L.P.; and Robert
                     G. Riddett, Jr.

     10.24           First Amendment to Acquisition Agreement and Plan of       Exhibit 2.1 on Form 8-K/A filed
                     Reorganization (included as Exhibit 10.25 hereof)          April 20, 1998
                     dated April 15, 1998.

     10.25           Second Amendment to Acquisition Agreement and Plan of      Exhibit 2.2 on Form 8-K/A filed
                     Reorganization (included as Exhibit 10.25 hereof)          May 28, 1998
                     dated May 7, 1998.

     10.26           Conditional Delivery Agreement dated effective as of       Exhibit 2.3 on Form 8-K/A filed
                     May 1, 1998, by and among UCI Medical Affiliates,          July 24, 1998
                     Inc.; UCI Medical Affiliates of Georgia, Inc.; and
                     MainStreet Healthcare Corporation.

     10.27           Amendment to Conditional Delivery Agreement dated as       Exhibit 2.4 on Form 8-K/A filed
                     of July 21, 1998, by and among UCI Medical                 July 24, 1998
                     Affiliates, Inc.; UCI Medical Affiliates of Georgia,
                     Inc.;  and MainStreet Healthcare Corporation.

     10.28           Second Amendment to Conditional Delivery Agreement         Exhibit 2.5 on Form 8-K/A filed on
                     dated as of December 7, 1998, by and among UCI             December 7, 1998
                     Medical Affiliates, Inc.; UCI Medical Affiliates of
                     Georgia, Inc.; and MainStreet Healthcare Corporation.

     10.29           Amended Employment Agreement dated August 19, 1999         Exhibit 10.31 on Form 10-K/A filed
                     between UCI Medical Affiliates of South Carolina,          for fiscal year 1999
                     Inc. and M.F. McFarland, III, M.D.

     10.30           Second Amended Employment Agreement dated August 19,       Exhibit 10.32 on Form 10-K/A filed
                     1999 between Doctor's Care, P.A. and M.F. McFarland,       for fiscal year 1999
                     III, M.D.

     10.31           Stock Purchase Option and Restriction Agreement dated                      59
                     as of October 31, 2002 by and among D. Michael Stout,
                     MD; UCI Medical Affiliates of South Carolina, Inc.;
                     and Doctor's Care, P.A.


       21            Subsidiaries of the Registrant                             Exhibit 21 on the Form 10-QSB
                                                                                filed for period ending December
                                                                                31, 1997

                                                                                                63
      99.1           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002
                                                                                                64
      99.2           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002


                             EXHIBIT 3.5
                          STATE of DELAWARE
         CERTIFICATE of AMENDMENT of CERTIFICATE of INCORPORATION
                                  of
                      UCI MEDICAL AFFILIATES, INC.

         First: That the Board of Directors of UCI Medical Affiliates, Inc. by unanimous consent in writing adopted resolutions setting forth a proposed amendment of the Amended and Restated Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

         RESOLVED, that the first paragraph of the Article numbered FOURTH of the Amended and Restated Certificate of Incorporation of this corporation is amended so as to read in its entirety as follows:

                  FOURTH: The total number of shares of stock which the corporation shall have authority to issue is as follows: Fifty Million (50,000,000) shares of Common Stock, having a par value of five cents ($0.05) per share, amounting in the aggregate to Two Million Five Hundred Thousand Dollars ($2,500,000), and Ten Million (10,000,000) shares of Preferred Stock having a par value of one cent ($0.01) per share, amounting in the aggregate to One Hundred Thousand Dollars ($100,000).

         Second: That thereafter, pursuant to resolution of its Board of Directors, a meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

         Third: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.

     In Witness Whereof, said UCI Medical Affiliates, Inc. has caused this certificate to be signed by M. F. McFarland, III, M.D., its President, and attested by Jerry F. Wells, Jr., its Secretary, this 24th day of February, A.D. 1999.

                          UCI MEDICAL AFFILIATES, INC.

                          By: /s/ M.F. McFarland, III, M.D.
                          M.F. McFarland, III, M.D.
                          President

                          Attest: /s/ Jerry F. Wells, Jr.
                          Jerry F. Wells, Jr.
                          Secretary

                                  EXHIBIT 10.31


                 STOCK PURCHASE OPTION AND RESTRICTION AGREEMENT


     THIS STOCK PURCHASE OPTION AND RESTRICTION AGREEMENT (the "Option") is made as of this 21st day of November, 2002, to be effective as of October 31, 2002, by and among D. Michael Stout, M.D. (the "Shareholder"), UCI Medical Affiliates of South Carolina, Inc., a South Carolina corporation ("UCI of SC"), and Doctor's Care, P.A., a South Carolina professional corporation (the "Company").

         WHEREAS, effective as of October 31, 2002, M. F. McFarland, III, M.D. ("McFarland") sold to the Shareholder 900 of the issued and outstanding shares (the "Shares") of the common stock of the Company, pursuant to the direction of UCI of SC under that certain Stock Purchase Option and Restriction Agreement by and among the Company, UCI of SC, and McFarland dated August 11, 1998;

         WHEREAS, in connection with the above-described sale of stock, UCI of SC requires that the Shareholder grant this Option pursuant to which UCI of SC may require that the Shareholder offer to sell any and all shares of the common stock of the Company owned by Shareholder, including but not limited to the Shares, to a person or persons selected by UCI of SC in accordance with the terms and conditions set forth herein; and

         WHEREAS, the Shareholder is the sole shareholder of the Company, and the Shares represent all the issued and outstanding capital stock of the Company.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are acknowledged, the Shareholder hereby irrevocably grants unto UCI of SC and its successors and assigns (the "Option holder") an option to the person or persons selected by the Option holder (the "Purchaser") to purchase any and all shares of the common stock of the Company now or hereafter owned by Shareholder, including but not limited to the Shares, at the price and upon the terms and conditions described herein, exercisable upon presentation of this Option and payment of the purchase price as follows:

         1. Option Share: Shareholder represents and warrants that: (a) as of the date hereof, the Shares constitute all the issued and outstanding shares of stock or other securities held directly or indirectly by Shareholder in the Company; and (b) Shareholder owns, and shall deliver at the closing (as described below), the Shares free and clear of all of pledges, options, security interests, liens, claims, or other encumbrances whatsoever and has full right, power, and authority to option and transfer the Shares as described herein.

         2. Exercise Price: Exercise of this Option requires the payment of One Hundred and No/100 ($100.00) Dollars in cash or personal check by the Purchaser to the Shareholder (the "Exercise Price").

         3. Option Period: This Option shall expire, and the Shareholder's restrictions hereunder shall terminate, upon the earlier of (i) three years after the effective date of the dissolution of the Company, unless the Company is earlier reinstated pursuant to the South Carolina Business Corporation Code, as amended, in which event this Option shall not terminate; or (ii) the consummation of the exercise of this Option as set forth herein; or (iii) the written consent of UCI of SC.

         4. Option Exercise: The Option holder may exercise this Option by providing written notice (an "Exercise Notice") indicating the name of the Purchaser(s), to the Shareholder at the Shareholder's notice address set forth below, whereupon closing of the purchase of the Share shall take place at the date set forth in the Exercise Notice (but not sooner than one (1) day nor later than ten (10) days after the date the Exercise Notice is delivered to the Shareholder), or at such other date as the Purchaser and the Shareholder shall agree. Closing shall take place at the principal office of UCI of SC in Columbia, South Carolina, or at such other place as the Option holder and the Shareholder shall agree. The purchase of the Shares pursuant to this Option shall be effective for all purposes at the time the Purchaser tenders payment to the Shareholder of the Exercise Price.

         5. Transfer Upon Exercise: Upon delivery to the Shareholder of the Exercise Notice by the Option holder, the Shareholder (or in the event of the Shareholder's death, the personal representative of Shareholder) shall timely deliver or cause to be delivered to the Purchaser on the date and at the place of closing set forth in the Exercise Notice such stock certificates and stock powers, duly endorsed for transfer, as are necessary to complete the transfer of the Shares to Purchaser. Upon delivery to the Purchaser of such instruments, the Purchaser shall immediately pay the Exercise Price to the Shareholder.

         6. Restrictions on Shares: So long as this Option remains outstanding,
(a) the Shareholder shall retain full title to, and reserve for the benefit of the Option holder, the Shares; (b) certificates representing the Shares shall bear an appropriate legend reflecting the Option holder's rights under this Option; and (c) the Shareholder shall not transfer the Shares except pursuant to this Option without the Option holder's prior written consent which may be withheld for any or no reason. Any transfer in violation of this Section shall be null, void, and without effect. The Shareholder hereby acknowledges that the restrictions set forth in this Section are necessary to maintain the number and identity of the shareholders of the Company and are not manifestly unreasonable. Each certificate evidencing shares of stock of the Company now or hereafter held by the Shareholder shall bear a conspicuous statement in substantially the following form:

                  THE SHARES EVIDENCED BY THIS CERTIFICATE ARE SUBJECT TO THAT CERTAIN STOCK PURCHASE OPTION AND RESTRICTION AGREEMENT (THE "OPTION"), A COPY OF WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY. ANY PURPORTED TRANSFER OR DISPOSITION OF SUCH SHARES IN VIOLATION OF THE OPTION SHALL BE COMPLETELY NULL AND VOID.


         7. Voting and Other Shareholder Rights: Option holder shall have none of the voting or other rights of a shareholder with respect to the Share which are the subject of this Option granted hereby until such Share has been fully paid for upon valid exercise of this Option.

         8. Anti-Dilution Features: In the event that the Company proposes, while this Option remains outstanding, (a) to make a stock dividend, stock distribution, stock split, reverse stock split, stock reclassification, or (b) to undergo a recapitalization, merger, consolidation, share exchange, or sale of all or substantially all assets in return for securities of another company, the Exercise Price and/or the number of shares subject to this Option shall be adjusted equitably so that the Option holder shall be entitled to require that the Shareholder transfer to the Purchaser appointed by the Option holder for a proportionate aggregate price an equity and economic position in the Company consistent with the equity and economic position in the Company available under this Option at the date hereof. Notwithstanding anything contained herein to the contrary, in the event for any reason the Shareholder is the owner of multiple shares of the capital stock of the Company, the term "Shares" as used herein shall be deemed to include any and all such shares of the capital stock of the Company owned by Shareholder from time to time.

         9. Resignation: The Shareholder shall be deemed to have resigned as an officer and director of the Company at the time the Purchaser tenders payment to the Shareholder of the Exercise Price as set forth in Section 4.

         10. License to Practice Medicine: The Shareholder hereby represents and warrants that as of the date hereof Shareholder is licensed to practice medicine in the State of South Carolina.

         11. Notice of Certain Events: So long as this Option has not expired or been terminated pursuant to Section 3 hereof, (i) if the Company shall desire to amend its bylaws or its Articles of Incorporation; or (ii) if any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, sale lease, or transfer of all or substantially all of the property and assets of the Company shall desire to be effected; or (iii) if the Company shall desire to pay any dividend, in shares of stock or cash or otherwise, or make any distribution upon the shares of its capital stock, then in any such case, the Company shall cause to be delivered to the Option holder, at least thirty (30) days prior to the record date fixed for the purpose of determining shareholders entitled to vote on such action, or to receive such dividend, distribution, or offer, or to receive shares or other assets deliverable upon such reorganization, reclassification, consolidation, merger, sale, lease, transfer, dissolution, liquidation, or winding up, as the case may be, a notice containing a brief description of the proposed action and stating such record date.

         12. Specific Performance: Each party hereto acknowledges and agrees that the other parties hereto would be damaged irreparably in the event any of the provisions of this Option are not performed in accordance with their specific terms or otherwise breached. Accordingly, each party agrees that the other parties hereto shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Option and to specifically enforce this Option and the terms and provisions hereof in any action instituted in any court of the United States of any state thereof having jurisdiction over the parties and the matter, in addition to any other remedy to which it may be entitled, at law or in equity.

         13. Miscellaneous: The Option holder shall be entitled to assign this Option to any person or other entity, including but not limited to any corporation controlled by or under common control with the Option holder, or in connection with the acquisition of, or the sale of substantially all of, the assets of the Option holder. This option may not be assigned by Shareholder without the prior written consent of the Option holder. This Option shall inure to the benefit of the Option holder and its successors and assigns and shall be binding upon the Shareholder and his heirs and permitted assigns. This Option may be modified or amended, and rights and obligations hereunder may be waived, only in writing, signed by the Option holder and the Shareholder. This Option shall be governed by and construed in accordance with the laws of the State of South Carolina. The parties consent to jurisdiction and venue for any dispute arising hereunder in the courts for Richland County, South Carolina. All terms and provisions of this Option shall be severable from all other terms and provisions of this Option. Notices required or permitted hereunder must be in writing and shall be deemed given when placed in the U.S. certified mail, return receipt requested, with postage prepaid, addressed to the recipient at the notice address set forth below, or when personally delivered to the recipient.

                            [SIGNATURE PAGE ATTACHED]

         IN WITNESS WHEREOF, the parties hereto have executed this Stock Purchase Option and Restriction Agreement under seal to be legally binding and effective this 31st day of October, 2002.

Notice Addresses:                   SHAREHOLDER:
----------------                    -----------

4416 Forest Drive
Columbia, SC 29206                  /s/ D. Michael Stout, M.D.
                                    --------------------------
                                    D. Michael Stout, M.D.


                                    UCI OF SC:
                                    ---------

                                  UCI MEDICAL AFFILIATES OF SOUTH CAROLINA, INC.

4416 Forest Drive
Columbia, South Carolina 29206    By:  /s/ Jerry F. Wells, Jr.
                                       -----------------------
Attn:  Jerry F. Wells, Jr.            Jerry F. Wells, Jr.
                                      Its:  Executive Vice-President and CFO

                                                         COMPANY:

                                 DOCTOR'S CARE, P.A.

4416 Forest Drive
Columbia, South Carolina 29201   By:  /s/ Jerry F. Wells, Jr.
                                      -----------------------
Attn: Jerry F. Wells, Jr.            Jerry F. Wells, Jr.
                                 Its: Secretary

                                  EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of UCI Medical Affiliates, Inc. (the "Company) on Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Michael Stout, M.D., President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 16, 2002                        /s/ D. Michael Stout, M.D.
                                         --------------------------
                                         D. Michael Stout, M.D.
                                         President and Chief Executive Officer

                                  EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of UCI Medical Affiliates, Inc. (the "Company) on Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry F. Wells, Jr., Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 16, 2002                       /s/ Jerry F. Wells, Jr.
                                        -----------------------
                                        Jerry F. Wells, Jr.
                                        Executive Vice President
                                        and Chief Financial Officer