Form 10-Q
period 2002-12-31
UCI MEDICAL AFFILIATES INC
filed 2003-02-12
CIK 737561

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                      December 31, 2002
                                    ------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:                                to
                                    --------------------------    ------------

Commission file number:                                       0-13265
                                    ------------------------------------------

                              UCI MEDICAL AFFILIATES, INC.
----------------------------------------------------------------
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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes
( ) No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    9,650,515 shares of $.05 common stock outstanding at December 31, 2002
-------------------------------------------------------------------------------

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2002
                           and September 30, 2002                                                     3

                           Condensed Consolidated Statements of Operations for the quarters
                           ended December 31, 2002 and December 31, 2001                              4

                           Condensed Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 2002 and December 31, 2001                              5

                           Notes to Condensed Consolidated Financial Statements                 6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  9 -  13

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                14

                  Item 4   Controls and Procedures                                              15 - 16

PART II           OTHER INFORMATION

                  Items 1-6                                                                     17 - 18


SIGNATURES                                                                                           19


                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       December 31, 2002       September 30,
                                                                                                    2002
                                                                       -------------------    -----------------

(unaudited) (audited)
Assets
Current assets
   Cash and cash equivalents                                                   $   57,487     $       269,298
   Accounts receivable, less allowance for doubtful accounts
       of $1,703,269 and $1,661,047                                             6,691,072           6,349,629
   Inventory                                                                      393,795             393,795
   Prepaid expenses and other current assets                                      514,777             297,178
                                                                       -------------------    -----------------
Total current assets                                                            7,657,131           7,309,900

Property and equipment less accumulated depreciation of
   $8,384,583 and $8,149,811                                                    3,747,169           3,764,545
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                        3,391,942           3,391,942
Other assets                                                                       50,483              50,483
                                                                       -------------------    -----------------
Total Assets                                                                $  14,846,725     $    14,516,870
                                                                       ===================    =================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                      $       998,397     $
                                                                                                    1,014,829
   Accounts payable                                                               707,281             762,646
   Accrued salaries and payroll taxes                                           1,425,357           1,514,745
   Current portion of pre-petition payroll taxes                                  456,139             475,079
   Other accrued liabilities                                                    1,014,514           1,027,299
                                                                       -------------------    -----------------
Total current liabilities                                                       4,601,688           4,794,598

Long-term liabilities
   Accounts payable                                                             2,652,797           2,083,167
   Long-term portion of pre-petition payroll taxes                              4,252,263           4,385,060
   Long-term debt, net of current portion                                       2,777,277           3,063,649
                                                                       -------------------    -----------------
                                                                       -------------------    -----------------
Total long-term liabilities                                                     9,682,337           9,531,876
                                                                       -------------------    -----------------
Total Liabilities                                                              14,284,025          14,326,474
                                                                       -------------------    -----------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - none issued; 10,000,000                                   --                     --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                      482,526             482,526
   Paid-in capital                                                             21,723,628          21,723,628
   Accumulated deficit                                                       (21,643,454)         (22,015,758)
                                                                       -------------------    -----------------
Total Stockholders' Equity                                                        562,700             190,396
                                                                       -------------------    -----------------

Total Liabilities and Stockholders' Equity                                  $  14,846,725     $    14,516,870
                                                                       ===================    =================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            Three Months Ended December 31,
                                                                     2002                    2001
                                                              --------------------     ------------------

Revenues                                                              $10,296,744             $9,230,506
Operating costs                                                         9,472,378              8,550,911
                                                              --------------------     ------------------
Operating margin                                                          824,366                679,595

General and administrative expenses                                        22,010                 17,000
Depreciation and amortization                                             234,772                262,919
                                                              --------------------     ------------------
Income (loss) from operations                                             567,584                399,676

Other income (expense)
   Interest expense, net of interest income                             (195,280)              (201,644)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before benefit (provision) for income taxes                        372,304                198,032
Benefit (provision) for income taxes                                       --                       --
                                                              --------------------     ------------------

Net income                                                              $ 372,304              $ 198,032
                                                                                       ==================
                                                              ====================

Basic earnings per share                                                 $    .04               $    .02
                                                              ====================     ==================

Basic weighted average common shares outstanding                        9,650,515              9,650,515
                                                              ====================     ==================

Diluted earnings per share                                               $    .04               $    .02
                                                              ====================     ==================

Diluted weighted average common shares outstanding                      9,650,515              9,652,811
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                             Three Months Ended December 31,
                                                                       2002                  2001
                                                                 ------------------    -----------------
Operating activities:
Net income                                                               $ 372,304            $ 198,032
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          410,463              463,107
      Depreciation and amortization                                        234,772              262,919
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                            (751,906)            (554,355)
   (Increase) decrease in prepaid expenses and other
      current assets                                                     (217,599)              361,863
   Increase (decrease) in accounts payable and accrued
      expenses                                                             260,355              264,288
                                                                                       -----------------
                                                                 ------------------

Cash provided by operating activities                                      308,389              995,854
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (217,396)             (46,133)
(Increase) decrease in other assets                                           --               (10,625)
                                                                                       -----------------
                                                                 ------------------

Cash used in investing activities                                        (217,396)             (56,758)
                                                                 ------------------    -----------------

Financing activities:
Payments on long-term debt                                               (302,804)            (669,667)
                                                                 ------------------    -----------------

Cash used in financing activities                                        (302,804)            (669,667)
                                                                 ------------------    -----------------

(Decrease) increase in cash and cash equivalents                         (211,811)              269,429
Cash and cash equivalents at beginning of period                           269,298               99,429
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                                $ 57,487            $ 368,858
                                                                 ==================    =================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2002.

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

The Company operates as one segment.


NOTE 2.  BUSINESS COMBINATIONS AND INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangibles. Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2002, and we determined there had not been any impairment.


NOTE 3.  EARNINGS PER SHARE

The computation of basic earnings (loss) per share and diluted earnings (loss) per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.


NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.


NOTE 5.  CHAPTER 11 BANKRUPTCY FILING

On November 2, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). As debtors-in-possession, the Company remained in possession of its properties and assets, and its management continued to operate its business. As debtors-in-possession, the Company was authorized to continue to operate its businesses, but it was not allowed to engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness from the Company, as well as most other pending litigation against the Company, were stayed. In addition, as debtors-in-possession, the Company had the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Bankruptcy Court confirmed each of the Company's Plans of Reorganization, as amended, by August 8, 2002, and the Company has, therefore, emerged from the Chapter 11 protection of the Court.

               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this report and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


                                     PART I
                              FINANCIAL INFORMATION
                                     ITEM 2


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CRITICAL ACCOUNTING POLICIES AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which we believe, is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, we have a long-term financial interest in the affiliated practices of the P.A.'s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and APB No. 16 (Business Combinations), UCI must consolidate the results of the affiliated practices with those of UCI.

The P.A.'s enter into employment agreements with physicians for terms ranging from one to three years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of December 31, 2002 and 2001, the P.A.'s employed 114 and 109 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We do not allocate all indirect costs incurred at the corporate offices to the Centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). As debtors-in-possession, we remained in possession of our properties and assets, and our management continued to operate our business.

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

The Bankruptcy Court confirmed each of our Plans of Reorganization, as amended, by August 8, 2002 and we have, therefore, emerged from the Chapter 11 protection of the Bankruptcy Court.

Because holders of our existing voting shares immediately before confirmation received more than 50% of the voting shares of the reorganized equity, we did not qualify for fresh start accounting under SOP 90-7.

Results of Operations

UCI provides nonmedical management and administrative services for a network of 41 freestanding medical centers (the "Centers"), 39 of which are located throughout South Carolina and two are located in Knoxville, Tennessee (29 operating as Doctorss.s Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, and ten as Progressive Physical Therapy Services in South Carolina and one as Progressive Physical Therapy Services in Knoxville, Tennessee).

Revenues of $10,297,000 for the quarter ended December 31, 2002 reflect an increase of $1,066,000 or 12% from those of the quarter ended December 31, 2001. This increase is the result of an increase in the volume of ancillary services (such as physical therapy and laboratory tests) being offered at our facilities. An intense advertising campaign has also been launched in the upstate region of South Carolina that has increased patient volume.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2002, and we determined there has not been any impairment.

Patient encounters increased to approximately 113,000 in the first quarter of fiscal year 2003 from 109,000 in the first quarter of fiscal year 2002.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 9,000 lives at December 31, 2002. As of December 31, 2002, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2003 and 2002 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, which were developed to spotlight our services for industry. We derived approximately 17% and 21% of our total revenues from these occupational medicine services in the first quarter of 2003 and 2002, respectively.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2003 and 2002.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2003         2002           2003        2002
                                                            ------------ -----------    ------------ ----------
                                                                16           16             11          14
        Patient Pay
                                                                10           10              5           6
        Employer Paid
                                                                 7           8               8           8
        HMO
                                                                10           10             12          15
        Workers Compensation
                                                                11           12              7           9
        Medicare/Medicaid
                                                                42           41             51          43
        Managed Care Insurance
                                                                 4           3               6           5
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $824,000 during the first quarter of fiscal 2003 as compared to an operating margin of $680,000 for the first quarter of fiscal 2002.

Our management believes that the increase in margin was the increase in ancillary services being offered to our patients. However, the personnel cost increases that continue will place continuing pressure on our margin and are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of our patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our Centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Our management expects this trend to continue.

Depreciation and amortization expense decreased slightly to $235,000 in the first quarter of fiscal 2003, down from $263,000 in the first quarter of fiscal 2002 and is the result of normal asset write-off. Interest expense decreased from $202,000 in the first quarter of fiscal 2002 to $195,000 in the first quarter of fiscal 2003.

Financial Condition at December 31, 2002

Cash and cash equivalents decreased by $212,000 during the quarter ended December 31, 2002 mainly as a result of timing of payments and payroll.

Accounts receivable increased by $341,000 during the quarter and is related to the timing of the keying of remittances from insurance carriers and an overall increase in revenues.

Long-term debt decreased from $4,078,000 at September 30, 2002 to $3,776,000 at December 31, 2002. Regular principal pay-downs of approximately $302,000 were made during the quarter. Our management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the availability of additional debt financing.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing (including bank debt and proceeds from the sale of common stock to Companion HealthCare Corporation and Companion Property & Casualty) and credit extended by suppliers.

As of December 31, 2002, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $308,000 of cash during the first quarter of fiscal year 2003, compared with $996,000 during the first quarter of fiscal year 2002. This decrease is mainly due to the pre-payment of certain of our liabilities, as noted in the increase in prepaid assets with an offset by an increase in accounts receivable.

Investing activities used $57,000 in the first quarter of fiscal year 2002 as compared to $217,000 in the first quarter of fiscal year 2003. This increase is due to purchases of needed equipment for our operating sites.

Financing activities utilized $303,000 in cash during the quarter for debt reduction.

                                     ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which includes credit facilities with financial institutions used to maintain liquidity and fund our business operations, as well as notes payable to various third parties in connection with certain acquisitions of property and equipment. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. The definitive extent of our interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not currently use derivative instruments to adjust our interest rate risk profile.

Approximately $1,400,000 of the Company's debt at December 31, 2002 was subject to fixed interest rates and principal payments. Approximately $2,400,000 of our debt at December 31, 2002 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2002, our interest expense on an annualized basis would increase approximately $24,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

                                     ITEM 4

                             CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there is a form of Certification. The form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on at least a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II
                                OTHER INFORMATION



Item 1            Legal Proceedings

                  We are not a party to any pending litigation other than routine litigation incidental to the business or that is immaterial in amount of damages sought.

                  Chapter 11 Bankruptcy Filing

                  On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). As debtors-in-possession we remained in possession of our properties and assets, and our management continued to operate our business. As debtors-in-possession, we were authorized to continue to operate our businesses, but we were not allowed to engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of us, as well as most other pending litigation against us, were stayed. In addition, as debtors-in-possession, we had the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

                  The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

                  The Bankruptcy Court confirmed each of our Plans of Reorganization, as amended, by August 8, 2002, and we have, therefore, emerged from the Chapter 11 protection of the Bankruptcy Court.

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

(b) Reports on Form 8-K.

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

                  UCI filed a Form 8-K on November 13, 2002 to report that UCI's Board of Directors appointed D. Michael Stout, M.D. as the President and Chief Executive Officer of UCI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


------------------------------                 --------------------------------
D. Michael Stout, M.D.                         Jerry F. Wells, Jr., CPA
President and Chief Executive Officer          Executive Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer



Date:  February 12, 2003

                                  CERTIFICATION

I, D. Michael Stout, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of UCI Medical Affiliates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 12, 2003                   /s/ D. Michael Stout, M.D.
                                           --------------------------
                                           D. Michael Stout, M.D.
                                           President & Chief Executive Officer

                                  CERTIFICATION

I, Jerry F. Wells, Jr., CPA, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UCI Medical Affiliates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 12, 2003                   /s/ Jerry F. Wells, Jr., CPA
                                          -----------------------------------
                                          Jerry F. Wells, Jr., CPA
                                          Executive Vice President
                                          and Chief Financial Officer

                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

                                                                                                19
      99.1           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002
                                                                                                20
      99.2           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002


                                  EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Michael Stout, M.D., President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 12, 2003                       /s/ D. Michael Stout, M.D.
                                        --------------------------
                                        D. Michael Stout, M.D.
                                        President and Chief Executive Officer

                                  EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry F. Wells, Jr., CPA, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 12, 2003                           /s/ Jerry F. Wells, Jr., CPA
                                            ----------------------------
                                            Jerry F. Wells, Jr., CPA
                                            Executive Vice President
                                            and Chief Financial Officer