Form 10-Q
period 2003-03-31
UCI MEDICAL AFFILIATES INC
filed 2003-05-13
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 2003
                                    ----------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to
                                    ---------------------    -----------------

Commission file number:                           0-13265
                                    ------------------------------------------

                         UCI MEDICAL AFFILIATES, INC.
                        -----------------------------
              (Exact name of Registrant as specified in its charter)

Delaware                                           59-2225346
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
          or organization)

                      4416 Forest Drive, Columbia, SC 29206
                    (Address of principal executive offices)

                                (803)782-4278
                 (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           9,650,515 shares of $.05 common stock outstanding at March 31, 2003

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            March 31, 2003 and September 30, 2002                                    3

                           Condensed Consolidated Statements of Operations for the
                           three and six months ended March 31, 2003 and March 31, 2002              4

                           Condensed Consolidated Statements of Cash Flows
                           for the six months ended March 31, 2003 and March 31, 2002                5

                           Notes to Condensed Consolidated Financial Statements                      6-7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       8-12

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                  13

                  Item 4   Controls and Procedures                                                  14-15

PART II           OTHER INFORMATION

                  Items 1-6                                                                            16


SIGNATURES                                                                                             17


                                           UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2003       September 30, 2002
                                                                     -------------------    -----------------------
                                                                          (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                                 $  268,346     $       269,298
   Accounts receivable, less allowance for doubtful accounts
       of $1,771,085 and $1,661,047                                           6,876,164           6,349,629
   Inventory                                                                    393,795             393,795
   Prepaid expenses and other current assets                                    560,519             297,178
                                                                     -------------------    -----------------------
Total current assets                                                          8,098,824           7,309,900
Property and equipment, less accumulated depreciation of
   $8,618,716 and $8,149,811                                                  3,798,493           3,764,545
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                      3,391,942           3,391,942
Other assets                                                                     47,618              50,483
                                                                     -------------------    -----------------------
Total Assets                                                                $15,336,877     $    14,516,870
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                         $  986,090     $        1,014,829
   Accounts payable                                                             892,774             762,646
   Accrued salaries and payroll taxes                                         1,609,437           1,514,745
   Current portion of payroll taxes                                             691,599             475,079
   Other accrued liabilities                                                    992,134           1,027,299
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                     5,172,034           4,794,598

Long-term liabilities
    Accounts payable                                                          2,364,078           2,083,167
    Long-term portion of payroll taxes                                        3,863,628           4,385,060
    Long-term debt, net of current portion                                    2,674,130           3,063,649
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total long-term liabilities                                                   8,901,836           9,531,876
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total Liabilities                                                            14,073,870          14,326,474
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                 --                     --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                    482,526             482,526
   Paid-in capital                                                           21,723,628          21,723,628
   Accumulated deficit                                                     (20,943,147)         (22,015,758)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                    1,263,007             190,396
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                  $15,336,877     $    14,516,870
                                                                     ===================    =======================


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                UCI MEDICAL AFFILIATES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                     -----------------------------------    -------------------------------------
                                                          2003                2002               2003                 2002
                                                     ----------------    ---------------    ---------------      ----------------

Revenues                                                $ 11,013,405        $ 9,749,507       $ 21,310,149          $ 18,980,013
Operating costs                                            9,833,985          8,943,279         19,306,362            17,494,190
                                                     ----------------    ---------------    ---------------      ----------------
Operating margin                                           1,179,420            806,228          2,003,787             1,485,823

General and administrative expenses                           16,619             11,000             38,630                28,000
Depreciation and amortization                                234,133            258,073            468,905               520,992
                                                     ----------------    ---------------    ---------------      ----------------
Income from operations                                       928,668            537,155          1,496,252               936,831
                                                     ----------------    ---------------    ---------------      ----------------

Other expense
   Interest expense, net of interest income                (203,361)          (193,591)          (398,641)             (395,235)

Income before benefit (provision) for
   income taxes                                              725,307            343,564          1,097,611               541,596
Provision for income taxes                                  (25,000)                  0           (25,000)                     0
                                                     ----------------    ---------------    ---------------      ----------------

Net income                                                $  700,307          $ 343,564        $ 1,072,611             $ 541,596
                                                                         ===============    ===============      ================
                                                     ================

Basic earnings per share                                    $    .07           $    .04          $     .11              $    .06
                                                     ================    ===============    ===============      ================

Basic weighted average common shares
   outstanding                                             9,650,515          9,650,515          9,650,515             9,650,515
                                                     ================    ===============    ===============      ================
                                                                                            ===============      ================

Diluted earnings per share                                  $    .07           $    .04           $    .11              $    .06
                                                     ================    ===============    ===============      ================
                                                                                            ===============      ================

Diluted weighted average common shares
  outstanding                                              9,650,515          9,650,515          9,650,515             9,650,515
                                                     ================    ===============    ===============      ================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2003                  2002
                                                                 ------------------    ------------------
Operating activities:
Net income                                                             $ 1,072,611             $ 541,596
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          850,293               857,708
      Depreciation and amortization                                        468,905               520,992
Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (1,376,828)             (846,966)
    (Increase) decrease in prepaid expenses and other
      current assets                                                     (263,341)               253,835
    Increase (decrease) in accounts payable and accrued
      expenses                                                             165,654              (30,459)
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                      917,294             1,296,706
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (502,853)             (149,221)
(Increase) decrease in other assets                                          2,865              (31,223)
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                        (499,988)             (180,444)
                                                                 ------------------    ------------------

Financing activities:
Payments on long-term debt                                               (418,258)           (1,151,826)
                                                                 ------------------    ------------------

Cash used in financing activities                                        (418,258)           (1,151,826)
                                                                 ------------------    ------------------

Decrease in cash and cash equivalents                                        (952)              (35,564)
Cash and cash equivalents at beginning of period                           269,298                99,429
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  268,346             $  63,865
                                                                 ==================    ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

The Company operates as one segment.

NOTE 2.  BUSINESS COMBINATIONS AND INTANGIBLES
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangibles. Pursuant to SFAS No. 142, management tested goodwill for impairment in the fourth quarter of 2002, and determined there had not been any impairment.

NOTE 3.  EARNINGS PER SHARE
The computation of basic earnings per share and diluted earnings per share is in conformity with the provisions of Statement of Financial Accounting Standards No. 128.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS
     On January 1, 2003, the Company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 provides guidance on the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not materially impact the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("Fin 46"). Many variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures, but this interpretation applies to a larger population of entities. In general, a variable interest entity ("VIE") is any legal structure used for business purposes that either: (1) does not have equity investors with voting rights, or
(2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under Fin 46, the VIE is required to be consolidated by the Company if it is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns. The consolidation requirements of FIN 46 apply to VIEs created after January 31, 2003 and apply to existing VIEs in the first year or interim period beginning after June 15, 2003. The Company has adopted FIN 46, and it did not have a material impact of the Company's consolidated financial statements.

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


                                     PART I
                              FINANCIAL INFORMATION
                                     ITEM 2


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CRITICAL ACCOUNTING POLICIES AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2003 and September 30, 2002, we recorded a valuation allowance that reduced our deferred tax assets to equal our deferred tax liability.

Our consolidated financial statements include the accounts of UCI, UCI-SC, UCI-GA and the P.A. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with the P.A.'s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, we have a long-term financial interest in the affiliated practices of the P.A.'s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FASB No. 16 (Business Combinations), we must consolidate the results of the affiliated practices with those of UCI.

The P.A. enters into employment agreements with physicians for terms ranging from one to three years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of March 31, 2003 and 2002, the P.A. employed 112 and 111 medical providers, respectively.

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

The Bankruptcy Court approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court allowed for the retention of legal and financial professionals to advise us in the bankruptcy proceedings.

The Bankruptcy Court confirmed each of our Plans of Reorganization, as amended, by August 8, 2002 and we have, therefore, emerged from the Chapter 11 protection of the Bankruptcy Court.

Because holders of our existing voting shares immediately before confirmation received more than 50% of the voting shares of the reorganized equity, we did not qualify for fresh start accounting under SOP 90-7.

Results of Operations

UCI provides nonmedical management and administrative services for a network of 40 freestanding medical centers (the "Centers"), 39 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, and ten as Progressive Physical Therapy Services in South Carolina).

Revenues of $11,013,000 for the quarter ended March 31, 2003 reflect an increase of $1,264,000 or 13% from those of the quarter ended March 31, 2002.

This increase in revenue is believed to be the result of an increase in the volume of ancillary services (such as physical therapy and laboratory tests) being offered at our facilities. An intense advertising campaign has also been launched in the upstate and midlands regions of South Carolina that has increased patient volume. Patient encounters increased to approximately 233,000 in the second quarter of fiscal year 2003 from 223,000 in the second quarter of fiscal year 2002.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2002, and we determined there has not been any impairment.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 9,000 lives at March 31, 2003. As of March 31, 2003, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in the South Carolina and Tennessee centers in fiscal years 2003 and 2002 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, which were developed to spotlight our services for industry. We derived approximately 17% and 21% of our total revenues from these occupational medicine services for the second quarter of fiscal years 2003 and 2002, respectively.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2003 and 2002.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2003         2002           2003        2002
                                                            ------------ -----------    ------------ ----------
                                                                15           15             11          14
        Patient Pay
                                                                10           11              5           6
        Employer Paid
                                                                 7           9               8           9
        HMO
                                                                10           10             12          15
        Workers Compensation
                                                                11           10              7           8
        Medicare/Medicaid
                                                                41           42             53          44
        Managed Care Insurance
                                                                 6           3               4           4
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $1,179,000 during the second quarter of fiscal 2003 as compared to $806,000 for the second quarter of fiscal 2002.

Our management believes that the increase in margin was the result of an increase in ancillary services being offered to our patients. However, the personnel cost increases that continue will place continuing pressure on our margin and are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of our patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Our management expects this trend to continue.

Depreciation and amortization expense decreased slightly to $234,000 in the second quarter of fiscal 2003, down from $258,000 in the second quarter of fiscal 2002. This decrease is the result of normal asset write-off. Interest expense increased from $194,000 in the second quarter of fiscal 2002 to $203,000 in the second quarter of fiscal 2003.

Financial Condition at March 31, 2003

Cash and cash equivalents decreased by $952 during the six months ended March 31, 2003.

Accounts receivable increased by $527,000 during the six months ended March 31, 2003 and is a result of an overall increase in revenues largely occurring during February and March 2003.

Long-term debt decreased from $4,078,000 at September 30, 2002 to $3,660,000 at March 31, 2003. Regular principal pay-downs of approximately $418,000 were made during the six months ended March 31, 2003. Our management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the necessity of additional debt financing.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2003, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $917,000 of cash during the six months ended March 31, 2003, compared with $1,297,000 during the same period in the prior fiscal year. This decrease is mainly due to pre-payment of certain liabilities, as noted in the increase in prepaid assets and an increase in accounts receivable.

Investing activities used $180,000 in cash during the six months ended March 31, 2002 as compared to $500,000 during the six months ended March 31, 2003. This increase is due to purchases of needed equipment for our operating sites.

Financing activities utilized $418,000 in cash during the six month period primarily for debt reduction.

                                     ITEM 3


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Approximately $1,300,000 of our debt at March 31, 2003 was subject to fixed interest rates and principal payments. Approximately $2,400,000 of our debt at March 31, 2003 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2003, our interest expense on an annualized basis would increase approximately $24,000 for each increase of one percent in the prime rate.

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


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                 /s/ Jerry F. Wells, Jr., CPA
------------------------------------       -----------------------------------
D. Michael Stout, M.D.                     Jerry F. Wells, Jr., CPA
President and Chief Executive Officer      Executive Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Date:  May 13, 2003

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



Date:  May 13, 2003                          /s/ D. Michael Stout, M.D.
                                             --------------------------
                                             D. Michael Stout, M.D.
                                             President & Chief Executive Officer

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



Date: May 13, 2003                /s/ Jerry F. Wells, Jr., CPA
                                  -----------------------------------
                                  Jerry F. Wells, Jr., CPA
                                  Executive Vice President, Chief Financial
                                  Officer and Principal Accounting Officer

                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

                                                                                                22
      99.1           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002
                                                                                                23
      99.2           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002


                                  EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Michael Stout, M.D., President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 13, 2003                              /s/ D. Michael Stout, M.D.
                                          --------------------------
                                          D. Michael Stout, M.D.
                                          President and Chief Executive Officer

                                  EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry F. Wells, Jr., CPA, Executive Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 13, 2003                /s/ Jerry F. Wells, Jr., CPA
                            ----------------------------
                            Jerry F. Wells, Jr., CPA
                            Executive Vice President,
                            Chief Financial Officer and
                            Principal Accounting Officer