Form 10-Q
period 2003-06-30
UCI MEDICAL AFFILIATES INC
filed 2003-07-25
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q
(Mark One)

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:                      June 30, 2003
                                    ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes
( ) No
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        9,650,515 shares of $.05 common stock outstanding at July 25, 2003

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX

                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 2003
                           and September 30, 2002                                                        3

                           Condensed Consolidated Statements of Operations for the quarters and
                           the nine months ended June 30, 2003 and June 30, 2002                         4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ended June 30, 2003 and June 30, 2002                                         5

                           Notes to Condensed Consolidated Financial Statements           6 -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition, Critical Accounting Policies and Results of Operations       9 -13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                  14

                  Item 4   Controls and Procedures                                               15 -16


PART II           OTHER INFORMATION

                  Items 1-6                                                                                 17


SIGNATURES                                                                                             18

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     June 30, 2003          September 30, 2002
                                                                      (unaudited)                (audited)
                                                                  --------------------     ----------------------

Assets
Current assets
   Cash and cash equivalents                                               $  327,101      $       269,298
   Accounts receivable, less allowance for doubtful accounts
       of $1,887,271 and $1,661,047                                         7,090,333            6,349,629
   Inventory                                                                  393,795              393,795
   Prepaid expenses and other current assets                                  389,950              297,178
                                                                  --------------------     ----------------------
Total current assets                                                        8,201,179            7,309,900
Property and equipment, less accumulated depreciation of
   $8,857,209 and $8,149,811                                                3,952,205            3,764,545
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                    3,391,942            3,391,942
Other assets                                                                   47,618               50,483
                                                                  --------------------     ----------------------
Total Assets                                                             $ 15,592,944      $    14,516,870
                                                                  ====================     ======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                       $  971,856      $        1,014,829
   Accounts payable                                                         1,000,268              762,646
   Accrued salaries and payroll taxes                                       1,633,124            1,514,745
   Current portion of payroll taxes                                           718,608              475,079
   Other accrued liabilities                                                1,188,240            1,027,299
                                                                  --------------------     ----------------------
Total current liabilities                                                   5,512,096            4,794,598

Long-term liabilities
   Accounts payable                                                         2,136,476            2,083,167
   Long-term portion of payroll taxes                                       3,682,900            4,385,060
   Long-term debt, net of current portion                                   2,474,884            3,063,649
                                                                  --------------------     ----------------------
Total long-term liabilities                                                 8,294,260            9,531,876
                                                                  --------------------     ----------------------
                                                                  --------------------     ----------------------
Total Liabilities                                                          13,806,356           14,326,474
                                                                  --------------------     ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                              --                       --
   Common stock, par value $.05 per share:
      Authorized shares - 10,000,000
      Issued and outstanding- 9,650,515 and 9,650,515 shares                  482,526              482,526
   Paid-in capital                                                         21,723,628           21,723,628
   Accumulated deficit                                                   (20,419,566)          (22,015,758)
                                                                  --------------------     ----------------------
Total Stockholders' Equity                                                  1,786,588              190,396
                                                                  --------------------     ----------------------
Total Liabilities and Stockholders' Equity                               $ 15,592,944      $    14,516,870
                                                                  ====================     ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2003                2002                2003               2002
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                $11,048,786        $ 9,823,464         $32,358,935        $28,803,478
Operating costs                                          10,087,327          9,176,050          29,418,691         26,670,242
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                            961,459            647,414           2,940,244          2,133,236

General and administrative expenses                          21,453             17,335              60,083             45,335
Depreciation and amortization                               238,494            255,215             707,398            776,207
                                                   -----------------    ---------------     ---------------    ---------------
Income from operations                                      701,512            374,864           2,172,763          1,311,694

Other expense
   Interest expense, net of interest income               (177,931)          (225,124)           (576,571)          (620,359)
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Net income                                                $ 523,581          $ 149,740          $1,596,192          $ 691,335
                                                                        ===============     ===============    ===============
                                                   =================

Basic and diluted earnings per share                       $    .05           $    .02            $    .17           $    .07
                                                   =================    ===============     ===============    ===============

Basic and diluted weighted average common
   shares outstanding                                     9,650,515          9,650,515           9,650,515          9,650,515
                                                   =================    ===============     ===============    ===============


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                       Nine Months Ended June 30,
                                                                 ----------------------------------------
                                                                       2003                  2002
                                                                 ------------------    ------------------
Operating activities:
Net income                                                             $ 1,596,192            $  691,335
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        1,392,307             1,267,290
      Depreciation and amortization                                        707,398               776,207
Changes in operating assets and liabilities:
   Increase in accounts receivable                                     (2,133,011)           (1,360,097)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      (92,772)               280,874
   Increase in accounts payable and accrued expenses                       111,620               149,724
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,581,734             1,805,333
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (895,058)             (436,528)
Decrease (increase) in other assets                                          2,865              (31,223)
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                        (892,193)             (467,751)
                                                                 ------------------    ------------------

Financing activities:
Payments on long-term debt                                               (631,738)           (1,274,196)
                                                                 ------------------    ------------------

Cash used in financing activities                                        (631,738)           (1,274,196)
                                                                 ------------------    ------------------

Increase in cash and cash equivalents                                       57,803                63,386
Cash and cash equivalents at beginning of period                           269,298                99,429
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  327,101            $  162,815
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A.s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A.s through the Administrative Services Agreement, and the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to EITF 97-2, the application of Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FASB 141 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

NOTE 2.  BUSINESS COMBINATIONS AND INTANGIBLES

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to SFAS No. 142, management tested goodwill for impairment in the fourth quarter of 2002, and determined there had not been any impairment. Management is not aware of any items which would indicate that goodwill has been impaired since its analysis of impairment.

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

Allowance for doubtful accounts -

 We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the reserves are amounts past due, or are in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of business that is to be sold or otherwise disposed. We perform our impairment test on September 30th of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator occurs, such as those noted above. At such time as impairment is determined, the intangible assets are written off during that period. Although considerable care is taken to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2003 and September 30, 2002, we recorded a valuation allowance that reduced our deferred tax assets to equal our deferred tax liability.

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

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA has entered into Administrative Service Agreements with each of the P.A.s. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, we have a long-term financial interest in the affiliated practices of the P.A.s. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FASB No. 16 (Business Combinations), we must consolidate the results of the affiliated practices with those of UCI.

The P.A. enters into employment agreements with physicians for terms ranging from one to three years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. Any incentive compensation is based upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of June 30, 2003 and 2002, the P.A. employed 115 and 111 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We do not allocate all indirect costs incurred at the corporate offices to the 40 freestanding medical centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

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

Results of Operations

UCI provides nonmedical management and administrative services for our centers, 39 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (29 operating as Doctor's Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, and ten as Progressive Physical Therapy Services in South Carolina).

Revenues of $11,049,000 for the quarter ended June 30, 2003 reflect an increase of $1,226,000 or 12% from those of the quarter ended June 30, 2002.

This increase in revenue is believed to be the result of an increase in the volume of ancillary services (such as physical therapy and laboratory tests) being offered at our facilities. An intense advertising campaign has also been launched in the upstate and midlands regions of South Carolina that has increased patient volume. Patient encounters increased to approximately 118,000 in the third quarter of fiscal year 2003 from 107,000 in the third quarter of fiscal year 2002. For the nine months ended June 30, 2003, patient encounters were approximately 350,000 as compared to 330,000 for the nine months ended June 30, 2002.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2002, and we determined there has not been any impairment.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care "gatekeeper" for more than 9,000 lives at June 30, 2003. As of June 30, 2003, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2003 and 2002 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% and 22% of our total revenues from these occupational medicine services during the third quarter of fiscal years 2003 and 2002, respectively.


The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2003 and 2002.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2003         2002           2003        2002
                                                            ------------ -----------    ------------ ----------
                                                                15           17             11          18
        Patient Pay
                                                                11           12              5           6
        Employer Paid
                                                                 7           10              7          10
        HMO
                                                                10           12             12          16
        Workers Compensation
                                                                11           9               7           6
        Medicare/Medicaid
                                                                42           36             52          39
        Managed Care Insurance
                                                                 4           4               6           5
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $961,000 during the third quarter of fiscal 2003 as compared to $647,000 for the third quarter of fiscal 2002.

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

Depreciation and amortization expense decreased slightly to $238,000 in the third quarter of fiscal 2003, down from $255,000 in the third quarter of fiscal 2002. This decrease is the result of normal asset write-off. Interest expense decreased from $225,000 in the third quarter of fiscal 2002 to $178,000 in the third quarter of fiscal 2003. The decrease in interest expense is primarily a result of a reduction in long-term debt due to regularly scheduled principal payments.

Financial Condition at June 30, 2003

Cash and cash equivalents increased slightly by $58,000 during the nine months ended June 30, 2003.

Accounts receivable increased by $741,000 during the nine months ended June 30, 2003 and is a result of an overall increase in revenues during the quarter.

Long-term debt decreased from $4,078,000 at September 30, 2002 to $3,447,000 at June 30, 2003. Regular principal pay-downs of approximately $632,000 were made during the nine months ended June 30, 2003. Our management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate the necessity of additional debt financing.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2003, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $1,582,000 of cash during the nine months ended June 30, 2003, compared with $1,805,000 during the same period in the prior fiscal year. This decrease is mainly due to pre-payment of certain liabilities, as noted in the increase in prepaid assets and an increase in accounts receivable.

Investing activities used $468,000 in cash during the nine months ended June 30, 2002 as compared to $892,000 during the nine months ended June 30, 2003. This increase is due to purchases of equipment and renovations for our operating sites.

Financing activities utilized $632,000 in cash during the nine month period ended June 30, 2003 primarily for debt reduction.

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

Approximately $1,308,000 of our debt at June 30, 2003 was subject to fixed interest rates and principal payments. Approximately $2,139,000 of our debt at June 30, 2003 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2003, our interest expense on an annualized basis would increase approximately $21,000 for each increase of one percent in the prime rate.

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

Item 5            Other Information

                  On July 25, 2003, we issued a press release announcing financial results for the quarter ended June 30, 2003. The press release is attached as Exhibit 99.3 to this Form 10-Q. The information under this Item 5 of this Form 10-Q and the related Exhibit 99.3 attached hereto shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 6            Exhibits and Reports on Form 8-K
(a)      Exhibits.
         --------
                      See Exhibit Index at page 21.

(b)                   Reports on Form 8-K. None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                     /s/ Jerry F. Wells, Jr., CPA
------------------------------------           -------------------------------
D. Michael Stout, M.D.                         Jerry F. Wells, Jr., CPA
President and Chief Executive Officer          Executive Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer



Date:  July 25, 2003

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



Date:  July 25, 2003                        /s/ D. Michael Stout, M.D.
                                            -----------------------------------
                                            D. Michael Stout, M.D.
                                            President & Chief Executive Officer

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



Date: July 25, 2003                   /s/ Jerry F. Wells, Jr., CPA
                                      --------------------------------
                                      Jerry F. Wells, Jr., CPA
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Principal Accounting Officer

                                                                                  PAGE NUMBER OR INCORPORATION BY
 EXHIBIT NUMBER                                                                            REFERENCE TO
                                          DESCRIPTION
-----------------    -------------------------------------------------------    ------------------------------------

                                                                                                22
      99.1           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002
                                                                                                23
      99.2           Certification  Pursuant to 18 U.S.C.  Section 1350, as
                     adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                     Act of 2002

      99.3           Press Release dated July 25, 2003                                          24


                                  EXHIBIT 99.1

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Michael Stout, M.D., President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 25, 2003                             /s/ D. Michael Stout, M.D.
                                          --------------------------
                                          D. Michael Stout, M.D.
                                          President and Chief Executive Officer

                                  EXHIBIT 99.2

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report of UCI Medical Affiliates, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry F. Wells, Jr., CPA, Executive Vice President, Chief Financial Officer and Principal Accounting Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 25, 2003                             /s/ Jerry F. Wells, Jr., CPA
                                          ----------------------------
                                          Jerry F. Wells, Jr., CPA
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                                  EXHIBIT 99.3

                                  PRESS RELEASE

                          UCI MEDICAL AFFILIATES, INC.
             COMPANY REPORTS THIRD QUARTER FISCAL YEAR 2003 RESULTS


Columbia, SC - July 25, 2003 - UCI Medical Affiliates, Inc. (OTC Bulletin Board:
UCIA) announced today that revenue for the third quarter of the fiscal year ending September 30, 2003 increased to $11,049,000 from $9,823,000 for the third quarter of fiscal year 2002.

Revenue for the nine months ended June 30, 2003 was $32,359,000 or 11% greater than the $28,803,000 earned for the first nine months of fiscal year ended September 30, 2002. Patient encounters increased to 350,000 for the nine months ended June 30, 2003 from 330,000 for the nine months ended June 30, 2002.

The Company reported net income of $524,000 or $.05 per share for the third quarter of fiscal year 2003 as compared to $150,000 or $.02 per share for the third quarter of fiscal year 2002. For the nine months ended June 30, 2003, net income was $1,596,000 or $.017 per share while net income for the nine months ended June 30, 2002 was $691,000 or $.07 per share.

D. Michael Stout, M.D., President and Chief Executive Officer said, "While the company has made money for five straight quarters, we will continue to focus on a conservative growth strategy and cutting expenses at corporate headquarters. "

The Company's June 30, 2003 balance sheet reflects total assets of $15,593,000 as compared to $14,517,000 at September 30, 2002 while stockholders' equity at June 30, 2003 was $1,787,000 as compared to $190,000 at September 30, 2002.

 "We're extremely proud of the progress we've made in increasing profitability, cutting corporate expenses, and simultaneously increasing customer service," said Jerry F. Wells, Jr., CPA, Executive Vice President and Chief Financial Officer.

UCI Medical Affiliates, Inc. provides non-medical management and administrative services for freestanding medical centers, which operate as Doctors Care and Progressive Physical Therapy Services. Doctors Care provides family care, urgent care, and occupational healthcare in 29 centers across South Carolina.

Certain of the statements contained in this Press Release that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Press Release that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this Press Release and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


Contact: Jerry F. Wells, Jr., CPA
                  Executive Vice President and Chief Financial Officer UCI Medical Affiliates, Inc.
                  4416 Forest Drive
                  Columbia, South Carolina  29206
                  (803) 782-4278