Form 10-K
period 2003-09-30
UCI MEDICAL AFFILIATES INC
filed 2003-12-05
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
     (Mark One) -------- ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 2003

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________________ to
______________

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

The aggregate market value of voting stock held by non-affiliates of the registrant on November 12, 2003 was approximately $5,341,645.* The registrant has no non-voting common equity.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No -- -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,472 at November 12, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

* Calculated by excluding all shares held by officers, directors, and controlling shareholders of registrant without conceding that all such persons are affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K


         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 2.    Properties                                                                                            9

Item 3.    Legal Proceedings                                                                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                                                  10


         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                11

Item 6.    Selected Financial Data                                                                              11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             23

Item 8.    Financial Statements and Supplementary Data                                                          24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 24

Item 9A.   Controls and Procedures                                                                              24


         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                   26

Item 11.   Executive Compensation                                                                               28

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                                                32

Item 13.   Certain Relationships and Related Transactions                                                         33

Item 14.   Controls and Procedures                                                                       35

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              35


               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors, and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of any expansion and development strategy;
(8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services;
(12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this report and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


                                     PART I

Item 1.  Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiaries, UCI Medical Affiliates of South Carolina, Inc. (UCI-SC) and UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), UCI provides nonmedical management and administrative services for a network of 41 freestanding medical centers, 40 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 12 as Progressive Physical Therapy Services in South Carolina). We refer to these 41 medical centers as the "centers" throughout this report.

Organizational Structure

Federal law and the laws of many states, including South Carolina, Georgia and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI, UCI-SC, and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the centers are provided by or under the supervision of Doctors Care, P.A. or Doctors Care of Tennessee, P.C. (collectively the "P.A.'s"), each of which has contracted with UCI-SC or UCI-GA, as applicable, to be the sole provider of all non-medical direction and supervision of the centers operating in its respective state of organization. We refer to the P.A.'s, UCI, UCI-SC, and UCI-GA collectively throughout this report as "we", "us", and "our." Each P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI, UCI-SC, nor UCI-GA employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that it offers medical services.

UCI-SC and UCI-GA have entered into Administrative Services Agreements with the P.A.'s pursuant to which UCI-SC and UCI-GA perform all non-medical management of the P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures, and staffing) to bill third party payors or patients and provide all of the resources (systems, procedures, and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries and operating costs of the centers and of UCI-SC and UCI-GA. Compensation guidelines for the licensed medical professionals at the P.A.'s are set by UCI-SC and UCI-GA, and UCI-SC and UCI-GA establish guidelines for establishing, selecting, hiring, and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

The P.A.'s, UCI-SC, and UCI-GA share a common management team. In each case, the same individuals serve in the same executive offices of each entity.

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

The Centers

The centers are staffed by licensed physicians, physical therapists, other healthcare providers, and administrative support staff. The medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and x-ray technicians.

The centers typically are open for extended hours (weekends and evenings) and out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made.

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Eighteen primary care centers are in the Columbia region (including six physical therapy offices), nine in the Charleston region (including three physical therapy offices), four in the Myrtle Beach region, one in the Aiken region, eight in the Greenville-Spartanburg region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care, generally without appointment, for treatment of acute, episodic, and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

o Routine care of general medical problems, including colds, flu, ear infections, hypertension, asthma, pneumonia, and other conditions typically treated by primary care providers;

     o Treatment of injuries, such as simple fractures, dislocations, sprains, bruises, and cuts;

     o Minor surgery, including suturing of lacerations and removal of cysts and foreign bodies;

     o Diagnostic tests, such as x-rays, electrocardiograms, complete blood counts, and urinalyses; and

     o Occupational and industrial medical services, including drug testing, workers' compensation cases, and physical examinations.

Patient Charges and Payments

The fees charged to a patient are determined by the nature of medical services rendered. Our management believes that the charges at our centers are significantly lower than the charges of hospital emergency departments and are generally competitive with the charges of local physicians and other providers in the area.

Our centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check, or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation, and other private insurance). Managed care billings represent the most significant source of revenues. We also provide services for members of the four largest health maintenance organizations (HMOs) operating in South Carolina
- Companion HealthCare Corporation, HMO Blue, Cigna/HealthSource South Carolina, Inc., and Carolina Care Plan.

Revenues generated from billings to Blue Cross and Blue Shield of South Carolina ("BCBS") and its subsidiaries, Companion HealthCare Corporation ("CHC") and Companion Property & Casualty Insurance Company ("CP&C"), totaled approximately 38%, 29%, and 26% of the Company's total revenues for fiscal years 2003, 2002, and 2001.

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2003:


                                          Percent of             Percent of Revenue
            Payor                       Patient Visits
-------------------------------       -------------------        -------------------


                                              16                         11
Patient Pay
                                              10                         5
Employer Paid
                                              8                          10
HMO
                                              10                         13
Workers' Compensation
                                              11                         7
Medicare/Medicaid
                                              41                         48
Managed Care Insurance
                                              4                          6
Other  (Commercial  Indemnity,
Champus, etc.)

In accordance with the Administrative Services Agreements described previously, UCI-SC and UCI-GA, as the agents for the P.A.'s, process all payments for the P.A.'s. When payments for the P.A.'s are received, they are deposited in accounts owned by each P.A. and are automatically transferred to lockbox accounts owned by UCI-SC and UCI-GA. In no event are the physicians entitled to receive such payments. The patient mix in no way affects our management service fees per the Administrative Services Agreements.

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

As a result of escalating health care costs, employers, insurers, and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment or a discounted fee-for-service schedule, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like us to administer medical care to HMO members. These contracts provide for payment to us on a discounted fee-for-service basis.

We currently do not provide any services on a capitated basis.

Certain third party payors constantly seek various alternatives for reducing medical costs, some of which, if implemented, could affect our reimbursement levels. Our management cannot predict whether changes in present reimbursement methods or proposed future modifications in reimbursement methods will affect payments for services provided by the centers and, if so, whether they will have an adverse impact upon our business.

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices, other competing freestanding medical centers, and physical therapy offices. Some of these providers have financial resources that are greater than our resources. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than centers such as ours. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, the attractiveness of our state-wide network to large employers and third party payors, and a competitive fee schedule. In an effort to offset the competition's community recognition, we have substantial marketing efforts, which currently include radio and television advertisements. We have added regional marketing representatives, developed focused promotional material, and initiated a newsletter for employers promoting our activities.

Government Regulation

As participants in the health care industry, our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels.

Limitations on the Corporate Practice of Medicine

Federal law and the laws of many states, including Georgia, South Carolina, and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI, UCI-SC, and UCI-GA are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at our centers are provided by or under the supervision of the P.A.'s pursuant to contracts with UCI's wholly-owned subsidiaries. The P.A.'s are organized so that the physicians who are employed by the P.A.'s offer all physician services. None of UCI, UCI-SC, or UCI-GA employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care, or represents to the public that it offers medical services.

As described previously, UCI-SC has entered into an Administrative Services Agreement with Doctors Care, P.A. and UCI-GA has entered into a similar Administrative Services Agreement with the P.A. operating in Tennessee pursuant to which UCI-SC and UCI-GA, as applicable, perform all non-medical management of the applicable P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business - Organizational Structure.)

Because of the unique structure of the relationships existing between UCI-SC, UCI-GA, and the P.A.'s, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by us will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change so as to restrict the existing operations or any potential expansion of our business.

Third Party Reimbursements

Approximately seven percent of our revenue is derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid). As a result, any change in reimbursement regulations, policies, practices, interpretations, or statutes could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

Federal Anti-Kickback and Self-Referral Laws

Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs. Although we believe that we are not in violation of the Anti-kickback Statute or similar state statutes, our operations do not fit within any of the existing or proposed federal safe harbors.

The Office of the Inspector General (the "OIG"), the government office that is charged with the enforcement of the federal Anti-kickback Statute, has issued an advisory opinion regarding a proposed management services contract unrelated to us that involved a cost plus a percentage of net revenue payment arrangement ("Advisory Opinion 98-4"). Based on its analysis of the intent and scope of the Anti-kickback Statute, the OIG determined that it could not approve the arrangement because the structure of the management agreement raised the following concerns under the Anti-kickback Statute: (i) the agreement might include financial incentives to increase patient referrals; (ii) the agreement did not include any controls to prevent over utilization; and (iii) the percentage billing arrangement may include financial incentives that increase the risk of abusive billing practices. The OIG opinion did not find that the management arrangement violated the Anti-kickback Statute, rather that the arrangement may involve prohibited remuneration absent sufficient controls to minimize potential fraud and abuse. An OIG advisory opinion is only legally binding on the Department of Health and Human Services (including the OIG) and the requesting party and is limited to the specific conduct of the requesting party because additional facts and circumstances could be involved in each particular case. Accordingly, we believe that Advisory Opinion 98-4 does not have broad application to the provision by UCI, UCI-SC, and UCI-GA of nonmedical management and administrative services for the centers. We also believe that we have implemented appropriate controls to ensure that the arrangements between UCI, UCI-SC, and UCI-GA and the centers do not result in abusive billing practices or the over utilization of items and services paid for by federal health programs.

The applicability of the Anti-kickback Statute to many business transactions in the health care industry, including the service agreements with the centers and the development of ancillary services by UCI, UCI-SC, and UCI-GA, has not been subject to any significant judicial and regulatory interpretation. We believe that although remuneration for the management services is provided for under our service agreements with the centers, UCI, UCI-SC, and UCI-GA are not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the centers. In addition, UCI, UCI-SC, and UCI-GA are not a separate provider of Medicare or state health program reimbursed services. Consequently, we do not believe that the service and management fees payable to UCI, UCI-SC, and UCI-GA should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-kickback Statute.

The U.S. Congress in the Omnibus Budget Reconciliation Act of 1993 enacted significant prohibitions against physician referrals. Subject to certain exemptions, a physician or a member of his or her immediate family is prohibited from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. While we believe we are currently in compliance with such legislation, future regulations could require us to modify the form of our relationships with physician groups.

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

Through UCI's wholly owned subsidiaries, UCI-SC and UCI-GA, we provide non-medical management and administrative services to the centers in South Carolina and Tennessee. South Carolina and Tennessee have adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of the applicable state anti-kickback and self-referral laws.

 South Carolina

South Carolina's Provider Self-Referral Act of 1993 generally provides that a health care provider may not refer a patient for the provision of any designated health service to an entity in which the health care provider is an investor or has an investment interest. Under our current operations, we do not believe UCI, UCI-SC, or UCI-GA are entities providing designated health services for purposes of the South Carolina Provider Self-Referral Act. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients to the centers for designated health care services. Accordingly, under South Carolina law, we believe that the provider self-referral prohibition would not apply to our centers or operations in South Carolina.

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

We believe that Tennessee's conflict of interest/disclosure law does not apply to our current operations because UCI, UCI-SC, and UCI-GA are not providers of health services. The centers provide all health care services to patients through employees of the P.A. Even if the Tennessee conflict of interest/disclosure law were to apply, our internal quality assurance/utilization review programs will help identify any inappropriate utilization by a center.

Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity that provides healthcare services. We believe that UCI, UCI-SC, and UCI-GA do not fit within the definition of a "healthcare entity" because UCI, UCI-SC, and UCI-GA are not providers of healthcare services. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients for designated health care services except the sole physician shareholder of the P.A. We believe that referrals by the sole shareholder of the P.A. come within a statutory exception. Accordingly, under Tennessee law, we believe that the provider self-referral prohibition would not apply to our centers or operations in Tennessee.

Tennessee's anti-kickback provision prohibits a physician from making payments in exchange for the referral of a patient. In addition, under Tennessee law a physician may not split or divide fees with any person for referring a patient. The Tennessee Attorney General has issued opinions that determined that the fee-splitting prohibition applied to management services arrangements. The Tennessee fee-splitting prohibition contains an exception for reasonable compensation for goods or services. We believe that the payment arrangements between UCI, UCI-SC, and UCI-GA, as applicable, and the centers are reasonable compensation for services rendered and do not constitute payments for referrals or a fee-splitting arrangement.

Antitrust Laws

Because each of the P.A.'s is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, and division of market. We believe we are in compliance with such state and federal laws that may affect our development of integrated healthcare delivery networks, but we have no assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations.

Healthcare Reform

As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and in state legislatures relating to healthcare reform. We have no assurance as to the ultimate content, timing, or effect of any healthcare reform legislation, nor can we estimate at this time the impact of potential legislation that may be material on us.

Regulation of Risk Arrangements and Provider Networks

Federal and state laws regulate insurance companies, health maintenance organizations, and other managed care organizations. Generally, these laws apply to entities that accept financial risk. Certain of the risk arrangements entered into by us could possibly be characterized by some states as the business of insurance. We, however, believe that the acceptance of capitation payments by a healthcare provider does not constitute the conduct of the business of insurance. Many states also regulate the establishment and operation of networks of healthcare providers. Generally, these laws do not apply to the hiring and contracting of physicians by other healthcare providers. South Carolina and Tennessee do not currently regulate the establishment or operation of networks of healthcare providers except where such entities provide utilization review services through private review agents. We have no assurance that regulators of the states in which we may operate would not apply these laws to require licensure of our operations as an insurer or provider network. We believe that we are in compliance with these laws in the states in which we currently do business, but we have no assurance that future interpretations of these laws by the regulatory authorities in South Carolina, Tennessee, or the states in which we may expand in the future will not require licensure of our operations as an insurer or provider network or a restructuring of some or all of our operations. In the event we are required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could experience a material adverse change in our business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements that we may not immediately be able to meet. Further, once licensed, we would be subject to continuing oversight by and reporting to the respective regulatory agency.

HIPPA

Under HIPAA, the Secretary of Health and Human Services, or HHS, has adopted national data interchange standards for some types of electronic transactions and the data elements used in those transactions; adopted security standards to protect the confidentiality, integrity and availability of patient health information; and adopted privacy standards to prevent inappropriate access, use and disclosure of patient health information. In December 2000, HHS published the final privacy regulations that took effect in April 2003. These regulations restrict the use and disclosure of individually identifiable health information without the prior informed consent of the patient. In February 2003, HHS published the final security regulations, which will take effect in April 2005. These regulations mandate that healthcare facilities implement operational, physical and technical security measures to reasonably prevent accidental, negligent or intentional inappropriate access or disclosure of patient health information. We have made changes to our business operations to support these regulatory requirements. We feel that our current operations fully support any of our requirements to comply with the above regulations.

Employees

As of September 30, 2003, we had 630 employees (503 on a full-time equivalent basis). This amount includes 111 medical providers employed by the P.A.'s.

Item 2.  Properties

All but one of our primary care center's facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One center is leased from a physician employee of the P.A.'s.

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Eighteen primary care centers are in the Columbia, South Carolina region (including six physical therapy offices), nine in the Charleston, South Carolina region (including three physical therapy offices), four in the Myrtle Beach, South Carolina region, one in the Aiken, South Carolina region, eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in the Knoxville, Tennessee region. Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all in free-standing buildings in good repair.

Item 3.  Legal Proceedings

We are a party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 30, 2003, UCI's annual meeting of the shareholders was held and the following actions were taken:

Holders of UCI's common stock represented at the meeting voted to elect Charles
M. Potok and Harold H. Adams, Jr. to the Board of Directors for terms expiring at the third succeeding annual meeting of stockholders; John M. Little, Jr., M.D. and Ashby M. Jordan, M.D. to the Board of Directors for terms expiring at the second succeeding annual meeting of stockholders; and Louis M. McElveen, CPA and Timothy L. Vaughn, CPA to the Board of Directors for terms expiring at the first succeeding annual meeting of stockholders, as follows:


                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Charles M. Potok                      7,122,195       7,019,026          103,169
                  Harold H. Adams, Jr.                  7,122,195       7,121,393              802
                  John M. Little, Jr., M.D.             7,122,195       7,019,144          103,051
                  Ashby M. Jordan, M.D.                 7,122,195       7,019,144          103,051
                  Louis M. McElveen, CPA                7,122,195       7,121,644              551
                  Timothy G. Vaughn, CPA                7,122,195       7,019,144          103,051


Holders of UCI's common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2003, as follows:


                                        Number
                                        Voting            For           Against         Abstain
                                     -------------    ------------     -----------    -------------
                                        7,122,195       7,114,383           4,772            3,040

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Until October 19, 1998, UCI's common stock was traded on the NASDAQ SmallCap Market under the symbol UCIA. On October 20, 1998, UCI's common stock was delisted for trading on the NASDAQ SmallCap Market as a consequence of UCI's failure to meet certain quantitative requirements under the NASD's expanded listing criteria. Trading in UCI's common stock is currently conducted in the over-the-counter market. The prices set forth below indicate the high and low bid prices reported on the over-the-counter bulletin board. The quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not necessarily reflect actual transactions.

                                                                     Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2003

     1st quarter (10/01/02 - 12/31/02)                            $.51             $.30
     2nd quarter (01/01/03 - 03/31/03)                             .62              .30
     3rd quarter (04/01/03 - 06/30/03)                             .75              .45
     4th quarter (07/01/03 - 09/30/03)                            1.39              .31

Fiscal Year Ended September 30, 2002

     1st quarter (10/01/01 - 12/31/01)                            $.30             $.15
     2nd quarter (01/01/02 - 03/31/02)                             .23              .16
     3rd quarter (04/01/02 - 06/30/02)                             .30              .19
     4th quarter (07/01/02 - 09/30/02)                             .33              .26

As of November 12, 2003, there were 301 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------
                                                                     For the year ended September 30,
                                               -----------------------------------------------------------------------------
                                               ----------- -- ------------- -- ------------ -- ------------ -- -------------
                                                  2003            2002            2001            2000             1999
                                               -----------    -------------    ------------    ------------    -------------

Revenues                                          $43,518          $38,527         $38,117         $39,953          $40,470
Net income (loss)                                   2,375            1,394         (1,475)         (6,102)              910
Basic and diluted earnings (loss) per share           .25             .14            (.15)           (.63)              .11
Basic weighted average number of
    shares outstanding                              9,650            9,651           9,651           9,651            8,537
Diluted weighted average number of
    shares outstanding                              9,650            9,651           9,651           9,651            8,544


                                                    BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------- ---------- ---- ---------- -- ------------ -- ------------- -- -------------

                                                ----------------------------------------------------------------------------
                                                                      At September 30, (in thousands)
                                                ----------------------------------------------------------------------------
                                                ------------ -- ---------- -- ------------ -- ------------- -- -------------
                                                   2003           2002           2001             2000             1999
                                                ------------    ----------    ------------    -------------    -------------

Working capital                                      $2,925        $2,515        $(6,245)         $(6,230)         $(2,289)
Property and equipment, net                           4,028         3,765           3,977            4,326            4,797
Total assets                                         15,859        14,517          14,983           17,782           23,354
Long-term debt, including current portion             3,327         4,079           7,210            8,952            9,444
Stockholders' equity (deficiency)                     2,566           190         (1,204)              271            6,373

See Note 1 to the accompanying financial statements, which discuss the impact of accounting changes on the information reflected above in selected financial data.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Critical Accounting Policies

We have adopted accounting policies that we believe will result in an accurate presentation of the financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) allowance for doubtful accounts; (3) consideration of impairment of intangible assets; and (4) valuation reserve on net deferred tax assets.

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

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. We base our allowances on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the reserves are amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel, or allocation of goodwill to a portion of business that is to be sold or otherwise disposed. As we allocate any excess of cost over fair value of assets acquired on a center-by-center basis, we compare our centers fair value to our carrying value for impairment issues. We perform our impairment test on September 30th of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator occurs, such as those noted above. At such time as an impairment is determined, we write-off the intangible assets during that period. Although we take considerable care to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2001, we recorded a valuation allowance that reduced our deferred tax assets to equal our deferred tax liability.

Basis of Presentation

Our consolidated financial statements include the accounts of UCI, UCI-SC, UCI-GA, and the P.A.'s. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, that satisfies the requirements set forth in Footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and with no adverse impact resulting to any of UCI-SC, UCI-GA, or the P.A. from such change.

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

The P.A.'s enter into employment agreements with physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license. Over 79% of the physicians employed by the P.A.'s are paid on an hourly basis for time scheduled and worked at the medical centers. The other physicians are salaried. Approximately 25 of the physicians have incentive compensation arrangements. However, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. Percentages range from 3% to 17% and vary by individual employment contract. As of September 30, 2003 and 2002, the P.A.'s employed 111 and 110 medical providers, respectively.

The net assets of the P.A.'s are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate offices to the centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court").

By August 8, 2002, the Bankruptcy Court confirmed each of our Plans of Reorganization and we have, therefore, emerged from Chapter 11 Protection of the Court. We continue to make payments to our creditors as outlined in the Plans.

Comparison of Results of Operations for Fiscal Years 2003, 2002, and 2001

Revenues of $43,518,000 in fiscal year 2003 reflected an increase of approximately 13% from the fiscal year 2002 revenues of $38,527,000, which reflected an increase of approximately 11% from the amount reported for fiscal year 2001. The following reflects revenue trends from fiscal year 1999 through fiscal year 2003:

                 For the year ended September 30, (in thousands)
                         -------------------------------------------------------------------------------------------
                         -------------- -- ---------------- -- -------------- --- --------------- -- ---------------
                             2003               2002               2001                2000               1999
                         --------------    ----------------    --------------     ---------------    ---------------
                         --------------

Revenues                 $     43,518      $    38,527         $    38,117        $    39,953        $    40,470
Operating Costs               39,175            36,288              35,546             38,127             35,975
Operating Margin               4,343             2,238               2,572              1,827              4,495

The increase in revenues from fiscal year 2002 to fiscal year 2003 is attributed to an increase in laboratory services offered during the year as well as an increase in the volume of ancillary services (physical therapy) being offered at our centers and an increase in patient visits.

The number of our centers decreased from 40 to 34 from September 30, 1999 to September 30, 2000. Of the six centers closed, five were in the Atlanta region and the sixth was a physical therapy site in the Greenville-Spartanburg region, which was opened for only a short period in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

The number of our centers remained constant at 36 from September 30, 2001 to September 30, 2002. The number of centers in operation increased from 36 to 41 during fiscal year 2003. We added seven physical therapy offices (two in the Greenville-Spartanburg region, three in the Columbia region, and two in the Charleston region), and we closed two offices during fiscal year 2003 (one in the Tennessee region and one in the Greenville-Spartanburg region).

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A.'s, act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 9,000 lives in fiscal year 2003, and 10,000 lives in fiscal years 2002 and 2001. As of September 30, 2003, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics. (See Footnote 9 to audited consolidated Financial Statements for information on related parties.)

Sustained revenues in fiscal years 2003, 2002, and 2001 also reflect our occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers' compensation" on the table depicted on the next page). Approximately 18% of our total revenue was derived from these occupational medicine services in fiscal year 2003, compared to 20% in fiscal year 2002, and 22% in fiscal year 2001. We also entered into an agreement with Companion Property and Casualty Insurance Company (CP&C) wherein we act as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

Patient encounters were 469,000 in fiscal year 2003, 459,000 in fiscal year 2002, and 472,000 in fiscal year 2001. The increase in the number of patient visits was mainly a result of an intense advertising campaign in the Columbia region and the increase in ancillary services.

No new significant competition entered our market during fiscal years 2003, 2002, and 2001.

The increase in the operating margin in 2003 of approximately ninety-four percent was largely the result of increased revenues. The decrease in the operating margin during fiscal year 2002 was due to salary increases and increases in other medical expenses.

The operating margin increased to $2,572,000 in fiscal year 2001 from $1,827,000 in fiscal year 2000 partially due to the poor performance of the Atlanta centers for the first nine months of the fiscal year until their closure on June 30, 2000. For the nine months ending June 30, 2000, the Atlanta centers had an operating deficit of approximately $1,143,000 as compared to an operating deficit of approximately $730,000 for the twelve months of fiscal year 1999. Approximately $400,000 of the decline in the operating margin from fiscal year 1999 to fiscal year 2000 was attributable to the two Knoxville centers, one of which moved to a new location in early fiscal year 2000. This move resulted in a severe reduction of business for approximately six months, but began to improve over the last quarter of fiscal year 2000.

The following table breaks out our revenue and patient visits by revenue source for fiscal years 2003, 2002, and 2001.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                          2003   2002   2001           2003   2002     2001
                                                         ------- ------ ------        ------- ------ ---------
                                                             16     16     19             11     14        17
        Patient Pay
                                                             10     11     12              5      6         7
        Employer Paid
                                                              8      9     12             10      9        12
        HMO
                                                             10     11     10             13     14        15
        Workers' Compensation
                                                             11     10      8              7      7         6
        Medicare/Medicaid
                                                             41     40     35             48     46        38
        Managed Care Insurance
                                                              4      3      4              6      4         5
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

Bad debt expense, a component of operating costs, was approximately $1,889,000 (or approximately 4% of revenue) for fiscal year 2003, $1,845,000 (or approximately 5% of revenue) for fiscal year 2002, and $1,495,000 (or approximately 4% of revenue) for fiscal year 2001. The expense from bad debt was higher in fiscal year 2000 due to the difficulties encountered in the collection of amounts associated with patients seen at the centers acquired during fiscal year 1998 (Atlanta centers) that were closed in fiscal year 2000. The collection percentage for the established South Carolina centers has remained constant at approximately 96% for the past 5 to 6 years.

We continually evaluate the operations of our physician practice centers and assess the centers for impairment when certain indicators of impairment are present. At September 30, 2003 and September 30, 2002, no operating centers were considered to be showing indications of impairment. At September 30, 2001, three centers were, upon review, deemed to have impaired goodwill. One center in the Columbia region and one center in the Greenville-Spartanburg region had decreased profitability during fiscal year 2001 due to changes in the assigned physicians. The goodwill for these two centers was considered impaired at September 30, 2001 and was, therefore, written off. Additionally, as of September 30, 2001, we combined the two Knoxville locations into one and, therefore, the goodwill associated with the closed location was deemed to be impaired and, therefore, written off. In May 2000, we announced our intention to close our Georgia physician practice centers effective June 30, 2000. The performance of these centers, which were originally acquired in May 1998, did not meet our expectations during fiscal year 2000, and we were no longer committed to the Georgia market. We either sold the property and equipment at these centers for an amount approximating the net book value of the fixed assets or transferred the property and equipment to our other locations. The long-lived assets and related goodwill for these centers was assessed for impairment under a held for use model as of March 31, 2000. As a result of the decision to close these centers, coupled with the fact that the remaining projected undiscounted cash flows were less than the carrying value of the long-lived assets and goodwill for these centers, we recorded impairment in the quarter ended March 31, 2000 of approximately $3,567,000 to reduce the goodwill to its fair value. This reduction is a component of the line item Realignment and Impairment Charges.

We incurred additional costs associated with the decision to close the Georgia centers during the third and fourth quarters of fiscal year 2000. These costs related primarily to exiting certain lease obligations. The estimated lease obligations, net of estimated sub-lease income, were approximately $242,000 at September 30, 2000. The total costs related to lease obligations and employee contractual liabilities for the Atlanta centers closed June 30, 2000 was $561,000, which is the other component of the line item Realignment and Impairment Charges.

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

Depreciation and amortization expense increased to $1,145,000 in fiscal year 2003 as compared to $1,022,000 in fiscal year 2002. This increase reflects increased equipment purchases for our centers. Depreciation and amortization expense for fiscal year 2001 was $1,544,000. We also recorded $200,000 in additional depreciation expense in anticipation of medical equipment obsolescence. Net interest expense decreased to $744,000 in fiscal year 2003 down from $2,236,000 in fiscal year 2002. This decrease was the result of a reduction in long-term debt due to regularly scheduled principal payments and a decline in interest rates over the year. Net interest expense increased to $2,236,000 in fiscal year 2002 from $1,699,000 in fiscal year 2001 as a result of approximately $1,400,000 of interest and fees associated with the settlement we made with various taxing authorities as a part of our Chapter 11 reorganization. These amounts will be paid out over the next six years per the confirmed Plans of Reorganization.

We evaluate the valuation allowance regarding deferred tax assets on a more likely than not basis. In determining that it was more likely than not that the recorded deferred tax asset would be not realized, our management considered the following:

o        Recent historical operating results.

o The budgets and forecasts that management and the Board of Directors have adopted.

o The ability to utilize net operating losses (NOL's) prior to their expiration.

o The potential limitation of NOL utilization in the event of a change in ownership.

o The generation of future taxable income in excess of income reported on the consolidated financial statements.

A valuation allowance of $5.8 million and $6.6 million at September 30, 2003 and 2002, respectively, remained necessary in the judgement of management because the factors noted above did not support the utilization of less than a full valuation allowance. The lack of consistent earnings, discussed above, was considered in the decision to maintain a 100% valuation allowance.

Unaudited Quarterly Financial Information

The following is condensed quarterly financial information.

                                                             Fiscal Year Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2002        03/31/2003         06/30/2003         09/30/2003
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $10,296,744       $11,013,405        $11,048,786        $11,159,133
Operating Cost                                   9,472,378         9,833,985         10,087,327          9,781,498
Operating Margin                                   824,366         1,179,420            961,459          1,377,635
Net Income after Provision for
   Income Taxes                                    372,301           700,305            523,581            779,179
Basic and Diluted Earnings per
  Common Share                                        0.04              0.08               0.05               0.08



                                                             Fiscal Year Ended September 30, 2002
                                              12/31/2001        03/31/2002         06/30/2002         09/30/2002

Revenues                                        $9,230,506        $9,749,507         $9,823,464         $9,723,126
Operating Cost                                   8,550,911         8,943,279          9,176,050          9,618,108
Operating Margin                                   679,595           806,228            647,414            105,018
Net Income after Provision for
   Income Taxes                                    198,032           343,564            149,740            702,659
Basic and Diluted Earnings per
  Common Share                                        0.02              0.04               0.02               0.06


Results of Operations for the Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002:

Revenues of $11,159,000 for the quarter ending September 30, 2003 reflect an increase of approximately 15% from those of the quarter ending September 30, 2002. The increase is attributed to an increase in fee income associated with laboratory services, some small increases in the fee schedule of some insurance payors, an increase in physical therapy services provided, and an increase in patient visits.

Patient encounters increased to 118,000 in the fourth quarter of fiscal year 2003 from 110,000 in the fourth quarter of fiscal year 2002.

The one percent increase in operating costs reflects routine salary adjustments and increases in other medical costs.

The increase in depreciation and amortization costs is due to equipment purchases and an equipment obsolescence adjustment.

The decrease in net interest expense was the result of a reduction in long-term debt due to regularly scheduled principal payments and a decline in interest rates over the year.

During the fourth quarter of 2002, we recorded a gain on extinguishment of debt in the amount of approximately $2,705,000 which resulted from a discharge of a $1,500,000 of convertible subordinated debenture with accrued interest of approximately $292,000; reducing the carrying value of compromised accounts payable balances to their current present value by approximately $685,000; and the termination of certain leases, with a recorded balance of approximately $228,000, as provided for during the reorganization.

Financial Condition at September 30, 2003 and September 30, 2002

Cash and cash equivalents increased by $414,000 from September 30, 2002 to September 30, 2003. Working capital increased to $2,926,000 at September 30, 2003 from $2,516,000 at September 30, 2002.

Accounts receivable increased from $6,350,000 at September 30, 2002 to $6,874,000 at September 30, 2003. This increase was attributable to the increase in revenues during fiscal year 2003.

The increase in property and equipment is the result of medical equipment purchases and facility renovations of approximately $1,408,000, offset by an increase in depreciation expense.

The reductions in long-term debt from September 30, 2002 to September 30, 2003 were the result of the regularly scheduled principal payments. Management believes that it will be able to fund debt service requirements for the foreseeable future out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth for working capital needs and for the retirement of indebtedness. Our past capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), and credit extended by suppliers.

As of September 30, 2003, we had no material commitments for capital expenditures or for acquisitions or start-ups. Operating activities generated $2,531,000 of cash during fiscal year 2003, compared to $2,377,000 during fiscal year 2002. Operations continued to generate positive cash flow mainly due to an improvement in our overall operations, much of which was the result of cost reductions that have remained in place throughout 2003 and 2002, which is reflected as the increase in operating margin on the income statement. In addition, the extended payment terms realized through the bankruptcy filing improved cash flow from operations.

Investing activities used $1,365,000 of cash during fiscal year 2003 and $836,000 in fiscal year 2002 as a result of normal equipment upgrades in existing centers.

We used approximately $752,000 of cash for financing activities in fiscal year 2003 to pay down the long-term debt. We used approximately $1,372,000 of cash during fiscal year 2002 to reduce debt. We have no assurance that any additional financing, if required, will be available on terms acceptable to us.

Overall, our current assets exceed our current liabilities at September 30, 2003.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2003:


                                                                  Payment Due By Period
                                    ----------------------------------------------------------------------------------
                                    ------------- -- ------------- --- ------------- -- ------------ --- -------------
   Contractual Obligations             Total           < 1 Year         1-3 Years        3-5 Years        > 5 Years
-------------------------------     -------------    -------------     -------------    ------------     -------------
-------------------------------     -------------    -------------     -------------    ------------     -------------

Long-term Debt                        $2,881,549         $775,308        $1,892,711        $148,204           $65,326
Capital Lease                            445,137          171,050           274,087               0                 0
Operating Lease                       33,074,297        2,606,801         7,664,567       2,436,572        20,366,357

     Please refer to Footnote No. 5 in audited consolidated Financial Statements on page 50.

Risk Factors
-------------

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially than those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K. You should carefully read the risks described below. The risks described below are not the only risks facing us. We have only described the risks we consider to be the most material. There may be additional risks that are viewed by us as not material or that are not presently known to us.

Risks Related to UCI Medical Affiliates, Inc.
----------------------------------------------

      We can provide you no assurance that we will be able to implement successfully our bankruptcy reorganization plans and continue as a going concern.

On November 2, 2001, we filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina. We filed the bankruptcy petition because of our heavily-burdened debt structure and our lack of liquidity.

In the course of our bankruptcy proceedings, we developed, in negotiation with creditors and other interested constituencies, reorganization plans for our company, our subsidiaries, and the professional corporations setting forth how claims against and equity interests in the companies will be treated. We submitted these plans of reorganization to the Bankruptcy Court on May 6, 2002, and filed addendums to the plans with the Bankruptcy Court on June 14, 2002 and July 29, 2002. By August 8, 2002, the Bankruptcy Court had issued orders confirming all of the reorganization plans. For a summary description of the terms of the reorganization plans as confirmed, please see our Current Report on Form 8-K filed with the SEC on August 16, 2002. Although we have been able to obtain confirmation of the reorganization plans by the Bankruptcy Court, it remains uncertain whether we will be able to continue to implement successfully the reorganization plans and continue as a going concern. Thus, any investment in our shares of common stock is highly speculative.

      We have a history of losses.
We have a history of operating losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding. We incurred net losses of approximately $1,475,000, $6,102,000, $10,508,000,
$84,000 and $1,360,000 for the years ended September 30, 2001, 2000, 1998, 1997 and 1995, respectively. We had net income of $2,375,000, $1,394,000, $910,000 and $466,000 for the years ended September 30, 2003, 2002, 1999 and 1996, respectively. Thus, our financial viability and ability to continue as a going concern depend on our ability to achieve a significant increase in income from operations, maintain adequate working capital and obtain satisfactory long-term financing. We can provide you with no assurance, however, that we can realize these goals or that we will be profitable in the future or successful in refinancing or renewing our outstanding debt.

      We can provide no assurance that our medical centers will be able to compete effectively with other existing healthcare providers.

The business of providing healthcare-related services is highly competitive. Many companies, including professionally managed physician practice management companies like us, have been organized to acquire medical clinics, manage the clinics, and employ clinic physicians at the clinics. Large hospitals, other physician practice centers, private doctor's offices and healthcare companies, HMOs, and insurance companies are also involved in activities similar to ours. Because our main business is the provision of medical services to the general public, our primary competitors are the local physician practices and hospital emergency rooms in the markets where we own medical centers. All of our medical centers are located in the States of South Carolina and Tennessee. Some of these competitors have longer operating histories and significantly greater resources than we do. In addition, these traditional sources of medical services, such as hospital emergency rooms and private physicians, have had in the past a higher degree of recognition and acceptance than the medical centers that we operate. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter the market in the future.

      If a regulatory authority finds that our organization and relationships do not comply with existing or future laws and regulations, our operations could be materially adversely affected.

As a participant in the healthcare industry, our operations and relationships are subject to extensive and increasing regulation by a number of governmental bodies at the federal, state and local levels. Although we have tried to structure our business to comply with these existing laws and regulations, we have had little guidance as to whether we comply or not because of the unique structure of our business operations. We cannot assure you that a review by the courts or regulatory authorities of our former or current business will not result in a determination that could adversely affect our operations. In particular, we can provide you with no assurance that a court or regulatory body would find that our structure and business operations comply with the following:

     o State and federal laws limiting the provision of medical services by business corporations;

     o    State and federal anti-kickback and self-referral laws;

     o    Antitrust laws; and

     o Federal and state laws and regulations governing insurance companies, HMOs, and other managed care organizations.

We have provided you with a discussion of each of these areas in the section titled "Government Regulation" under Item 1 above. Furthermore, the laws and regulations governing the healthcare industry change rapidly and constantly. In the future, the regulatory environment may change in a manner as to require us to modify or restrict our existing operations and any proposed expansion of our business. Restrictions on or modifications of our operations because of a changing regulatory environment could materially adversely affect our business.

      If the laws, regulations, and policies governing government-sponsored healthcare programs are changed, our operations could be materially adversely affected.

Historically, we derive approximately six percent of our revenues from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. Additionally, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. We believe that we are in material compliance with these laws, but we cannot assure you that our activities will not be challenged or scrutinized by governmental authorities.

      Departures of our key personnel or directors will impair our operations.

     We have the following executive officers: D. Michael Stout, M.D., our President, Chief Executive Officer and Director of Medical Affairs; and Jerry F. Wells, Jr., CPA, our Executive Vice President, Chief Financial Officer, and Corporate Secretary. They are instrumental in our organization and are the key management officials in charge of our daily business operations. We cannot be assured of the continued service of either of them, and each of them would be difficult to replace. Additionally, our directors' community involvement, diverse backgrounds, and extensive business relationships are important to our success.

      Because of the nature of our business, we run the risk that we will be unable to collect the fees that we have earned. Virtually all of our consolidated net revenue was derived in the past, and we believe will be derived in the future, from our medical centers' charges for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable, and delays attendant to reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments, and penalties resulting from audits by payors may require us to borrow funds to meet our current obligations or may otherwise have a material adverse effect on our financial condition and results of operations.

      We are subject to certain special risks in connection with the intangible assets reported on our balance sheet. As a result of our various acquisition transactions, intangible assets (net of accumulated amortization) of approximately $3.4 million have been recorded on our balance sheet as of September 30, 2003. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our intangible assets in the fiscal year ending September 30, 2002. Instead, after an initial review of our intangible assets for impairment in connection with our adoption of this new accounting principle, we analyze our intangible assets on an annual basis for impairment of value.

Under these current accounting standards, our net unamortized balance of intangible assets acquired was not considered to be impaired as of September 30, 2003. In the past, however, we have recorded impairments to our intangible assets when appropriate. For example, effective September 30, 2001, we recorded impairment in the approximate amount of $750,000 to reduce our intangible assets to fair value. We recorded this impairment because we combined two of our Knoxville, Tennessee locations, and we deemed that the goodwill associated with the closed location was impaired and should be written off. Prior to that, we recorded impairment in the quarter ended March 31, 2000 in the approximate amount of $3.6 million to reduce our intangible assets to fair value. This impairment was required in connection with the closing of our medical centers in Georgia. See further discussion in Item 7 above.

We cannot assure you that we will ever realize the value of our remaining intangible assets in the future. We may be required to recognize that the value of our intangible assets has been further impaired in our subsequent annual reviews upon analyzing our operating results. Any future determination that a significant impairment has occurred would require us to write-off the impaired portion of our remaining intangible assets, which could have a material adverse effect on our results of operations.

      Our business is concentrated in specific geographic locations and could be affected by a depressed economy in these areas.

We provide our services to areas in South Carolina and Tennessee. A stagnant or depressed economy in these states could affect all of our markets and adversely affect our business and results of operations.

      Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks, acts of war, or military actions, such as continued military actions in Iraq or elsewhere, may adversely affect our operating results and financial condition.

The attacks of September 11, 2001 have contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response, such as the continued military actions in Iraq or elsewhere, and other future developments, may adversely affect prevailing economic conditions. These developments, depending on their magnitude, could have a material adverse effect of our operating results and financial condition.

Risks Related to Our Common Stock

      Shareholders may have difficulty in selling their shares because we have filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code.

On November 12, 2001, we, along with our subsidiaries and affiliated professional corporations, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. We filed the bankruptcy petitions because of our heavily-burdened debt structure and our lack of liquidity. Although the reorganization plans have been confirmed by the Bankruptcy Court, it remains uncertain whether we will be able to implement successfully the terms of the reorganization plans and continue as a going concern.

Because of the uncertainty resulting from our financial distress and our ongoing reorganization proceedings, our common stock is not attractive to many investors. Consequently, should you desire to sell your shares, you may not be able to find a buyer.

      You may have difficulty in selling your shares because of the absence of an active public market.
On October 20, 1998, our common stock was delisted for trading on the NASDAQ SmallCap Market. Shortly before our delisting, NASDAQ raised its criteria to remain listed on the NASDAQ SmallCap Market. Our delisting was a consequence of our failure to meet the increased requirements for the value of assets for companies traded on the NASDAQ SmallCap Market.

Because our stock is no longer listed on the NASDAQ SmallCap Market, trading in our common stock is conducted in the over-the-counter market. Consequently, our stockholders have found disposing of shares of our common stock and obtaining accurate quotations of its market value more difficult. In addition, the delisting makes our common stock substantially less attractive as:
     o    collateral for loans;

     o an investment by financial institutions because of their internal policies or state legal investment laws;

     o consideration  to finance any future  acquisitions of medical  practices;
and,

     o an investment opportunity by investors should we desire to raise additional capital in the future. Although our common stock is currently eligible for quotation on the over-the-counter bulletin board, we have been informed that the NASD may be considering higher standards for permitting quotations of securities on the bulletin board. If the NASD does raise its standards, the over-the-counter bulletin board may no longer be available as a trading market for our stockholders as well. Consequently, potential investors should only invest in our common stock if they have a long-term investment intent. If an active market does not develop and a shareholder desires to sell its shares of our common stock, the shareholder will be required to locate a buyer on its own and may not be able to do so.

      The absence of a public market makes the price of our common stock particularly volatile and susceptible to market fluctuations.

Trading in our common stock has historically been very limited, and we cannot assure you that an active trading market for our common stock will ever develop or be sustained. Because of the limited trading liquidity in our common stock, the market price of our common stock has been vulnerable to significant fluctuations in response to very limited market trading in our shares. Sales of substantial amounts of our common stock, or the availability of substantial amounts of our common stock for future sale, could adversely affect the prevailing market price of our common stock. The market price of our common stock will remain subject to significant fluctuations in response to these factors as well as in response to operating results and other factors affecting stock prices generally. The stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock in the future.

      Shareholders may have difficulty selling their shares because our common stock is a "penny stock" and is subject to special SEC rules that make transactions in our common stock burdensome for broker-dealers.

As long as the trading price of our common stock is less than $5.00 per share, our common stock will be considered to be a "penny stock" under SEC rules. Generally, a "penny stock" is any non-NASDAQ equity security that has a market price of less than $5.00 per share. If a penny stock is traded in the secondary market, these SEC rules require the broker-dealer to provide to the purchaser a disclosure schedule explaining the penny stock market and the risks associated with it. These SEC rules also require broker-dealers to abide by various sales practices if they sell penny stocks to persons other than established customers and accredited investors. For these penny stock transactions, the broker-dealer must make a special determination that the investment in the penny stock is suitable for the purchaser and receive the purchaser's written consent to the purchase before the transaction. The additional burdens that these SEC rules impose upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock and could severely limit a shareholder's ability to sell its shares in the secondary market.

      The market price of our common stock may fluctuate widely in the future. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, material announcements made by us from time to time, governmental regulatory action, general conditions in the healthcare industry, or other events, or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many healthcare services companies and which have often been unrelated to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. In this event, the price of our common stock would likely decline, perhaps substantially.

      The market price of our common stock may decline should substantial number of shares of our common stock be offered for sale on the open market.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our future ability to raise capital through the sale of our equity securities. We are unable to predict the effect, if any, that future sales of our common stock or the availability of our common stock for sale may have on the market price of our common stock prevailing from time to time.

      Anti-takeover provisions in our certificate of incorporation and state corporate laws could deter or prevent take-over attempts by a potential purchaser of our common stock and deprive you of the opportunity to obtain a takeover premium for your shares.

In many cases, stockholders receive a premium for their shares when a company is purchased by another. Various provisions in our certificate of incorporation and bylaws and state corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors. These provisions tend to perpetuate existing management. As a result, our shareholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

          provisions in our certificate of incorporation establishing three classes of directors with staggered o terms, which means that only one-third of the members of the board of directors is elected each year and each director serves for a term of three years.

          provisions in our certificate of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from
     o attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

      We do not expect to pay dividends on our common stock in the foreseeable future.
We have no source of income other than dividends that we receive from our operating subsidiaries, UCI-SC and UCI-GA. Our ability to pay dividends to shareholders will therefore depend on the subsidiaries' ability to pay dividends to us. The subsidiaries intend to retain future earnings, if any, for use in the operation and expansion of our business. Consequently, we do not plan to pay dividends until we recover any losses that we have incurred and become profitable. Additionally, our future dividend policy will depend on our earnings, financial condition and other factors that our Board of Directors considers relevant.

      Shareholders may suffer dilution in their interests in our common stock if we offer additional shares of common stock in the future or if certain third parties exercise their option rights to acquire additional shares of our common stock.

There is no present intent to offer for sale additional shares of common stock. However, our success will depend on a number of factors, including the factors set forth in this "Risk Factors" section of the Form 10-K. Accordingly, we cannot ensure that, in the future, we will not have to seek additional capital by offering and selling additional shares of common stock in order to continue to operate, acquire additional medical practices in our current or other markets, or achieve successful operations. If it becomes necessary to raise additional capital to support our operations, there is no assurance that additional capital will be available to us, that additional capital can be obtained on terms favorable to us, or that the price of any additional shares that may be offered by us in the future will not be less than the subscription price paid by our shareholders. The effect on existing stockholders of sales of additional shares of common stock cannot presently be determined.

As of September 30, 2003, CHC and CP&C, each of which is a wholly-owned subsidiary of BCBS, owned in the aggregate 4,645,010 shares, or approximately
48.13 percent, of our outstanding common stock. Under various agreements among CHC, CP&C and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entities, as a group, to obtain and then maintain an aggregate ownership of 48 percent of our outstanding voting stock. To the extent either of these BCBS subsidiaries exercises its right in conjunction with a sale of voting stock by us, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by a BCBS subsidiary to exercise its purchase rights. Consequently, to the extent either of the BCBS subsidiaries elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to a BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

The substantial ownership of our common stock by the BCBS subsidiaries, MainStreet Healthcare Corporation, and other of our affiliates may provide them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by our stockholders. As a result, other stockholders may be unable to successfully oppose matters that are presented by these entities for action by stockholders, or to take actions that are opposed by these entities. The ownership by these entities may also have the effect of delaying, deterring, or preventing a change in our control without the consent of these entities. These effects could reduce the value of our stock. In addition, sales of common stock by these entities could result in another stockholder obtaining control over us.

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

Approximately $1,146,000 of our debt at September 30, 2003 was subject to fixed interest rates and principal payments. Approximately $2,180,000 of our debt at September 30, 2003 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2003, our interest expense on an annualized basis would increase approximately $22,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 36.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Annual Controls Evaluation and Related CEO and CFO Certifications

Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act), are located at exhibits 31.1 and 31.2, respectively. This Controls and Procedures section includes the information concerning the controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics addressed.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP". To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our annual controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because Item 5 in the Exhibit 31.1 and 31.2 certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions", which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize, and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that erroneous or fraudulent misstatements (which would be undetected within a timely period by employees in the normal course of performing their assigned functions) may occur in amounts that would be material in relation to the financial statements. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our Disclosure Controls were effective to provide reasonable assurance that material information relating to our company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

From the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.







            (The remainder of this page is intentionally left blank.)

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Directors

Harold H. Adams, Jr., CPCU, 56, has served as one of our directors since June 1994 and as President and owner of Adams and Associates, International and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 32 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2003.

Charles M. Potok, 55, has served as one of our directors since September 1995; as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company, a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, since March 1984; and, as President of Companion Property and Casualty Insurance Company since April 2002. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining Companion Property and Casualty Insurance Company, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 2003.

Ashby M. Jordan, M.D., 64, has served as one of our directors since August 1996 and as Vice President of Medical Affairs of Blue Cross and Blue Shield of South Carolina since December 1986. Prior to joining Blue Cross and Blue Shield of South Carolina, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently reelected as a director at the annual meeting of stockholders in 2003.

John M. Little, Jr., M.D., MBA, 53, has served as one of our directors since August 11, 1998 and as Chief Medical Officer of Companion HealthCare Corporation, a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, since 1996. Dr. Little is currently the Vice President for Health Care Services at Blue Cross and Blue Shield of South Carolina. Additionally, he has served since 1994 as Medical Director of Managed Care Services of Companion HealthCare Corporation, as Chairman of the Quality Assurance Committee and the Pharmacy and Therapeutics Committee of Companion HealthCare Corporation, and as a Co-Chair of the Managed Care Oversight Committee of Companion HealthCare Corporation. Prior to joining Companion HealthCare Corporation in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently reelected as a director at the annual meeting of stockholders in 2003.

Louis M. McElveen, CPA, CVA, 41, received his B.S. in Accounting, as well as his Masters degree in Accountancy/Taxation from the University of South Carolina. He is licensed to practice accounting in multiple states and is a member of several societies including: American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, where he is also Chairman of the Taxation Committee, and the National Association of Certified Valuation Analysts. Mr. McElveen is currently the Chief Financial Officer of Southern Anesthesia & Surgical, Inc, a privately-owned, national pharmaceutical distribution company. Prior to joining Southern Anesthesia & Surgical, Inc., he was Partner in Charge of Taxation with Scott McElveen, L.L.P., a private CPA firm and our current independent accountants. Mr. McElveen has had 17 years of public accounting experience, nine years of which, were spent with international accounting firms. Mr. McElveen is a board member of several local non-profit organizations. Mr. McElveen was most recently elected as a director at the annual meeting of stockholders in 2003.

Timothy L. Vaughn, CPA, 38, has served as Chief Financial Officer of Companion HealthCare since January 2000. Prior to January 2000, Mr. Vaughn was Contracts Manager for Blue Cross Blue Shield of South Carolina's TRICARE line of business. This federal program provides health benefits administration for military dependents and retirees across the nation. Mr. Vaughn is a Certified Public Accountant and is a Fellow in both the Academy of Healthcare Management and Life Management institute and is currently serving as Corporate Secretary and Treasurer of EAP Alliance, Inc., which provides employee assistance programs to business and industry. He is a member of numerous civic and professional organizations. Mr. Vaughn was most recently elected as a director at the annual meeting of stockholders in 2003.

Executive Officers

The following sets forth certain information concerning our executive officers of UCI who do not also serve on the Board of Directors.

D. Michael Stout, M.D., 58, has served as Executive Vice President of Medical Affairs of UCI and DC-SC since 1983 and as President and Chief Executive Officer of UCI, UCI-SC, UCI-GA and the P.A.'s since November 1, 2002. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society, and the American College of Physician Executives.

Jerry F. Wells, Jr., CPA, 41, has served as UCI's Executive Vice President and Chief Financial Officer since he joined us in February 1995 and as UCI's Corporate Secretary since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, and of UCI-GA since its organization in February 1998, and as Corporate Secretary of DC-SC since December 1996. Prior to joining us, he served as a Senior Manager and consultant for Pricewaterhouse Coopers LLP from 1985 until February 1995. Mr. Wells is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, and the North Carolina CPA Association.

Board of Directors and Board Committees
Board of Directors

The Board of Directors met or acted by written consent a total of six times during our fiscal year ended September 30, 2003. No director attended fewer than 75 percent of the total of such Board meetings and the meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Revenue Enhancement Committee. The Board of Directors has not established a separate nominating committee for recommending to stockholders candidates for positions on the Board of Directors. The Board of Directors acting as a whole currently performs such functions. Currently, six directors serve on the Board of Directors.

Audit Committee

During our fiscal year ended September 30, 2003, the Audit Committee consisted of Mr. Adams, Mr. Johnson, and Dr. Jordan. For the fiscal year beginning on October 1, 2003, the Audit Committee consists of Mr. McElveen, Mr. Vaughn, and Mr. Adams, with Mr. McElveen acting as Chairman. This committee recommends to the Board of Directors the engagement of our independent auditors, determines the scope of the auditing of our books and accounts, reviews the reports submitted by the auditors, examines procedures employed in connection with our internal control structure, reviews and approves the terms of acquisitions between us and any related party entities, undertakes certain other activities related to our fiscal affairs, and makes recommendations to the Board of Directors as may be appropriate. This committee met two times during our fiscal year ended September 30, 2003. The Board of Directors has determined that UCI has at least one audit committee financial expert serving on its audit committee. Mr. McElveen is the financial expert, as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act, and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee

     During our fiscal year ended September 30, 2003, the Compensation Committee consisted of Dr. Little, Mr. Johnson, and Mr. Potok. For the fiscal year beginning on October 1, 2003, the Compensation Committee consists of Mr. Potok, Dr. Jordan and Dr. Little, with Mr. Potok acting as Chairman. This committee monitors our executive compensation plan, practice and policies, including all salaries, bonus awards, and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met two times during our fiscal year ended September 30, 2003. The report of the Compensation Committee appears in this Form 10-K on page 30.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the directors, officers, and beneficial owners of more than ten percent of a registrant's common stock to file reports of holdings and acquisitions in common stock with the Securities and Exchange Commission. To our knowledge, based solely on our records and a review of the copies of such reports furnished to us, we believe that our directors, officers, and beneficial owners of more than ten percent of our stock complied with all SEC filing requirements applicable to them in respect to our fiscal year ended September 30, 2003, with the exception of a delayed Form 3 filing by Mr. McElveen and Mr. Vaughn, after being elected as directors during 2003. Neither Mr. McElveen nor Mr. Vaughn beneficially owns any shares of UCI's common stock.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have filed a copy of this Code as Exhibit 14 to this Form 10-K.

Item 11.   Executive Compensation

The following table sets forth the total compensation earned during the fiscal year ended September 30, 2003 and during each of the two prior fiscal years by our President and Chief Executive Officer and our other executive officers whose annual compensation from us exceeded $100,000 for all services provided to us. No other executive officers earned compensation in excess of $100,000 for services provided to us in any of the three fiscal years reflected in the table.

                           Summary Compensation Table

                                                                                    Long Term
                                                                                   Compensation
                                                                  Annual              Awards
                                                  Compensation
                                                                                    Securities
                                                                                    Underlying          All Other
   Name and Principal Position      Fiscal Year    Salary (1)    Bonus (1)           Options         Compensation (2)
   ---------------------------      -----------    ----------    ---------           -------         ----------------

M. F. McFarland, III, M.D.              2003      $    28,000 (3)  $238,000                 0                  0
Chairman, President and                 2002          325,000 (3)   155,500                 0              9,272
Chief Executive Officer                 2001          325,000 (3)         0                 0              9,272

D. Michael Stout, M.D.                  2003      $   227,000 (4$    88,000                 0                  0
Executive Vice President of             2002          210,000 (4)    58,000                 0                  0
Medical Affairs                         2001          210,000 (4)         0                 0                  0

Jerry F. Wells, Jr., CPA                2003      $   144,500   $    39,000                 0                  0
Executive Vice President,               2002          138,000        38,000                 0                  0
Chief Financial Officer,                2001          112,000             0                 0                  0
 and Corporate Secretary


(1) Amounts included under the heading "Salary" and "Bonus" include compensation from both UCI-SC and DC-SC. The remuneration described in the table above does not include our cost of benefits furnished to certain officers that were extended in connection with the conduct of our business. The amount of such benefits accrued for each of the named executives in each of the years reflected in the table did not exceed 10% of the total annual salary and bonus reported for such executive in such year.

(2) Amounts included under the heading "All Other Compensation" are comprised of premiums for long-term disability and life insurance provided by us for the benefit of Dr. McFarland.

(3) For services performed by Dr. McFarland for UCI-SC, Dr. McFarland received an annual salary of $157,500 during each of the two fiscal years ended September 30, 2002 and 2001. For services performed by Dr. McFarland for DC-SC, an affiliated professional association which was wholly owned by Dr. McFarland that contracts with UCI-SC to provide all medical services at our medical facilities, Dr. McFarland received an annual salary of $167,500 for each of the two fiscal years ended September 30, 2002 and 2001. Dr. McFarland's employment with UCI-SC and DC-SC terminated on November 1, 2002.
(4) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the three fiscal years ended September 30, 2003, 2002, and 2001. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $160,000 in each of the two fiscal years ended September 30, 2002 and 2001. Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, UCI-GA, and DC-SC since November 1, 2002.

Fiscal Year End Option Values

The following table sets forth certain information with respect to unexercised options to purchase our common stock held at September 30, 2003. None of the named executive officers exercised any options during the fiscal year ended September 30, 2003. Additionally, no options were granted to any officer or director during the fiscal year ended September 30, 2003.


                                               2003 FISCAL YEAR END
                                                   OPTION VALUES



                                      Number of Securities Underlying                 Value of Unexercised
                                          Unexercised Options at                          In-the-Money
                                              Fiscal Year End                      Options at Fiscal Year End
                                 ------------------------------------------  ---------------------------------------

             Name                   Exercisable          Unexercisable          Exercisable        Unexercisable
---------------------------------------------------- ---------------------- -------------------- -------------------


                                         0                     0                     0                   0
M.F. McFarland, III, M.D. Chairman,
President and Chief
Executive Office (1)


                                      109,825                  0                     0                   0
D. Michael Stout, M.D.
Executive Vice President of
Medical Affairs (2)


                                      134,825                  0                     0                   0
Jerry F. Wells, Jr., CPA
Executive Vice President,
Chief Financial Officer, and
Secretary

(1) Dr. McFarland's employment with UCI-SC and DC-SC terminated on November 1, 2002.

(2) Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, UCI-GA, and DC-SC since November 1, 2002.

Director Compensation

We pay our non-employee directors a fee of $500 for attendance at each meeting of our Board of Directors. We reimburse our non-employee directors for all out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors, including out-of-pocket expenses incurred in attending meetings of the Board of Directors.

During the fiscal year ended September 30, 1996, we adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provided for the granting of options to two non-employee directors for the purchase of 10,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options to Harold H. Adams, Jr., CPCU and 5,000 options to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2003, stock options for 5,000 shares were outstanding under the 1996 Non-Employee Plan, all of which were exercisable.

During the fiscal year ended September 30, 1997, we adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provided for the granting of options to three non-employee directors for the purchase of 20,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options each to Thomas G. Faulds, Ashby M. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2003, stock options for 10,000 shares were outstanding under the 1997 Non-Employee Plan, all of which were exercisable.

Employment Contracts

None.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2003, the Compensation Committee of the Board of Directors decided matters of executive compensation. The Compensation Committee was composed of Dr. Little, Mr. Johnson, and Mr. Potok. None of the members of the Compensation Committee have served as our executive officers or employees or as executive officers or employees of any of our subsidiaries. None of the members of the Compensation Committee served as members of the compensation committees of another entity. None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee. None of our executive officers served as a director of another entity, one of whose executive officers served as one of our directors.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors generally determines the compensation of our executive officers and has furnished the following report with respect to certain compensation paid or awarded to our executive officers during the fiscal year ended September 30, 2003.

General Policies. Our compensation program is intended to enable us to attract, motivate, reward, and retain the management talent to achieve corporate objectives and thereby increase shareholder value. Our policy is to provide incentives to senior management to achieve both short-term and long-term objectives. To attain these objectives, our executive compensation program is composed of a base salary and bonus.

Base Salary. Base salaries for Dr. Stout and Mr. Wells were determined by a subjective assessment of the executive officer's performance, in light of the officer's responsibilities and position with us and our performance during prior periods. In evaluating our overall performance, the primary focus is upon not only our financial performance, but also on the personal performance of the executives in areas such as quality assurance and personal development.

Incentive Compensation. Incentive compensation for Dr. Stout and Mr. Wells was established in their respective employment agreements, both of which are no longer in effect as of the date of the most recent proxy statement, and were most influenced by our profitability. Such compensation is completely "at risk" depending upon our performance. The Compensation Committee reviews periodically, and adjusts accordingly, incentive compensation.

Stock Options. Executive compensation includes the grant of stock options in order to more closely align the interests of the executive with the long-term interests of the shareholders.

     For the fiscal year beginning on October 1, 2003, the Compensation Committee consists of Mr. Potok, Dr. Jordan and Dr. Little, with Mr. Potok acting as Chairman.

Performance Graph

The following graph compares cumulative total shareholder return of UCI's common stock over a five-year period with The NASDAQ Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 1998.






                               (INSERT GRAPH HERE)
























                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/98      09/30/99       09/30/00       09/30/01      09/30/02      09/30/03
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.            45.00         22.50          16.25          12.40         10.40        105.78
NASDAQ Market Index                    103.92        168.12         229.98          94.23         75.81        111.80
Peer Group                              93.24         36.76          45.57         103.61         69.79         91.80

The members of the Peer Group are Continucare Corporation, IntegraMed America, Inc., Pediatrix Medical Group, Inc., and Metropolitan Health Networks. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization for purposes of arriving at a Peer Group average. The prices of UCI's common stock used in computing the returns reflected above are the average of the high and low bid prices reported for UCI's common stock during the fiscal year ended on such dates.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of November 12, 2003. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers, as a group. The percentages are calculated based on 9,650,472 shares of common stock outstanding on November 12, 2003.

                                                                                  Shares
                                                                               Beneficially
                                  Name                                           Owned (1)              Percentage
------------------------------------------------------------------------- --- ----------------          ------------
Blue Cross and Blue Shield of South Carolina (2)...............................4,645,010                  48.13
MainStreet Healthcare Corporation (3)..........................................1,481,009                  15.35
M.F. McFarland, III, M.D. (4)....................................................521,962                   5.41
Harold H. Adams, Jr................................................................2,500                     *
Ashby M. Jordan, M. D................................................................. 0                      *
A. Wayne Johnson.......................................................................0                      *
John M, Little, Jr., M.D...............................................................0                      *
Louis M. McElveen......................................................................0                      *
Charles M. Potok.......................................................................0                      *
Timothy L. Vaughn......................................................................0                      *
D. Michael Stout, M.D. (5).......................................................414,185                    4.00
Jerry F. Wells, Jr., CPA (6).....................................................134,825                    1.40
All current directors and executive officers
    As a group (8 persons).......................................................551,510                    5.70

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

(2) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by CHC (4,026,829 shares) and CP&C (618,181 shares), each of which is a wholly owned subsidiary of BCBS.

     (3) The business address of the named beneficial owner is 2370 Main Street, Tucker, Georgia 30084.

     (4) The business address of the named beneficial owner is 1829 Senate Street, Columbia, SC 29201.

     (5) Includes 109,825 shares issuable pursuant to currently exercisable stock options.

(6) All shares are issuable pursuant to currently exercisable stock options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of September 30, 2003.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans [excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)]
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity     compensation     plans
approved by security holders                 491,650                      2.80                       423,350

Equity   compensation  plans  not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                   491,650                      2.80                       423,350
                                      =======================    =======================     =========================

Item 13.   Certain Relationships and Related Transactions

Administrative Services Agreements

UCI-SC has entered into an Administrative Services Agreement with DC-SC. UCI-GA has entered into Administrative Services Agreements with Doctors Care of Tennessee, P.C. Under these Administrative Services Agreements, UCI-SC and UCI-GA perform all non-medical management of the P.A.'s and have exclusive authority over all aspects of the business of the P.A.'s (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC and UCI-GA includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC and UCI-GA provide all of the resources (systems, procedures and staffing) to bill third party payors or patients, and provide all of the resources (systems, procedures and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC and UCI-GA pay all physician salaries, operating costs of the centers and of UCI-SC and UCI-GA. UCI-SC and UCI-GA set compensation guidelines for the licensed medical professionals at the P.A.'s establish guidelines for establishing, selecting, hiring, and firing the licensed medical professionals. UCI-SC and UCI-GA also negotiate and execute substantially all of the provider contracts with third party payors, with the P.A.'s executing certain of the contracts at the request of a minority of payors. Neither UCI-SC nor UCI-GA loans or otherwise advances funds to any P.A. for any purposes.

During UCI's fiscal years ended September 30, 2003 and 2002, the P.A.'s received an aggregate of approximately $43,518,000 and $38,527,000, respectively, in fees prior to deduction by the P.A.'s of their payroll and other related deductible costs covered under the Administrative Services Agreements and its predecessor agreement. For accounting purposes, we combine the operations of the P.A.'s with the operations of UCI, as reflected in our consolidated financial statements.

D. Michael Stout, M.D. is the sole shareholder and sole director of the P.A.'s, and since November 1, 2002, has served as the President and Chief Executive Officer of UCI, UCI-SC, UCI-GA, and the P.A.'s. Prior to November 1, 2002, Dr. Stout was the Executive Vice President of Medical Affairs for UCI, UCI-SC, and UCI-GA, and was the President of the P.A.'s.

Medical Center Leases

A partnership in which Dr. McFarland is a general partner leases to UCI-SC the Doctors Care Northeast facility. We renewed the lease in October 1997 for a fifteen-year term. We believe the terms of this lease to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2003 and 2002 were $96,000 each year, plus utilities and real estate taxes.

Other Transactions with Related Parties

On May 13, 2003, CHC purchased 2,020,387 shares of common stock from MainStreet Healthcare Corporation and other shareholders for 40 cents ($0.40) per share for a total purchase price of $808,155.

At November 12, 2003, CHC owned 4,026,829 shares of common stock and CP&C owned 618,181 shares of common stock, which combine to approximately 48.13 percent of the outstanding common stock. CHC and CP&C are wholly owned subsidiaries of BCBS. The following is a historical summary of purchases of common stock by BCBS subsidiaries directly from us.



                            Blue Cross and Blue Shield of South                        Price            Total
              Date                        Carolina                     Number           per           Purchase
            Purchased                    Subsidiary                   of Shares        Share            Price
       -------------------  -------------------------------------   --------------  ------------  ------------------

            12/10/93          Companion HealthCare Corporation          333,333        $1.50          $ 500,000

            06/08/94          Companion HealthCare Corporation          333,333        3.00            1,000,000

            01/16/95          Companion HealthCare Corporation          470,588        2.13            1,000,000

            05/24/95          Companion HealthCare Corporation          117,647        2.13              250,000

            11/03/95          Companion HealthCare Corporation          218,180        2.75              599,995

            12/15/95          Companion HealthCare Corporation          218,180        2.75              599,995

            03/01/96          Companion HealthCare Corporation          315,181        2.75              866,748

            06/04/96          Companion Property and Casualty           218,181        2.75              599,998

            06/23/97          Companion Property and Casualty           400,000        1.50              600,000

The common stock acquired by CHC and CP&C directly from us was purchased pursuant to exemptions from the registration requirements of federal securities laws available under Section 4(2) of the 1933 Act. Consequently, the ability of the holders to resell such shares in the public market is subject to certain limitations and conditions. CHC and CP&C purchased these shares at share prices below market value at the respective dates of purchase in part as a consequence of the lower issuance costs incurred by us in the sale of these unregistered securities and in part as consequence of the restricted nature of the shares. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the respective stock purchase agreements.

These BCBS subsidiaries have the option to purchase as many shares as may be necessary for BCBS and its subsidiaries in the aggregate to obtain and maintain ownership of 48 percent of the outstanding common stock in the event that we issue additional stock to other parties (excluding shares issued to our employees or directors). To the extent either of these BCBS subsidiaries exercises its right in conjunction with a sale of voting stock by us, the price to be paid by such entity is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by a BCBS subsidiary to exercise its purchase rights. Consequently, to the extent either of the BCBS subsidiaries elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to a BCBS subsidiary will have the effect of reducing the percentage voting interest in us represented by a share of the common stock.

During the fiscal year ended September 30, 1998, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $1,253,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2003 is $439,000, which includes lease addenda. We believe the terms of the lease purchase agreement to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

During the fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through DC-SC, acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the fiscal year ended September 30, 1995, UCI-SC executed a $400,000 note payable to CP&C payable in monthly installments of $4,546 (including 11 percent interest) from April 1, 1995 to March 1, 2010. We believe the terms of the agreement with CP&C to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

UCI-SC, through DC-SC, provides services to members of a health maintenance organization operated by CHC who have selected DC-SC as their primary care provider. We believe the terms of the agreement with CHC to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During fiscal years ended September 30, 2002 and 2003, Scott McElveen, L.L.P. billed us approximately $76,000 and $79,000, respectively, for professional services rendered for the audit of our annual financial statements and reviews of the financial statements included in our Forms 10-Q or services that are normally provided by our accountant in connection with statutory and regulatory filings or engagements. We estimate that the total fees for such services for the year ended September 30, 2004 will be approximately $70,000.

All Other Fees

During the fiscal years ended September 30, 2002 and 2003, Scott McElveen, L.L.P. billed us an aggregate of $12,000 and $19,000, respectively, for the following professional services: tax return preparation, assistance with preparation of the Annual Report on Form 10-K, audit of our retirement plan, and advice relating to internal audit functions. Scott McElveen, L.L.P. has informed us that no additional amounts shall be billed during 2004 for such services provided in 2002 or 2003. The Audit Committee considered whether provision of these services was compatible with maintaining Scott McElveen, L.L.P.'s independence.

In accordance with Section 10A(i) of the Exchange Act, before we engage an accountant to render audit or non-audit services, our Audit Committee approves the engagement.

Item15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Consolidated Financial Statements
          The consolidated financial statements listed on the Index to Financial Statements on page 36 are filed as part of this report on Form 10-K.

(a)(2) Financial Statement Schedules Required by Item 8

(a)(3)     Exhibits
           A listing of the exhibits to the Form 10-K is set forth on the
           Exhibit Index that immediately precedes such exhibits in this Form 10-K.

(b) Reports on Form 8-K

         On July 17, 2003, we filed a Form 8-K attaching a newspaper article concerning us appearing in the Sunday, July 13, 2003 edition of The State Newspaper.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page(s)

Independent Auditors' Report.................................................................................37

Consolidated Balance Sheets at September 30, 2003 and 2002...................................................38

Consolidated Statements of Operations for each of the three years ended September 30, 2003............................................................................39

Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years ended September 30, 2003................................................40

Consolidated Statements of Cash Flows for each of the three years ended September 30, 2003............................................................................41

Notes to Consolidated Financial Statements................................................................42-57


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

                          Independent Auditors' Report
                                                               --------





To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ SCOTT MCELVEEN, L.L.P.


Columbia, South Carolina
November 26, 2003
..

              SIGNED ORIGINAL ON SCOTT MCELVEEN, L.L.P. LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                    September 30,
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                             $       683,135      $       269,298
   Accounts receivable, less allowance for doubtful accounts
     of $1,924,820 and $1,661,047                                              6,874,423            6,349,629
   Inventory                                                                     646,320              393,795
   Prepaid expenses and other current assets                                     227,666              297,178
                                                                         -----------------    ----------------
Total current assets                                                           8,431,544            7,309,900

Property and equipment, less accumulated depreciation of
   $9,294,442 and $8,149,811                                                   4,027,767            3,764,545
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814 and $2,451,814                      3,391,942            3,391,942
Other assets                                                                       7,822               50,483
                                                                         -----------------    ----------------
Total Assets                                                             $                    $    14,516,870
                                                                         15,859,075
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                             946,358            1,014,829
   Accounts payable                                                              998,052              762,646
   Accrued salaries and payroll taxes                                          1,610,651            1,514,745
   Current portion of pre-petition payroll taxes                                 720,477              475,079
   Other accrued liabilities                                                   1,230,853            1,027,299
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current liabilities                                                      5,506,391            4,794,598
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------

Long-term liabilities
   Accounts payable                                                            1,917,779            2,083,167
   Long-term portion of pre-petition payroll taxes                             3,488,815            4,385,060
   Long-term debt, net of current portion                                      2,380,328            3,063,649
                                                                         -----------------    ----------------
Total long-term liabilities                                                    7,786,922            9,531,876
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             13,293,313           14,326,474
                                                                         -----------------    ----------------

Commitments and contingencies (Note 12)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000 and 10,000,000
    Issued and outstanding- 9,650,472 and 9,650,515 shares                       482,524              482,526
   Paid-in capital                                                            21,723,630           21,723,628
   Accumulated deficit                                                       (19,640,392)         (22,015,758)
                                                                         -----------------    ----------------
Total Stockholders' Equity                                                     2,565,762              190,396
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                               $    15,859,075      $    14,516,870
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations



                                                                          For the Three Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2003                    2002                  2001
                                                               ------------------      -----------------     ------------------

Revenues                                                       $   43,518,068          $    38,526,603       $    38,117,161
Operating costs                                                     39,175,188              36,288,348            35,545,631
                                                               ------------------      -----------------     ------------------
Operating margin                                                     4,342,880               2,238,255             2,571,530

General and administrative expenses                                     79,120                  76,241                50,293
Reorganization charges                                                      --                 214,968                    --
Realignment and impairment charges                                          --                      --               752,737
Depreciation and amortization                                        1,144,631               1,021,563             1,544,153
Gain on extinguishment of debt                                              --              (2,704,920)                   --
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Income from operations                                               3,119,129               3,630,403               224,347
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expenses:  Interest expense and other charges                   (743,763)             (2,236,408)           (1,698,948)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Net income (loss)                                              $    2,375,366          $     1,393,995       $    (1,474,601)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Earnings (loss) per common share:
   Basic earnings (loss) per common share                            $.25                    $.14                 $(.15)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================
   Diluted earnings (loss) per common share                          $.25                    $.14                 $(.15)
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,650,472               9,650,515             9,650,515
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding                   9,650,472               9,650,515             9,650,515
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Years Ended September 30, 2003



                                            Common Stock
                                   -------------------------------
                                                                                                  Accumulated
                                      Shares          Par Value         Paid-In Capital            Deficit                Total
                                   --------------    -------------     ------------------     -------------------     --------------
Balance, September 30, 2000          9,650,515        $482,526           $21,723,628            $(21,935,152)         $     271,002
  Net loss                                  --              --                    --              (1,474,601)           (1,474,601)
                                   --------------    -------------     ------------------     -------------------     --------------
Balance, September 30, 2001          9,650,515        $482,526           $21,723,628            $(23,409,753)          $(1,203,599)
  Net income                                --              --                    --               1,393,995             1,393,995
                                   --------------    -------------     ------------------     -------------------     --------------
                                   --------------    -------------     ------------------     -------------------     --------------
Balance, September 30, 2002          9,650,515        $482,526           $21,723,628            $(22,015,758)         $    190,396
   Net income                               --                --                --                 2,375,366             2,375,366
   Other                                   (43)               --                --                     --                      --
                                   --------------    -------------     ------------------     -------------------     --------------
                                   --------------    -------------     ------------------     -------------------     --------------
Balance, September 30, 2003          9,650,472        $482,526           $21,723,628            $(19,640,392)           $2,565,762
                                   ==============    =============     ==================     ===================     ==============

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows

                                                                          For the Three Years Ended September 30,
                                                                 -----------------------------------------------------------
                                                                       2003                  2002                2001
                                                                 ------------------    -----------------    ----------------
Operating activities:
Net income (loss)                                                      $ 2,375,366           $1,393,995       $ (1,474,601)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Gain on extinguishment of debt                                        --                (2,704,920)                  --
      Provision for losses on accounts receivable                        1,888,594            1,845,094           1,494,915
      Depreciation and amortization                                      1,144,631            1,021,563           1,544,153
      Non-cash realignment and impairment charges                         --                         --             752,737
      (Increase) decrease in accounts receivable                       (2,413,388)          (1,898,137)           (832,756)
      (Increase) decrease in inventory                                   (252,525)             (33,235)             262,937
      (Increase) decrease in prepaid expenses and other
        current assets                                                      69,512              536,554              99,398
      Increase (decrease) in accounts payable and accrued
        expenses                                                         (281,369)            2,216,431             869,440
                                                                 ------------------    -----------------    ----------------

Cash provided by operating activities                                    2,530,821            2,377,345           2,716,223
                                                                 ------------------    -----------------    ----------------

Investing activities:
Purchases of property and equipment                                    (1,407,853)            (809,094)           (744,063)
(Increase) decrease in other assets                                         42,661             (26,532)              17,549
                                                                 ------------------    -----------------    ----------------

Cash used in investing activities                                      (1,365,192)            (835,626)           (726,514)
                                                                 ------------------    -----------------    ----------------

Financing activities:
Net (payments) borrowings under line-of-credit agreement                  --                  (371,317)           (826,202)
(Decrease) increase in book overdraft                                     --                  (733,094)           (451,163)
Payments on long-term debt                                               (751,792)            (267,439)           (915,842)
                                                                 ------------------    -----------------    ----------------

Cash used in financing activities                                        (751,792)          (1,371,850)         (2,193,207)
                                                                 ------------------    -----------------    ----------------

Increase (decrease) in cash and cash equivalents                           413,837              169,869           (203,498)
Cash and cash equivalents at beginning of year                             269,298               99,429             302,927
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------    ----------------

Cash and cash equivalents at end of year                                 $ 683,135           $  269,298           $  99,429
                                                                 ==================    =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), Doctors Care, P.A., Doctors Care of Georgia, P.C., and Doctors Care of Tennessee, P.C. (the three together as the "P.A." and together with UCI, UCI-SC and UCI-GA, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A.'s, which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to each of the P.A.'s. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

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

The P.A. enters into employment agreements with certain physicians for terms ranging from one to five years. All employment agreements have clauses that allow for early termination of the agreement if certain events occur such as the loss of a medical license.

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

Medical Supplies and Drug Inventory

Inventory consists of medical supplies and drugs and both are carried at the lower of average cost (first in, first out) or market.

Property and Equipment

Property and equipment is recorded at cost.

Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets, ranging from three to forty years.

Maintenance, repairs and minor renewals are charged to expense. Major renewals or betterments, which prolong the life of the assets, are capitalized.

Upon disposal of depreciable property, the asset accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in the consolidated statements of operations.

Intangible Assets

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Prior to the adoption of SFAS No. 142, costs in excess of net tangible assets acquired were stated net of accumulated amortization and amortized on a straight-line basis over periods not exceeding 15 years. Under SFAS No.142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, and loss of key personnel or allocation of goodwill to a portion of business that is to be sold. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). In performing the annual impairment test, the Company compares the fair value of the Company, as determined by the current market value of the common stock, to the carrying value of the total assets, including goodwill and intangible assets. The Company completed the transitional impairment analysis and determined that no impairment existed at the time of the adoption of SFAS No.
142. Any subsequent impairment losses will be reflected in operating income in the income statement in the period in which the impairment is determined. The Company completed its annual impairment test on September 30, 2003, and determined that no impairment existed. Accordingly, no impairment charges were required.

Had the Company accounted for its goodwill and other intangible assets not subject to amortization under SFAS No. 142 for all periods presented, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                         Year Ended September 30,
                                                       --------------------------------------------------------------
                                                       ----------------- --- ------------------ --- -----------------
                                                             2003                  2002                   2001
                                                       -----------------     ------------------     -----------------
                                                       -----------------

Reported net income (loss)                             $    2,375,366        $    1,393,995         $   (1,474,601)
   Add back  amortization  of  intangible  assets  no
      longer subject to amortization                               --                    --                381,459
                                                       -----------------     ------------------     -----------------
                                                       -----------------     ------------------     -----------------

   Adjusted net income (loss)                          $    2,375,366             1,393,995             (1,093,142)
                                                       =================     ==================     =================
                                                       =================     ==================     =================

Basic and diluted earnings per share:
   Reported net income (loss)                          $                     $          .14         $         (.15)
                                                       .25
   Goodwill amortization                                           --                    --                    .04
                                                       -----------------     ------------------     -----------------
                                                       -----------------     ------------------     -----------------

   Adjusted net earnings (loss) per share              $                     $          .14         $         (.11)
                                                       .25
                                                       =================     ==================     =================

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $470,000, $230,000, and $228,000, respectively, for each of the three fiscal years ended September 30, 2003.

Income (Loss) Per Share

The computation of basic income (loss) per share is reported under SFAS No. 128 "Earning per Share" and is based on the weighted average number of common shares outstanding during the period. Diluted income per share is similar to basic income (loss) per share except that the weighted average common shares outstanding is increased to include the number of shares that would have been outstanding had the dilutive potential common shares been issued, such as common stock options and warrants.

Stock Based Compensation

The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive. See Note 7 for further discussion.

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

Extinguishments of Debt

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 ("SFAS No. 145"), which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"). Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"
("Opinion No. 30"). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but may elect to early adopt.

The Company elected to adopt the provisions of SFAS No. 145 during the fourth quarter of fiscal year 2002. The Company had no extinguishments of debt presented as an extraordinary item in prior periods and therefore, no reclassifications were necessary.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Segment Information

UCI adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, UCI has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

UCI provides nonmedical management and administrative services for a network of 41 freestanding medical centers, 40 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 12 as Progressive Physical Therapy Services in South Carolina).

Recent Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including interim periods. The adoption of EITF Issue No. 00-21 has had no material impact on the financial position or on its results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The Company adopted this standard on October 1, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 did not have a material effect on the financial results of the Company.

In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". The Company adopted this standard as of October 1, 2002 with no material effect on its financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity's commitment to an exit plan or disposal activity. The adoption of SFAS No. 146 in January 2003 did not have a material effect on the financial statements.

 In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements were effective beginning December 15, 2002. The adoption of the additional reporting requirements of SFAS 148 in December 2002 did not have a material effect on the financial statements.

In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FIN 45 in December 2002 did not have a material effect on the financial statements.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB released for public comment a proposed exposure draft clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. If approved, the exposure draft would apply to financial statements for the first period ending after December 15, 2003. Management expects that the adoption of FIN 46 will have no material impact on the Company's financial position or on its results of operations.

In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 149 in July 2003 did not have a significant impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or on its results of operations of the Company.


2.   Chapter 11 Bankruptcy Filing

On November 2, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). The Company's Plans of Reorganization, as amended, were confirmed by the Bankruptcy Court by August 8, 2002 and the Company has, therefore, emerged from the Chapter 11 protection of the Bankruptcy Court. Because holders of our existing voting shares immediately before confirmation received more than 50% of the voting shares of the reorganized equity, the Company did not qualify for fresh start accounting under SOP 90-7.

The more significant transactions resulting from the reorganization under Chapter 11 are as follows:

                                                                                          Accrued        Other Accrued
                                                    Accounts        Long-Term Debt     Payroll Taxes      Liabilities
                                                    Payable
                                                 ---------------    ---------------    --------------    ---------------
                                                 ---------------    ---------------    --------------    ---------------

Pre-petition liability amounts, net of any
 payments made during the reorganization
 period, as approved by the Bankruptcy
 Court                                                2,537,379          6,571,513                            1,777,618
                                                 ---------------    ---------------    --------------    ---------------
                                                 ---------------    ---------------    --------------    ---------------

Adjustments as a result of Chapter 11:
   Conversion of unsecured notes payable to
     accounts payable to be paid at 0% interest
     over 72 months (interest imputed at 8%
     per annum)                                         993,035          (993,035)

  Present value adjustment of accounts payable to be paid at 0% interest over 72 months (interest imputed at 8% per annum) (684,601)

  Forgiveness of convertible debenture and
    interest payable to FPA                                            (1,500,000)                            (291,919)

  Rejected executory contracts (Atlanta
    leases) under Chapter 11                                                                                  (228,400)

  Reclassification of accrued interest and
    penalties to pre-petition payroll tax
    liability                                                                                230,000          (230,000)

  Reclassification of delinquent payroll taxes
    from accrued salaries and payroll taxes to
    pre-petition payroll tax liability                                                     2,373,467

  Interest and penalties assessment by taxing
    authorities under Chapter 11                                                           2,256,672
                                                 ---------------    ---------------    --------------    ---------------
                                                 ---------------    ---------------    --------------    ---------------
          Total adjustments                             308,434        (2,493,035)         4,860,139          (750,319)
                                                 ---------------    ---------------    --------------    ---------------
                                                 ---------------    ---------------    --------------    ---------------

Confirmed liability at 09/30/02                       2,845,813          4,078,478         4,860,139          1,027,299
  Less current portion at 09/30/02                    (762,646)        (1,014,829)         (475,079)        (1,027,299)
                                                                                                         ---------------
                                                                                                         ---------------
          Non-current portion at 09/30/02             2,083,167          3,063,649         4,385,060                 --
                                                                                                         ===============

Current year activity at 09/30/03                        70,018           (751,792)         (650,847)
                                                  --------------    ----------------    --------------
                                                  --------------    ----------------    --------------
Total Liability at 09/30/03                           2,915,831           3,326,686         4,209,292
                                                  ==============    ================    ==============
                                                  ==============    ================    ==============

Current portion at 09/30/03                             998,052             946,358           720,477
Long-term portion at 09/30/03                         1,917,779           2,380,328         3,488,815
                                                  --------------    ----------------    --------------
                                                  --------------    ----------------    --------------
Total Liability at 09/30/03                           2,915,831           3,326,686         4,209,292
                                                  ==============    ================    ==============

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

3.       Property and Equipment

Property and equipment consists of the following at September 30:


                                                    September 30, 2003                  September 30, 2002
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                               ------------- --------------- ----------------   --------------- ---------------
------------------------------ ------------- --------------- ----------------   --------------- ---------------
                                   5-40           $ 412,750       $  114,879         $ 412,750       $ 102,199
Building
                                   N/A               66,000              --             66,000              --
Land
                                   5-15           2,325,857        1,447,737         1,745,873       1,258,058
Leasehold Improvements
                                   1-10           1,769,570        1,582,225         1,592,579       1,275,411
Furniture & Fixtures
                                   1-5            1,402,274        1,304,356         1,402,274       1,238,807
EDP - Companion
                                   1-10           1,446,591          981,411         1,231,179         855,691
EDP - Other
                                   5-10           4,457,594        2,821,954         4,135,356       2,539,229
Medical Equipment
                                   1-10           1,373,993          998,987         1,260,765         844,020
Other Equipment
Autos                              3-10              67,580           42,893            67,580          36,396

                                             --------------- ----------------   --------------- ---------------
                                                $13,322,209       $9,294,442       $11,914,356      $8,149,811
Totals
                                             =============== ================   =============== ===============

At September 30, 2003 and 2002, capitalized leased equipment included above amounted to approximately $119,000 and $728,000, net of accumulated amortization of $51,312 and $515,751, respectively. See Footnote 2 regarding conversion of long-term debt to accounts payable.

Depreciation expense equaled $1,144,631, $1,021,563, and $1,162,694 for the years ended September 30, 2003, 2002, and 2001, respectively.

4.       Income Taxes

The components of the provision for income taxes for each of the three years ended September 30 are as follows:

                                                               2003              2002               2001

                                                           -------------     --------------      -----------
                                                                                                 -----------

Current:
                                                                  $  --             $   --           $   --
   Federal
                                                                     --                 --               --
   State
                                                                                                 -----------

Deferred:
                                                                  $  --             $   --           $   --
   Federal
                                                                     --                 --               --
   State
                                                           -------------     -------------- ---- -----------
                                                                  $  --             $   --           $   --
Total income tax expense
                                                           =============     ============== ==== ===========

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2003, 2002, and 2001, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                  2003                  2002                   2001

                                            -----------------     -----------------      -----------------
                                                                  -----------------      -----------------
                                            $  712,183            $    614,587           $    512,974
Accounts receivable
                                                  23,377                17,808                 15,950
Other
                                               5,156,716             6,223,974              6,890,796
Operating loss carry forwards
                                                (262,737)             (370,791)              (411,518)
Fixed assets
Accruals                                         186,511               131,157                 56,808
                                                                  -----------------      -----------------
                                            -----------------     -----------------      -----------------
                                            $5,816,050            $  6,616,735           $  7,065,010
Available deferred tax assets
                                            =================     =================      =================
                                                                  =================      =================
                                            $5,816,050            $  6,616,735           $  7,065,010
Valuation allowance
                                            =================     =================      =================

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                                2003                 2002                 2001

                                           ----------------     ---------------      ----------------
                                           $   814,764          $    473,958         $   (501,364)
Tax at federal statutory rate

Effect on rate of:
                                                (60,919)             (60,919)             119,935
   Amortization of goodwill
                                                  9,755               30,041              106,244
   Non deductible expenses
                                                 37,085                5,195              (24,281)
   State income taxes & other
                                               (800,685)            (448,275)             299,466
   Change in valuation allowance
                                           ----------------     ---------------      ----------------
                                           $         --         $         --         $         --

                                           ================     ===============      ================

At September 30, 2003, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30, 2018

                      2,772,661
2019                  4,827,186
2020                  5,206,279
2021                  1,112,283
2022                     18,660
                ----------------
                ----------------
                    $13,937,069

                ================

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

A valuation allowance of approximately $5.8 million and $6.6 million at September 30, 2003 and 2002, respectively, remained necessary in the judgement of management because the factors noted above did not support the utilization of less than a full valuation allowance.

5.       Long-Term Debt

Long-term debt consists of the following at September 30:

                                                                                   2003
                                                                                                        2002
                                                                             -----------------    -----------------
Term note in the amount of $2,407,501 dated August 28, 2002, payable in monthly installments of $48,000 including interest at a rate of prime plus 2% (prime rate is 4.00% as of September 30, 2003), maturing July 2007,
collateralized by substantially all assets of the Company.                         $1,928,105           $2,253,520


Note payable in the amount of $1,600,000 with monthly installments of $13,328 including interest at prime plus 2% (prime rate is 4.00 % as of
September 30, 2003),  through  January 1, 2009  collateralized  by accounts           701,142              800,618
receivable  from patients and leasehold  interests and the guarantee of the
P.A.

Note payable to a financial institution in the amount of $500,000, dated April
17, 2000, payable in monthly installments of $8,507 including interest at a rate of prime plus 1% (prime rate is 4.00% as of September 30, 2003) maturing on May
2, 2004, collateralized by common stock of the Company owned by the former
President of the Company as well as a life
insurance policy on the President of the Company.                                      63,056              165,139


Note payable to a financial institution in the amount of $280,000, dated May 11,
2002, with monthly installments (including interest at a variable rate of prime plus 1.5%) (prime rate is 4.00% as of September 30, 2003) of $2,377 from May
2002 to April 2005, with a final payment of all remaining
principal  and  accrued  interest  due in April 2005,  collateralized  by a           189,246              204,723
mortgage on one of the Company's  medical  facilities with a net book value of approximately $405,000.
                                                                             -----------------    -----------------

                                                                                    2,881,549            3,424,000
     Subtotal


                                                                                      445,137              654,478
Capitalized lease obligations
                                                                             -----------------    -----------------
                                                                                                  -----------------
                                                                                    3,326,686            4,078,478

                                                                                    (946,358)          (1,014,829)
Less, current portion
                                                                             -----------------    -----------------
                                                                                                  -----------------
                                                                                   $2,380,328           $3,063,649

                                                                             =================    =================

Aggregate maturities of notes payable and capital leases are as follows:


                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                           $ 775,308            $171,050            $ 946,358
     2004
                                             677,258             178,874              856,132
     2005
                                             659,694              95,213              754,907
     2006
                                             555,759                 --               555,759
     2007
                                             148,204                 --               148,204
     2008
                                              65,326                 --                65,326
Thereafter
                                     ----------------    ----------------     ----------------
                                          $2,881,549            $445,137           $3,326,686

                                     ================    ================     ================

6.       Employee Benefit Plans

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 4% of the employee's earnings. The Company's matching contributions were approximately $277,000, $233,000, and $226,000 in fiscal years 2003, 2002, and
2001, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching three times the employee's contributions percentage. The Company's matching contributions were approximately $118,000, $161,000, and $114,000 in fiscal years 2003, 2002, and
2001, respectively.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2003, there were no stock options outstanding under the 1984 Plan.

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

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to three non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value of the date of grant. Under this plan, 5,000 options were issued to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007.

7.       Stockholders' Equity

In February 1999, the shareholders approved an increase in the number of authorized shares to 50,000,000. The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.



                                                                      1996               1997
                                    1984             1994          Non-Employee      Non-Employee
       Stock Options                Plan             Plan             Plan               Plan
-----------------------------                     ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

Outstanding at 09/30/00              11,100         565,325           10,000            15,000
                                  ----------      ------------     ------------      -------------

   Exercisable at 09/30/00           11,100         565,325           10,000            15,000

   Forfeited FY 00/01                    --              --               --                --
                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/01              11,100         565,325           10,000            15,000
                                  ----------      ------------     ------------      -------------

  Exercisable at 09/30/01            11,100         565,325           10,000            15,000

  Forfeited FY 01/02                 (1,800)       (224,675)              --                --
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/02               9,300         340,650           10,000            15,000
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

  Exercisable at 09/30/02             9,300         340,650           10,000            15,000

  Forfeited FY 02/03                 (9,300)        (14,000)          (5,000)           (5,000)
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/03                       --    326,650            5,000            10,000
                                  ----------      ------------     ------------      -------------


The Company has not granted options under any plans during fiscal years 2003, 2002, and 2001 and there have been no shares exercised during 2003, 2002, or 2001.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------

Outstanding at 09/30/00                       $   .25           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------

    Exercisable at 09/30/00                       .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

    Granted FY 00/01                               --               --                    --                    --
    Exercised FY 00/01                             --               --                    --                    --
    Forfeited FY 00/01                             --               --                    --                    --
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/01                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/01                        .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

   Granted FY 01/02                                --               --                    --                    --
   Exercised FY 01/02                              --               --                    --                    --
   Forfeited FY 01/02                             .25             2.63                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/02                           .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

   Exercisable at 09/30/02                        .25             2.63                  3.50                  2.50

   Granted FY 02/03                                  --               --                  --                    --
   Exercised FY 02/03                                --               --                  --                    --
   Forfeited FY 02/03                                  .25             2.63             3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------

Outstanding at 09/30/03                           N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------

The following table summarizes options outstanding and exercisable by price range as of September 30, 2003:



                                        Options Outstanding                          Options Exercisable



-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                     --                  --                 --              --                --
$0.00 to $  .99
                                149,650                6.34           $1.94           149,650           $1.94
$1.00 to $1.99
                                124,000                3.39            2.67           124,000            2.67
$2.00 to $2.99
                                 58,000                3.32            3.31            58,000            3.31
$3.00 to $3.99
                                 10,000                1.35            4.00            10,000            4.00
$4.00 to $4.99
                         ---------------                                        --------------
                                341,650                                               341,650

                         ===============                                        ==============


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. All of the stock options had fully vested prior to October 1, 2000, and therefore, there was no compensatory effect for the three years ended September 30, 2003. The Company has historically calculated the fair value of stock options using the Black-Scholes option-pricing model.

During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued during the three fiscal years ended September 30, 2003, 2002, and 2001.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2003, 2002 and 2001:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                     --------------
Outstanding at 09/30/00                    235,000

Activity during FY 00/01:
     Exercised                                  --
     Expired                              (75,000)             2.5625         09/30/01           09/30/01
                                     --------------
Outstanding at 09/30/01                    160,000
                                     --------------
                                     --------------

Activity during FY 01/02:
    Exercised                                   --
    Expired                               (10,000)             2.5625         10/06/00           08/08/02
                                     --------------
                                     --------------
Outstanding at 09/30/02                    150,000

Activity during FY 02/03:
    Exercised                                    --
    Expired                                      --
                                     --------------
                                     --------------
Outstanding at 09/30/03                    150,000
                                     ==============

8.       Lease Commitments

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2003, are as follows:


                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                                                             $2,606,801
                                   2004
                                   2005                                       2,561,837
                                   2006                                       2,561,837
                                   2007                                       2,540,893
                                   2008                                       2,436,572
                                                                             20,366,357
                                    Thereafter
                                                                        ----------------
                                                                            $33,074,297
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal years 2003, 2002 and 2001 was approximately $2,600,000, $2,600,000 and $2,900,000, respectively.

9.       Related Party Transactions

Relationship between UCI-SC and UCI-GA and the P.A.'s

Pursuant to agreements between UCI-SC, UCI-GA and the P.A.'s, UCI-SC and UCI-GA provide non-medical management services and personnel, facilities, equipment and other assets to the medical centers. UCI-SC and UCI-GA guarantee the compensation of the physicians employed by the P.A.'s. The agreements also allow UCI-SC and UCI-GA to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A.'s physicians. Under the terms of the agreement, the P.A.'s assign all revenue generated from providing medical services to UCI-SC or UCI-GA after paying physician salaries and the cost of narcotic drugs held by the P.A.'s. The P.A.'s are owned by D. Michael Stout, M.D., who is also the Chief Executive Officer for UCI, UCI-SC and UCI-GA.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2003, CHC owned 4,026,829 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 48% of the Company's outstanding common stock.

Facility Leases

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2003, 2002 and 2001, were approximately $96,000, $96,000, and $153,000, respectively.

One medical facility operated by UCI-SC is leased from a physician employee of the P.A.'s. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2003, 2002, and 2001, were approximately $50,000, $49,000, and $49,000, respectively.

Other Transactions with Related Parties

At September 30, 2003, BCBS and its subsidiaries control 4,646,010 shares, or approximately 48% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 47% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2003 is $439,000.

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

During fiscal years 2003, 2002, and 2001, the Company paid BCBS and its subsidiaries approximately $47,000, $314,000, and $110,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 38%, 29%, and 26% of the Company's total revenues for fiscal years 2003, 2002, and 2001, respectively.

10.      Income (Loss)  Per Share

All warrants and options to purchase shares of common stock were excluded from the calculation at September 30, 2003, 2002, and 2001, respectively, because of their antidilutive effect.

11.      Concentration of Credit Risk

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 8% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

12.      Commitments and Contingencies

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $50,000 and $1,078,508, respectively. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit claims of approximately $618,000, $938,000, and $938,000, respectively, for each of the three fiscal years ended September 30, 2003, are included in these financial statements. The Company has accrued health claims of approximately $480,000 and $421,000 as of September 30, 2003 and September 30, 2002, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2003, and management intends to vigorously defend the Company in such matters.

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

13.      Supplemental Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $744,000, $609,000, and $1,447,000, in the years ended September 30, 2003, 2002, and 2001, respectively. The Company paid approximately $27,000 of income tax payments in the year ended September 30, 2003, and no income tax payment for the years ended September 30, 2002 and 2001, respectively.

Supplemental Non-Cash Financing Activities

No capital lease obligations were incurred in fiscal years 2003, 2002, and 2001.

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

Signature                                         Title                                  Date
---------                                         -----                                  ----
/s/ D. Michael Stout, M.D.                        President and                          December 4, 2003
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

/s/ D. Michael Stout, M.D.                        President and                          December 4, 2003
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer

/s/ Jerry F. Wells, Jr., CPA                      Executive Vice President and           December 4, 2003
-----------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

/s/ Harold H. Adams, Jr., CPCU                    Director                               December 4, 2003
------------------------------
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok                              Director                               December 4, 2003
--------------------
Charles M. Potok

/s/ Ashby Jordan, M.D.                            Director                               December 4, 2003
----------------------
Ashby Jordan, M.D.

/s/ John M. Little, Jr., M.D., MBA                Director                               December 4, 2003
----------------------------------
John M. Little, Jr., M.D., MBA

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX




         Exhibit Number                     Description
     2.1 Order of Confirmation of UCI Medical Affiliates, Inc. ("UCI") Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)
     2.2 Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16. 2002)
     2.3 Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)
     2.4 Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)
     2.5 Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)
     2.6 Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16,
2002)
     2.7 Plan of  Reorganization  for UCI  (Incorporated by reference to Exhibit
2.7 on the Form 8-K filed August 16, 2002)
     2.8 Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16,
2002)
     2.9 Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)
     2.10 Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)

     2.11 Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16,
2002)
     2.12 Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002)
     2.13 Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002)
     2.14 Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)
     2.15 Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16,
2002)
     3.1* Amended and Restated Certificate of Incorporation of UCI filed with the Delaware Secretary of State as of July 27, 1994
     3.2* Amended and Restated Bylaws of UCI dated as of November 23, 1993
     3.3* Amendment to Amended and Restated Bylaws of UCI dated as of August 21, 1996
     3.4 Amendment to Amended and Restated Bylaws of UCI dated as of August 15, 2002 (Incorporated by reference to Exhibit 3.4 on the Form 8-K filed as of October 28, 2002)
     3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State as of February 24, 1999 (Exhibit 3.5 on the Form 10-K filed for fiscal year 2002)
     4.1 The rights of security holders of the registrant are set forth in the registrant's Certificate of Incorporation and Bylaws, as amended, included as Exhibits 3. 1 through 3. 5
     10.5* Lease and License Agreement dated March 30, 1994 between Doctors Care, P.A. and Blue Cross Blue Shield of South Carolina
     10.6* Note Payable dated February 28, 1995 between UCI-SC as payor, and Companion Property and Casualty insurance Company, as payee
     10.7* Revolving Line of Credit dated November 11, 1996 between Carolina First Bank and UCI
     10.8* Stock Option Agreement dated March 20,1996 between UCI and Harold H. Adams, Jr.
     10.9* Stock Option  Agreement  dated March 20, 1996 between UCI and Russell
J. Froneberger
     10.11* Stock Option Agreement dated March 27, 1997,  between UCI and Thomas
G. Faulds
     10.12* Stock Option Agreement dated March 27, 1997 between UCI and Ashby Jordan, M.D.
     10.13* Stock Option  Agreement dated March 27, 1997 between UCI and Charles
M. Potok
     10.14* UCI 1994 Incentive Stock Option Plan
     10.17*  Administrative  Services  Agreement  dated  April  24,  1998 by and between  Doctors Care of Georgia,  P.C. and UCI Medical  Affiliates  of Georgia,
Inc.
     10.18* Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Tennessee, P.C. and UCI Medical Affiliates of Georgia, Inc.
     10.19* Administrative Services Agreement dated August 11, 1998 between UCI Medical Affiliates of South Carolina, Inc. and Doctors Care, P.A.
     10.21* Stock Purchase Option and Restriction Agreement dated September 1, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc. and Doctors Care of Georgia, P.C.
     10.22* Stock Purchase Option and Restriction Agreement dated July 15, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc.; and Doctors Care of Georgia, P.C.
     10.31 Stock Purchase Option and Restriction Agreement dated as of October 31, 2002 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of South Carolina, Inc.; and Doctors Care, P.A. (Incorporated by reference to Exhibit
10.31 filed on Form 10-K for fiscal year 2002)
     14* Code of Ethics dated as of November 25, 2003.
     15* Press Release dated December 4, 2003.
     21* Subsidiaries of the Registrant
     23* Consent of Independent Auditors
     31.1* Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2* Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1*  Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
2002
     32.2*  Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
2002

         *Filed herewith