Form 10-Q
period 2003-12-31
UCI MEDICAL AFFILIATES INC
filed 2004-01-30
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 --------
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934:    For the quarter ended December 31, 2003

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934:  For the transition period from
         _________________ to ______________

Commission File Number:  0-13265

                   UCI MEDICAL AFFILIATES, INC.
        (Name of Registrant as Specified in its Charter)
         Delaware                                               59-2225346
--------------------------------------------                  ------------
(State or Other Jurisdiction of
Incorporation or Organization)             (IRS Employer Identification Number)

         4416 Forest Drive, Columbia, SC              29206
-------------------------------------------------------------------
(Address of Principal Executive Offices)          (Zip Code)

                         (803) 782-4278
         (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____ -------- -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ____ No X ------


     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ------ -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,650,472 at January 14, 2004.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2003
                           and September 30, 2003                                                          3

                           Condensed Consolidated Statements of Operations for the quarters
                           ended December 31, 2003 and December 31, 2002                                   4

                           Condensed Consolidated Statements of Cash Flows for the quarters
                           ended December 31, 2003 and December 31, 2002                                   5

                           Notes to Condensed Consolidated Financial Statements                     6  -  7

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition, Critical Accounting Policies and Results of Operations       8 -  12

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    13

                  Item 4   Controls and Procedures                                               14 - 15

PART II           OTHER INFORMATION

                  Items 1-6                                                                             16


SIGNATURES                                                                                              17

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       December 31, 2003      September 30, 2003
                                                                       -------------------    -------------------
                                                                           (unaudited)            (audited)
Assets
Current assets
   Cash and cash equivalents                                                   $  295,511     $         683,135
   Accounts receivable, less allowance for doubtful accounts
       of $2,292,555 and $1,924,820                                             8,407,914             6,874,423
   Inventory                                                                      646,320                646,320
   Prepaid expenses and other current assets                                      318,260                227,666
                                                                       -------------------    -------------------
Total current assets                                                            9,668,005             8,431,544

Property and equipment less accumulated depreciation of
   $9,547,356 and $9,294,442                                                    4,377,416           4,027,767
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                        3,391,942           3,391,942
Other assets                                                                        7,822               7,822
                                                                       -------------------    -------------------
Total Assets                                                                  $17,445,185     $   15,859,075
                                                                       ===================    ===================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                           $  920,940     $        946,358
   Accounts payable                                                             1,539,343             998,052
   Accrued salaries and payroll taxes                                           1,888,978           1,610,651
   Current portion of pre-petition payroll taxes                                  735,502             720,477
   Other accrued liabilities                                                    1,288,157           1,230,853
                                                                       -------------------    -------------------
Total current liabilities                                                       6,372,920           5,506,391

Long-term liabilities
   Accounts payable                                                             1,703,779           1,917,779
   Long-term portion of pre-petition payroll taxes                              3,297,906           3,488,815
   Long-term debt, net of current portion                                       2,206,508           2,380,328
                                                                       -------------------    -------------------
                                                                       -------------------    -------------------
Total long-term liabilities                                                     7,208,193           7,786,922
                                                                       -------------------    -------------------
Total Liabilities                                                              13,581,113          13,293,313
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,650,472 and 9,650,472 shares                     482,524             482,524
   Paid-in capital                                                             21,723,630          21,723,630
   Accumulated deficit                                                       (18,342,082)         (19,640,392)
                                                                       -------------------    -------------------
Total Stockholders' Equity                                                      3,864,072           2,565,762
                                                                       -------------------    -------------------

Total Liabilities and Stockholders' Equity                                   $ 17,445,185     $     15,859,075
                                                                       ===================    ===================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            Three Months Ended December 31,
                                                                     2003                    2002
                                                              --------------------     ------------------
                                                                                       ------------------

Revenues                                                             $ 12,770,309          $  10,296,744
Operating costs                                                         9,381,717              7,991,923
                                                              --------------------     ------------------
                                                                                       ------------------
Operating margin                                                        3,388,592              2,304,821

General and administrative expenses                                     1,633,400              1,502,465
Depreciation and amortization                                             252,914                234,772
                                                              --------------------     ------------------
                                                                                       ------------------
Income from operations                                                  1,502,278                567,584

Other expense
   Interest expense, net of interest income                             (177,968)              (195,280)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before benefit (provision) for income taxes                      1,324,310                372,304
Provision for income taxes                                               (26,000)                      0
                                                              --------------------     ------------------

Net income                                                            $ 1,298,310        $       372,304
                                                                                       ==================
                                                              ====================     ==================

Basic earnings per share                                                $     .13                      $
                                                                                                     .04
                                                              ====================     ==================
                                                                                       ==================

Basic weighted average common shares outstanding                        9,650,472              9,650,515
                                                              ====================     ==================
                                                                                       ==================

Diluted earnings per share                                              $     .13                      $
                                                                                                     .04
                                                              ====================     ==================
                                                                                       ==================

Diluted weighted average common shares outstanding                      9,650,472              9,650,515
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                             Three Months Ended December 31,
                                                                       2003                  2002
                                                                 ------------------    -----------------
Operating activities:
Net income                                                             $ 1,298,310            $ 372,304
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          820,705              410,463
      Depreciation and amortization                                        252,914              234,772
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                          (2,354,196)            (751,906)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      (90,594)            (217,599)
   Increase (decrease) in accounts payable and accrued
      expenses                                                             487,038              260,355
                                                                                       -----------------
                                                                 ------------------

Cash provided by operating activities                                      414,177              308,389
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (602,563)            (217,396)
                                                                                       -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                        (602,563)            (217,396)
                                                                 ------------------    -----------------

Financing activities:
Payments on long-term debt                                               (199,238)            (302,804)
                                                                 ------------------    -----------------

Cash used in financing activities                                        (199,238)            (302,804)
                                                                 ------------------    -----------------

Decrease in cash and cash equivalents                                    (387,624)            (211,811)
Cash and cash equivalents at beginning of period                           683,135              269,298
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  295,511             $ 57,487
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2003.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Medical Affiliates of Georgia, Inc. ("UCI-GA"), Doctor's Care, P.A., Doctor's Care of Georgia, P.C., and Doctor's Care of Tennessee, P.C. (the three together as the "P.A." and together with UCI, UCI-SC and UCI-GA, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to the P.A. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, the Company has a long-term financial interest in the affiliated practices of the P.A., and the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to EITF 97-2, the application of Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and Statement No. 141 (Business Combinations), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, goodwill and intangible assets, income taxes, contingencies, and health insurance accruals.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

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

Certain reclassifications have been made to the fiscal year 2003 financial statements to conform to the fiscal year 2004 presentation.

The Company operates as one segment.

NOTE 2.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost (first in, first out) or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to SFAS No. 142, the Company tested goodwill for impairment in the fourth quarter of 2003, and determined there had not been any impairment.

NOTE 4.  EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard as of October 1, 2003 with no material impact on its financial position, results of operations or cash flows.

NOTE 6.  CHAPTER 11 BANKRUPTCY FILING

On November 2, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). By August 8, 2002, the Bankruptcy Court confirmed each of the Company's Plans of Reorganization, as amended, and the Company has, therefore, emerged from Chapter 11 protection of the Court. The Company continues to make payments to its creditors as outlined in the Plans.




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

Critical Accounting Policies

We have adopted accounting policies, that we believe will result in an accurate presentation of the financial statements. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) allowance for doubtful accounts; (3) consideration of impairment of intangible assets; and (4) valuation reserve on net deferred tax assets.

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

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the reserves are amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional expense.

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

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our recorded valuation allowance reduces our deferred tax assets to equal our deferred tax liability.

Our consolidated financial statements include the accounts of UCI, UCI-SC, UCI-GA and the P.A. Such consolidation is required under Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to the P.A. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC or UCI-GA, as applicable, which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC or UCI-GA, as applicable, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC, UCI-GA or the P.A. resulting from such change.

In addition to the nominee shareholder arrangements described above, each of UCI-SC and UCI-GA have entered into Administrative Service Agreements with the P.A. As a consequence of the nominee shareholder arrangements and the Administrative Service Agreements, we have a long-term financial interest in the affiliated practices of the P.A. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and Statement No. 141 (Business Combinations), UCI must consolidate the results of the affiliated practices with those of UCI.

Over 79% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers, while the remaining physicians are salaried. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of December 31, 2003 and 2002, the P.A. employed 120 and 114 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate offices to the centers on a center-by-center basis. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). By August 8, 2002, the Bankruptcy Court confirmed each of our Plans of Reorganization, as amended, and we have, therefore, emerged from Chapter 11 protection of the Court. We continue to make payments to our creditors as outlined in the Plans.

Results of Operations

UCI provides nonmedical management and administrative services for a network of 41 freestanding medical centers (the "Centers"), 40 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctorss.s Care in South Carolina, one as Doctor's Care in Knoxville, Tennessee, and 12 as Progressive Physical Therapy Services in South Carolina).

Revenues of $12,770,000 for the quarter ended December 31, 2003 reflect an increase of $2,474,000 or 24% from those of the quarter ended December 31, 2002. Management believes that this unusual increase in revenues is the direct result of the influenza epidemic. According to the Center for Disease Control and Prevention (CDC), the flu season began four to six weeks earlier than usual, and the southeastern region of the U.S. had an epidemic level of influenza. The current epidemic is said to have reached a severity level three times greater in comparison to the last significant influenza epidemic. Although it is exceedingly difficult to accurately quantify the amount of revenues specifically related to the unusual epidemic, management feels that approximately $1,000,000 or more of the revenue increase may be directly attributable to this one-time event.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2003, and we determined there had not been any impairment.

Patient encounters increased to approximately 131,000 in the first quarter of fiscal year 2004 from 113,000 in the first quarter of fiscal year 2003, an increase of 16% a portion of which is the result of an early and severe flu season.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through CHC, is a primary stockholder of UCI. Including its arrangement with CHC, we now participate in four HMOs and are the primary care "gatekeeper" for more than 9,000 lives at December 31, 2003. As of December 31, 2003, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2004 and 2003 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in the first quarter of both 2004 and 2003.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2004 and 2003.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2004         2003           2004        2003
                                                            ------------ -----------    ------------ ----------
                                                                18           16             12          11
        Patient Pay
                                                                 9           10              5           5
        Employer Paid
                                                                 6           7               7           8
        HMO
                                                                 9           10             12          12
        Workers Compensation
                                                                14           11              9           7
        Medicare/Medicaid
                                                                41           42             51          51
        Managed Care Insurance
                                                                 3           4               4           6
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $3,389,000 during the first quarter of fiscal 2004 as compared to an operating margin of $2,305,000 for the first quarter of fiscal 2003.

Our management believes that the increase in margin was due to the increase in patient encounters, resulting chiefly from the influenza epidemic. Somewhat offsetting the increased revenue are increased personnel costs, in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of our patients. As managed care plans attempt to cut costs, they typically increase our administrative burden by requiring referral approvals and by requesting hard copies of medical records before they will pay claims.

Depreciation expense increased slightly to $253,000 in the first quarter of fiscal 2004, up from $235,000 in the first quarter of fiscal 2003 and is the result of renovations and equipment purchases. Interest expense decreased from $195,000 in the first quarter of fiscal 2003 to $178,000 in the first quarter of fiscal 2004, due to the pay-down of debt.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $1,633,000 in the first quarter of fiscal year 2004, up from $1,502,000 in the first quarter of fiscal year 2003, as a result of wage increases and increased advertising costs.

Financial Condition at December 31, 2003

Cash and cash equivalents decreased by $388,000 during the quarter ended December 31, 2003, mainly as a result of timing of payments, payroll, and equipment purchases.

Accounts receivable increased by $1,533,000 during the quarter and is related to the timing of the keying of remittances from insurance carriers and an overall increase in revenues from the flu epidemic.

Long-term debt decreased from $3,327,000 at September 30, 2003 to $3,127,000 at December 31, 2003. Regular principal pay-downs of approximately $199,000 were made during the quarter. Our management believes that it will be able to fund debt service requirements out of cash generated through operations and does not anticipate a need for additional debt financing.

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

As of December 31, 2003, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $414,000 of cash during the first quarter of fiscal year 2004, compared to $308,000 during the first quarter of fiscal year 2003. This increase is mainly due to the increase in accounts payable and accrued liabilities and the decrease in prepaid expenses, offset by an increase in accounts receivable.

Investing activities used $603,000 in the first quarter of fiscal year 2004 as compared to $217,000 in the first quarter of fiscal year 2003. This increase is due to purchases of needed equipment and renovation for our operating sites.

Financing activities utilized $199,000 in cash during the first quarter of fiscal year 2004 for debt reduction.

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

Approximately $1,089,000 of our debt at December 31, 2003 was subject to fixed interest rates and principal payments. Approximately $2,038,000 of our debt at December 31, 2003 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2003, our interest expense on an annualized basis would increase approximately $20,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

                                     ITEM 4

                             CONTROLS AND PROCEDURES


Quarterly Controls Evaluation and Related CEO and CFO Certifications.

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to UCI and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Item 4            Submission of Matters to a Vote of Security Holders

                  This item is not applicable.

Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits and Reports on Form 8-K

(a) Exhibits.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                  32.1 Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.              /s/ Jerry F. Wells, Jr., CPA
----------------------------------      ---------------------------------
D. Michael Stout, M.D.                  Jerry F. Wells, Jr., CPA
President and Chief Executive Officer   Executive Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer



Date:  January 30, 2004