Form 10-Q
period 2004-03-31
UCI MEDICAL AFFILIATES INC
filed 2004-05-11
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 2004

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from:                                         to

Commission file number:                                                0-13265

                                    UCI MEDICAL AFFILIATES, INC.
                (Exact name of Registrant as specified in its charter)

                    Delaware                                    59-2225346
          (State or other jurisdiction of incorporation or organization)
                                        (IRS Employer Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at March 31, 2004.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            March 31, 2004 and September 30, 2003                                        3

                           Condensed Consolidated Statements of Operations for the
                           three and six months ended March 31, 2004 and March 31, 2003         4

                           Condensed Consolidated Statements of Cash Flows
                           for the six months ended March 31, 2004 and March 31, 2003                       5

                           Notes to Condensed Consolidated Financial Statements                      6-8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition, Critical Accounting Policies and Results of Operations       9-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                 14

                  Item 4   Controls and Procedures                                               15-16

PART II           OTHER INFORMATION

                  Items 1-6                                                                                17


SIGNATURES                                                                                                 18

                                           UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31, 2004       September 30, 2003
                                                                     -------------------    -----------------------

(unaudited) (audited)
Assets
Current assets
   Cash and cash equivalents                                                 $  446,760     $         683,135
   Accounts receivable, less allowance for doubtful accounts
       of $2,366,564 and $1,924,820                                           8,172,889             6,874,423
   Inventory                                                                    646,320                646,320
   Deferred taxes                                                               500,000                   0
   Prepaid expenses and other current assets                                    366,441                227,666
                                                                     -------------------    -----------------------
Total current assets                                                         10,132,410             8,431,544
Property and equipment, less accumulated depreciation of
   $9,812,339 and $9,294,442                                                  4,729,263           4,027,767
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                      3,391,942           3,391,942
Other assets                                                                      7,822               7,822
                                                                     -------------------    -----------------------
Total Assets                                                               $ 18,261,437     $   15,859,075
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                         $  898,318     $        946,358
   Accounts payable                                                           1,500,126             998,052
   Accrued salaries and payroll taxes                                         1,937,718           1,610,651
   Current portion of pre-petition payroll taxes                                562,461             720,477
   Other accrued liabilities                                                  1,276,950           1,230,853
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                     6,175,573           5,506,391

Long-term liabilities
    Accounts payable                                                          1,708,251           1,917,779
    Long-term portion of pre-petition payroll taxes                           2,366,911           3,488,815
    Long-term debt, net of current portion                                    3,022,668           2,380,328
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total long-term liabilities                                                   7,097,830           7,786,922
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total Liabilities                                                            13,273,403          13,293,313
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 and 9,650,472 shares                   487,024             482,524
   Paid-in capital                                                           21,719,130          21,723,630
   Accumulated deficit                                                     (17,218,120)         (19,640,392)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                    4,988,034           2,565,762
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                 $ 18,261,437     $   15,859,075
                                                                     ===================    =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               UCI MEDICAL AFFILIATES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                     -----------------------------------    -------------------------------------
                                                          2004                2003               2004                 2003
                                                     ----------------    ---------------    ---------------      ----------------

Revenues                                                 $11,489,920        $11,013,405        $24,260,229           $21,310,149
Operating costs                                            9,001,496          8,183,099         18,383,213            16,175,022
                                                     ----------------    ---------------    ---------------      ----------------
Operating margin                                           2,488,424          2,830,306          5,877,016             5,135,127

General and administrative expenses                        1,398,381          1,667,505          3,031,781             3,169,970
Depreciation and amortization                                264,983            234,133            517,897               468,905
                                                     ----------------    ---------------    ---------------      ----------------
Income from operations                                       825,060            928,668          2,327,338             1,496,252
                                                     ----------------    ---------------    ---------------      ----------------

Other expense
   Interest expense, net of interest income                (169,898)          (203,361)          (347,866)             (398,641)
                                                     ----------------    ---------------    ---------------      ----------------
                                                     ----------------    ---------------    ---------------      ----------------

Income before benefit for income taxes                       655,162            725,307          1,979,472             1,097,611
Income taxes (provision) benefit                             468,000           (25,000)            442,800              (25,000)
                                                     ----------------    ---------------    ---------------      ----------------

Net income                                                $1,123,962          $ 700,307         $2,422,272           $ 1,072,611
                                                                         ===============    ===============      ================
                                                     ================

Basic earnings per share                                    $    .12           $    .07           $    .25             $     .11
                                                     ================    ===============    ===============      ================
                                                     ================    ===============    ===============      ================

Basic weighted average common shares
   outstanding                                             9,740,472          9,650,515          9,740,472             9,650,515
                                                     ================    ===============    ===============      ================
                                                                                            ===============      ================

Diluted earnings per share                                  $    .11           $    .07           $    .24             $     .11
                                                     ================    ===============    ===============      ================

Diluted weighted average common shares
  outstanding                                              9,890,122          9,650,515          9,890,122             9,650,515
                                                     ================    ===============    ===============      ================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2004                  2003
                                                                 ------------------    ------------------
Operating activities:
Net income                                                             $ 2,422,272           $ 1,072,611
Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for losses on accounts receivable                        1,280,156               850,293
      Depreciation and amortization                                        517,897               468,905
       Deferred taxes                                                    (500,000)                     0
Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (2,578,622)           (1,376,828)
    Increase in prepaid expenses and other current assets                (138,775)             (263,341)
    Increase in accounts payable and accrued expenses                      717,222               406,175
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,720,150             1,157,815
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                    (1,219,393)             (502,853)
(Increase) decrease in other assets                                              0                 2,865
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                      (1,219,393)             (499,988)
                                                                 ------------------    ------------------

Financing activities:
Borrowings (payments) on term-note agreement                             2,708,712             (304,912)
Payments on long-term debt                                             (3,445,844)             (353,867)
                                                                 ------------------    ------------------

Cash used in financing activities                                        (737,132)             (658,779)
                                                                 ------------------    ------------------

Decrease in cash and cash equivalents                                    (236,375)                 (952)
Cash and cash equivalents at beginning of period                           683,135               269,298
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  446,760            $  268,346
                                                                 ==================    ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

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

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company's consolidated financial statements.

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

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of the business that is to be sold or otherwise disposed. We perform our impairment test on September 30th of each year. In addition to the annual impairment test, we are required to perform an impairment test any time an indicator occurs, such as those noted above. At such time as impairment is determined, the intangible assets are written off during that period. Although we take considerable care to ensure that impairment losses are recorded as soon as indicators of impairment are noted, material differences could occur if different, but nonetheless reasonably plausible, indicators existed.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of March 31, 2004 and 2003, the P.A. employed 120 and 112 medical providers, respectively.

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

Results of Operations

UCI provides nonmedical management and administrative services for a network of 40 freestanding medical centers (the "Centers"), 39 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 11 as Progressive Physical Therapy Services in South Carolina).

Revenues of $11,490,000 for the quarter ended March 31, 2004 reflect an increase of $477,000 or 4% from those of the quarter ended March 31, 2003.

We believe this increase in revenue is the result of an increase in the volume of ancillary services (such as physical therapy and laboratory tests) being offered at our facilities. We have also launched an intense advertising campaign in the upstate and midlands regions of South Carolina. Patient encounters were approximately 120,000 in the second quarter of fiscal years 2004 and 2003.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2003, and we determined there has not been any impairment.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 8,000 lives at March 31, 2004. As of March 31, 2004, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2004 and 2003 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in the second quarter of both fiscal years 2004 and 2003, respectively.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2004 and 2003.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2004         2003           2004        2003
                                                            ------------ -----------    ------------ ----------
                                                                18           15             12          11
        Patient Pay
                                                                 7           10              5           5
        Employer Paid
                                                                 6           7               8           8
        HMO
                                                                10           10             12          12
        Workers Compensation
                                                                12           11              7           7
        Medicare/Medicaid
                                                                44           41             52          53
        Managed Care Insurance
                                                                 3           6               4           4
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $2,488,000 during the second quarter of fiscal 2004 as compared to $2,830,000 for the second quarter of fiscal 2003.

Our management believes that the slight decrease in margin was the result of personnel cost increases that place continuing pressure on our margin and are in part attributable to increased cost-cutting pressures being applied by managed care insurance payors that cover many of our patients. As managed care plans attempt to cut costs, they typically increase the administrative burden of providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Our management expects this trend to continue. We continue to investigate ways to stabilize and minimize our personnel costs while simultaneously meeting the requirements of these increased administrative burdens.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses decreased to $1,398,000 in the second quarter of fiscal year 2004, down from $1,668,000 in the second quarter of fiscal year 2003, as a result of a decrease in personnel costs.

Depreciation and amortization expense increased slightly to $265,000 in the second quarter of fiscal 2004, up from $234,000 in the second quarter of fiscal 2003. This increase is the result of renovations and equipment purchases, which we anticipate will continue into the foreseeable future during the upfitting of our centers. Interest expense decreased from $203,000 in the second quarter of fiscal 2003 to $170,000 in the second quarter of fiscal 2004, due to the pay down of debt.

During the quarter ended March 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded a $500,000 adjustment based upon our current financial position and results from operations, and our forecast of the next twelve months.

Financial Condition at March 31, 2004

Cash and cash equivalents decreased by $236,000 during the six months ended March 31, 2004, mainly as a result of building renovations, equipment purchases and payroll, offset by increased revenues.

Accounts receivable increased by $1,298,000 during the six months ended March 31, 2004 and is a result of an overall increase in revenues largely occurring during the months of December 2003 and March 2004. We believe the large increase is primarily due to increased patient volume occurring during the first quarter of fiscal year 2004 as a result of the flu epidemic.

Long-term debt increased from $3,327,000 at September 30, 2003 to $3,921,000 at March 31, 2004. On February 9, 2004, we entered into a loan agreement with Branch Banking & Trust Company of South Carolina in the principal amount of $2,750,000 to refinance an existing term loan at more favorable terms and a lower interest rate in order to pay amounts due to the Internal Revenue Service and the South Carolina Department of Revenue. The new variable interest rate is Branch Banking & Trust Company of South Carolina's prime rate plus one percent per annum and is repayable monthly, with a final payment due on February 9, 2009.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2004, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $1,720,000 of cash during the six months ended March 31, 2004, compared with $1,158,000 during the same period in the prior fiscal year. This increase is mainly due to an increase in accrued liabilities and accounts receivable, coupled with an additional $1,390,000 in net income.

Investing activities used $1,219,000 in cash during the six months ended March 31, 2004 as compared to $500,000 during the six months ended March 31, 2003. This increase is due to purchases of needed equipment and building renovations for our operating sites.

Financing activities utilized approximately $737,000 in cash during the six month period ended March 31, 2004 as compared to $659,000 during the six months ended March 31, 2003. This increase is primarily the result of increased borrowings under the new term note agreement offset by regular principal payments.

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

Approximately $1,020,000 of our debt at March 31, 2004 was subject to fixed interest rates and principal payments. Approximately $2,901,000 of our debt at March 31, 2004 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2004, our interest expense on an annualized basis would increase approximately $29,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

                                     ITEM 4

                             CONTROLS AND PROCEDURES

Quarterly Controls Evaluation and Related CEO and CFO Certifications

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

Definition of Disclosure Controls

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

Item 2            Changes in Securities
                  On March 1, 2004, we issued 90,000 shares of our common stock to Allen & Company, Incorporated upon the cashless exercise of its warrants issued in March of 1999. We believe the issuance of the common stock qualified for exemption from the registration requirements pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item              3 Defaults upon Senior Securities This item is not applicable.

Item              4 Submission of Matters to a Vote of Security Holders This
                  item is not applicable.

Item 5            Other Information
                  We appointed a nominating committee and approved a related charter for the committee as of March 11, 2004. The Nominating Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and shareholders. A shareholder who wishes to recommend a prospective nominee for the Board should notify our corporate Secretary in writing with whatever supporting material the shareholder considers appropriate, as long as the material includes at a minimum pertinent information concerning the nominee's background and experience. The Nominating Committee will also consider whether to nominate any person nominated by a shareholder pursuant to the provisions of our Bylaws relating to shareholder nominations.

Item 6            Exhibits and Reports on Form 8-K

(a) Exhibits.

     10.23 Loan Agreement dated March 1, 2004 by and between UCI Medical Affiliates, Inc. and Branch Banking & Trust Company of South Carolina.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1     Press Release dated May 10, 2004.

(b) Reports on Form 8-K.

                      On February 5, 2004, we furnished a report on Form 8-K attaching our press release of February 5, 2004 announcing our financial results for the quarter ending December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                    /s/ Jerry F. Wells, Jr., CPA
D. Michael Stout, M.D.                        Jerry F. Wells, Jr., CPA
President and Chief Executive Officer         Executive Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer



Date:  May 11, 2004