Form 10-Q
period 2004-06-30
UCI MEDICAL AFFILIATES INC
filed 2004-08-10
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                               June 30, 2004
                                    ---------------------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                         to
                                    -----------------------------------    ---

Commission file number:                                                0-13265
                                    ------------------------------------------

                           UCI MEDICAL AFFILIATES, INC.
-------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at June 30, 2004.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            June 30, 2004 and September 30, 2003                                         3

                           Condensed Consolidated Statements of Operations for the
                           three and nine months ended June 30, 2004 and June 30, 2003                  4

                           Condensed Consolidated Statements of Cash Flows
                           for the nine months ended June 30, 2004 and June 30, 2003                         5

                           Notes to Condensed Consolidated Financial Statements                      6-8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition, Critical Accounting Policies and Results of Operations       9-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                 14

                  Item 4   Controls and Procedures                                               15-16

PART II           OTHER INFORMATION

                  Items 1-6                                                                                17


SIGNATURES                                                                                                 18

                                           UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30, 2004        September 30, 2003
                                                                     -------------------    -----------------------
                                                                          (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                                $   238,234     $         683,135
   Accounts receivable, less allowance for doubtful accounts
       of $2,225,024 and $1,924,820                                           7,603,809             6,874,423
   Inventory                                                                    646,320                646,320
   Deferred taxes                                                               500,000                   0
   Prepaid expenses and other current assets                                    303,462                227,666
                                                                     -------------------    -----------------------
Total current assets                                                          9,291,825             8,431,544
Property and equipment, less accumulated depreciation of
   $10,057,109 and $9,294,442                                                 4,746,835           4,027,767
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                      3,391,942           3,391,942
Other assets                                                                      7,822               7,822
                                                                     -------------------    -----------------------
Total Assets                                                             $   17,438,424     $   15,859,075
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                         $  966,234     $        946,358
   Accounts payable                                                           1,527,145             998,052
   Accrued salaries and payroll taxes                                         1,905,912           1,610,651
   Current portion of pre-petition payroll taxes                                583,986             720,477
   Other accrued liabilities                                                    996,857           1,230,853
                                                                                            -----------------------
                                                                     -------------------
Total current liabilities                                                     5,980,134           5,506,391

Long-term liabilities
    Accounts payable                                                          1,289,537           1,917,779
    Long-term portion of pre-petition payroll taxes                           2,197,132           3,488,815
    Long-term debt, net of current portion                                    2,747,396           2,380,328
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total long-term liabilities                                                   6,234,065           7,786,922
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total Liabilities                                                            12,214,199          13,293,313
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 and 9,650,472 shares                   487,024             482,524
   Paid-in capital                                                           21,719,130          21,723,630
   Accumulated deficit                                                     (16,981,929)         (19,640,392)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                    5,224,225           2,565,762
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                 $ 17,438,424     $   15,859,075
                                                                     ===================    =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2004                2003                2004               2003
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                $11,317,569        $11,048,786         $35,577,798        $32,358,935
Operating costs                                           8,869,179          8,580,679          27,252,391         24,755,703
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                          2,448,390          2,468,107           8,325,407          7,603,232

General and administrative expenses                       1,769,126          1,528,101           4,800,908          4,698,071
Depreciation and amortization                               244,770            238,494             762,667            707,398
                                                   -----------------    ---------------     ---------------    ---------------
Income from operations                                      434,494            701,512           2,761,832          2,197,763

Other expense
   Interest expense, net of interest income               (183,503)          (177,931)           (531,369)          (576,571)
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Income before (provision) benefit for
   income taxes                                             250,991            523,581           2,230,463          1,621,192

Income taxes (provision) benefit                           (14,800)                  0             428,000           (25,000)
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Net income                                                $ 236,191          $ 523,581         $ 2,658,463         $1,596,192
                                                                        ===============     ===============    ===============
                                                   =================

Basic earnings per share                                   $    .02           $    .05            $    .27           $    .17
                                                   =================    ===============     ===============    ===============

Basic weighted average common shares
   outstanding                                            9,740,472          9,650,515           9,740,472          9,650,515
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted earnings per share                                 $    .02           $    .05            $    .27           $    .17
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted weighted average common shares
   outstanding                                            9,890,122          9,650,515           9,890,122          9,650,515
                                                   =================    ===============     ===============    ===============


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                       Nine Months Ended June 30,
                                                                 ----------------------------------------
                                                                       2004                  2003
                                                                 ------------------    ------------------
Operating activities:
Net income                                                             $ 2,658,463           $ 1,596,192
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        1,732,844             1,392,307
      Depreciation and amortization                                        762,667               707,398
      Deferred taxes                                                     (500,000)                     0
Changes in operating assets and liabilities:
   Increase in accounts receivable                                     (2,462,230)           (2,133,011)
   (Increase) decrease in prepaid expenses and other
      current assets                                                      (75,796)              (92,772)
   Increase in accounts payable and accrued expenses                       453,867               760,471
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    2,569,815             2,230,585
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                    (1,481,735)             (895,058)
Decrease (increase) in other assets                                              0                 2,865
                                                                                       ------------------
                                                                 ------------------

Cash used in investing activities                                      (1,481,735)             (892,193)
                                                                 ------------------    ------------------

Financing activities:
Borrowings (payments) on term-note agreement                             2,586,878             (308,091)
Payments on long-term debt                                             (4,119,859)             (972,498)
                                                                 ------------------    ------------------

Cash used in financing activities                                      (1,532,981)           (1,280,589)
                                                                 ------------------    ------------------

(Decrease) increase in cash and cash equivalents                         (444,901)                57,803
Cash and cash equivalents at beginning of period                           683,135               269,298
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  238,234            $  327,101
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

To reduce administrative expenses and streamline operations, on June 30, 2004, the company eliminated two of its operating entities by merging them into other existing operating entities. Specifically, on June 30, 2004, UCI Medical Affiliates of Georgia, Inc. merged into UCI Medical Affiliates of South Carolina, Inc., and Doctors Care of Georgia, P.C. merged into Doctors Care, P.A.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., and Doctors Care of Tennessee, P.C. (the two together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under both the Financial Accounting Standards Board (FASB) Interpretation No. 46 and the Emerging Issues Task Force (EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to the P.A. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, the Company has a long-term financial interest in the affiliated practices of the P.A. and the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to EITF 97-2, the application of Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

Revenue is recognized at estimated net amounts to be received from patients, employers, third party payors, and others at the time the related services are rendered. The Company records contractual adjustments at the time bills are generated for services rendered. Some third parties are billed at discounted and negotiated amounts. As such, estimates of outstanding contractual adjustments or any type of third party settlements are not necessary.

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

NOTE 3.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2003, and determined there had not been any impairment.

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

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than the first quarter of fiscal 2004. As of the beginning of 2004, the Company adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company's consolidated financial statements.


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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payors, and others at the time we perform the services. We record contractual adjustments when we prepare the related bills to our customers. We bill some third parties at discounted and negotiated amounts. Because we bill at the discounted amounts, we do not need to estimate third party settlements.

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

Our consolidated financial statements include the accounts of UCI, UCI-SC, and the P.A. Such consolidation is required under both the Financial Accounting Standards Board (FASB) Interpretation No. 46 and the Emerging Issues Task Force
(EITF) 97-2 as a consequence of the nominee shareholder arrangement that exists with respect to the P.A. In each case, the nominee (and sole) shareholder of the P.A. has entered into an agreement with UCI-SC which satisfies the requirements set forth in footnote 1 of EITF 97-2. Under the agreement, UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of the P.A. According to EITF 97-2, the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of June 30, 2004 and 2003, the P.A. employed 134 and 115 medical providers, respectively.

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

Results of Operations

UCI provides nonmedical management and administrative services for a network of 43 freestanding medical centers (the "Centers"), 42 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).

Revenues of $11,318,000 for the quarter ended June 30, 2004 reflect an increase of $269,000 or 2% from those of the quarter ended June 30, 2003.

We believe this increase in revenue is the result of an increase in patient encounters as well as an increase in the volume of ancillary services (such as physical therapy and laboratory tests) being offered at our facilities. We have also launched an intense advertising campaign in the upstate and midlands regions of South Carolina. Patient encounters were approximately 122,000 in the third quarter of fiscal year 2004 and 118,000 in the third quarter of fiscal year 2003.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2003, and we determined there has not been any impairment.

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 8,000 lives at June 30, 2004. As of June 30, 2004, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2004 and 2003 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 20% of our total revenues from these occupational medicine services in the third quarter of fiscal year 2004 and 17% in the third quarter of fiscal year 2003, respectively.

The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2004 and 2003.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2004         2003           2004        2003
                                                            ------------ -----------    ------------ ----------
                                                                18           15             13          11
        Patient Pay
                                                                11           11              6           5
        Employer Paid
                                                                 6           7               7           7
        HMO
                                                                11           10             14          12
        Workers Compensation
                                                                10           11              7           7
        Medicare/Medicaid
                                                                41           42             49          52
        Managed Care Insurance
                                                                 3           4               4           6
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of 2,448,000 during the third quarter of fiscal 2004 as compared to $2,468,000 for the third quarter of fiscal 2003.

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

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $1,769,000 in the third quarter of fiscal year 2004, up from $1,528,000 in the third quarter of fiscal year 2003. This increase is the result of the successful negotiation of a final settlement with the Company's former CEO.

Depreciation and amortization expense increased to $245,000 in the third quarter of fiscal 2004, up from $238,000 in the third quarter of fiscal 2003. This increase is the result of renovations and equipment purchases, which we anticipate will continue into the foreseeable future during the upfitting of our Centers. Interest expense increased from $178,000 in the third quarter of fiscal 2003 to $184,000 in the third quarter of fiscal 2004, due to an increase in interest rates.

During the quarter ended March 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded a $500,000 adjustment based upon our current financial position and results from operations, and our forecast of the next twelve months.

Financial Condition at June 30, 2004

Cash and cash equivalents decreased by $445,000 during the nine months ended June 30, 2004, mainly as a result of building renovations, equipment purchases and payroll, offset by increased revenues.

Accounts receivable increased by $729,000 during the nine months ended June 30, 2004 and is a result of an overall increase in revenues largely occurring during the months of December 2003 and March 2004. We believe the large increase is primarily due to increased patient volume.

Long-term debt increased from $3,327,000 at September 30, 2003 to $3,714,000 at June 30, 2004. On February 9, 2004, we entered into a loan agreement with Branch Banking & Trust Company of South Carolina in the principal amount of $2,750,000 to refinance an existing term loan at more favorable terms and a lower interest rate in order to pay amounts due to the Internal Revenue Service and the South Carolina Department of Revenue. The new variable interest rate is Branch Banking & Trust Company of South Carolina's prime rate plus one percent per annum and is repayable monthly, with a final payment due on February 9, 2009.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2004, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $2,570,000 of cash during the nine months ended June 30, 2004, compared with $2,231,000 during the same period in the prior fiscal year. This increase is primarily attributable to increased revenues.

Investing activities used $1,482,000 in cash during the nine months ended June 30, 2004 as compared to $892,000 during the nine months ended June 30, 2003. This increase is due to purchases of needed equipment and building renovations for our operating sites.

Financing activities utilized approximately $1,533,000 in cash during the nine month period ended June 30, 2004 as compared to $1,281,000 during the nine months ended June 30, 2003. This increase is primarily the result of increased borrowings under the new term note agreement offset by regular principal payments.

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

Approximately $951,000 of our debt at June 30, 2004 was subject to fixed interest rates and principal payments. Approximately $2,762,000 of our debt at June 30, 2004 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2004, our interest expense on an annualized basis would increase approximately $27,600 for each increase of one percent in the prime rate.

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

                  99.1     Press Release dated August 10, 2004.

(b) Reports on Form 8-K.

                      This item is not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                /s/ Jerry F. Wells, Jr., CPA
------------------------------------      ------------------------------
D. Michael Stout, M.D.                    Jerry F. Wells, Jr., CPA
President and Chief Executive Officer     Executive Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer



Date:  August 10, 2004