Form 10-K
period 2004-09-30
UCI MEDICAL AFFILIATES INC
filed 2004-11-30
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 --------
     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 2004

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________________ to
______________

Commission File Number:  0-13265

                                UCI MEDICAL AFFILIATES, INC.
                                -----------------------------
                       (Name of Registrant as Specified in its Charter)

                  Delaware                                                              59-2225346
--------------------------------------------                  ----------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification Number)

         4416 Forest Drive, Columbia, SC                                                29206
--------------------------------------------                  ----------------------------------------------
(Address of Principal Executive Offices)                                           (Zip Code)

                                 (803) 782-4278
                    (Registrant's Telephone Number, Including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:     None
                                                                 -------------

     Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ____ ------ ----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ____ No X ------

The aggregate market value of voting stock held by non-affiliates of the registrant on November 19, 2004 was approximately $3,140,807.* The registrant has no non-voting common equity.

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

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at September 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

* Calculated by excluding all shares held by officers, directors, and controlling shareholders of registrant without conceding that all such persons are affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K


         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 2.    Properties                                                                                            9

Item 3.    Legal Proceedings                                                                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                                                  10


         PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                11

Item 6.    Selected Financial Data                                                                              11

Item 7.  Management's Discussion and Analysis of Financial Condition, Critical
         Accounting Policies and Results of Operations                                                          12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             23

Item 8.    Financial Statements and Supplementary Data                                                          23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 23

Item 9A.   Controls and Procedures                                                                              23


         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                   26

Item 11.   Executive Compensation                                                                               28

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                                                31

Item 13.   Certain Relationships and Related Transactions                                                         33

Item 14.   Principal Accountant Fees and Services                                                                 35

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              36


               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other items, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement, payment practices by insurance companies, healthcare plans, government payors, and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of any expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies and certain regulations promulgated by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this report and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


                                     PART I

Item 1.  Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (UCI-SC), UCI provides nonmedical management and administrative services for a network of 43 freestanding medical centers, 42 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (28 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina). We refer to these 43 medical centers as the "centers" throughout this report.

Organizational Structure

Federal law and the laws of many states, including South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the centers are provided by or under the supervision of Doctors Care, P.A. or Doctors Care of Tennessee, P.C. (collectively the "P.A."), each of which has contracted with UCI-SC to be the sole provider of all non-medical direction and supervision of the centers operating in its respective state of organization. We refer to the P.A., UCI, and UCI-SC collectively throughout this report as "we", "us", and "our." The P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exerts control over their decisions regarding medical care, or represents to the public that it offers medical services.

UCI-SC has entered into an Administrative Services Agreement with the P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients and provides all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries and operating costs of the centers and of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for selecting, hiring, and firing the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors. UCI-SC does not loan or otherwise advance funds to the P.A. for any purpose.

The P.A. and UCI-SC share a common management team. In each case, the same individuals serve in the same executive offices of each entity.

UCI-SC believes that the services they provide to the P.A. do not constitute the practice of medicine under applicable laws. Because of the unique structure of the relationships described above, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review of our business by the courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the health care regulatory environment will not change so as to restrict our existing operations or future expansion.

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

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Eighteen primary care centers are in the Columbia region (including six physical therapy offices), ten in the Charleston region (including four physical therapy offices), four in the Myrtle Beach region, two in the Aiken region (including one physical therapy office), eight in the Greenville-Spartanburg region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Revenues generated from billings to Blue Cross and Blue Shield of South Carolina ("BCBS") and its subsidiaries, Companion HealthCare Corporation ("CHC") and Companion Property & Casualty Insurance Company ("CP&C"), totaled approximately 39%, 38%, and 29% of the Company's total revenues for fiscal years 2004, 2003, and 2002, respectively.

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2004:


                                          Percent of             Percent of Revenue
            Payor                       Patient Visits
-------------------------------       -------------------        -------------------


                                              18                         12
Patient Pay
                                              9                          5
Employer Paid
                                              8                          9
HMO
                                              10                         13
Workers' Compensation
                                              12                         8
Medicare/Medicaid
                                              40                         49
Managed Care Insurance
                                              3                          4
Other  (Commercial  Indemnity,
Champus, etc.)

In accordance with the Administrative Services Agreement described previously, UCI-SC, as the agent for the P.A., processes all payments for the P.A. When payments for the P.A. are received, they are deposited in accounts owned by each P.A. and are automatically transferred to a lockbox account owned by UCI-SC. In no event are the physicians entitled to receive such payments. The patient mix in no way affects our management service fees per the Administrative Services Agreement.

Fee Arrangements

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

As a result of escalating health care costs, employers, insurers, and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment (we have no capitation arrangements at the present time) or a discounted fee-for-service schedule, with minimal or no deductibles or co-payments required of the members. HMOs, in turn, contract with health care providers like us to administer medical care to HMO members. These contracts provide for payment to us on a discounted fee-for-service basis.

Certain third party payors constantly seek various alternatives for reducing medical costs, some of which, if implemented, could affect our payment levels. Our management cannot predict whether changes in present payment methods will affect payments for services provided by the centers and, if so, whether they will have an adverse impact upon our business.

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices, other competing freestanding medical centers, and physical therapy offices. Some of these providers have financial resources that are greater than our resources. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than centers such as ours. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, the attractiveness of our state-wide network to large employers and third party payors. In an effort to offset the competition's community recognition, we have substantial marketing efforts, which currently include radio and television advertisements. We have added regional marketing representatives, developed focused promotional material, and initiated a newsletter for employers promoting our activities.

Government Regulation

As participants in the health care industry, our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels.

Limitations on the Corporate Practice of Medicine

Federal law and the laws of many states, including South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at our centers are provided by or are under the supervision of the P.A. pursuant to contracts with UCI's wholly-owned subsidiaries. The P.A. is organized so that the physicians who are employed by the P.A. offer all physician services. Neither UCI nor UCI-SC employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care, or represents to the public that it offers medical services.

As described previously, UCI-SC has entered into an Administrative Services Agreement with the P.A. to perform all non-medical management of the applicable P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business - Organizational Structure.)

Because of the unique structure of the relationships existing between UCI-SC and the P.A., many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by us will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change so as to restrict the existing operations or any potential expansion of our business.

Third Party Payments

Approximately eight percent of our revenue is derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

The Office of the Inspector General (the "OIG"), the government office that is charged with the enforcement of the federal Anti-kickback Statute, has issued an advisory opinion regarding a proposed management services contract unrelated to us that involved a cost plus a percentage of net revenue payment arrangement ("Advisory Opinion 98-4"). Based on its analysis of the intent and scope of the Anti-kickback Statute, the OIG determined that it could not approve the arrangement because the structure of the management agreement raised the following concerns under the Anti-kickback Statute: (i) the agreement might include financial incentives to increase patient referrals; (ii) the agreement did not include any controls to prevent over utilization; and (iii) the percentage billing arrangement may include financial incentives that increase the risk of abusive billing practices. The OIG opinion did not find that the management arrangement violated the Anti-kickback Statute, rather that the arrangement may involve prohibited remuneration absent sufficient controls to minimize potential fraud and abuse. An OIG advisory opinion is only legally binding on the Department of Health and Human Services (including the OIG) and the requesting party and is limited to the specific conduct of the requesting party because additional facts and circumstances could be involved in each particular case. Accordingly, we believe that Advisory Opinion 98-4 does not have broad application to the provision by UCI and UCI-SC of nonmedical management and administrative services for the centers. We also believe that we have implemented appropriate controls to ensure that the arrangements between UCI and UCI-SC and the centers do not result in abusive billing practices or the over utilization of items and services paid for by federal health programs.

The applicability of the Anti-kickback Statute to many business transactions in the health care industry, including the service agreements with the centers and the development of ancillary services by UCI and UCI-SC, has not been subject to any significant judicial and regulatory interpretation. We believe that although remuneration for the management services is provided for under our service agreements with the centers, UCI and UCI-SC are not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the centers. In addition, UCI and UCI-SC is not a separate provider of Medicare or state health program reimbursed services. Consequently, we do not believe that the service and management fees payable to UCI and UCI-SC should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the Anti-kickback Statute.

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

Through UCI's wholly owned subsidiary, UCI-SC, we provide non-medical management and administrative services to the centers in South Carolina and Tennessee. South Carolina and Tennessee have adopted anti-kickback and self-referral laws that regulate financial relationships between health care providers and entities that provide health care services. The following is a summary of the applicable state anti-kickback and self-referral laws.

 South Carolina

South Carolina's Provider Self-Referral Act of 1993 generally provides that a health care provider may not refer a patient for the provision of any designated health service to an entity in which the health care provider is an investor or has an investment interest. Under our current operations, we do not believe UCI or UCI-SC is an entity providing designated health services for purposes of the South Carolina Provider Self-Referral Act. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients to the centers for designated health care services. Accordingly, under South Carolina law, we believe that the provider self-referral prohibition would not apply to our centers or operations in South Carolina.

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

We believe that Tennessee's conflict of interest/disclosure law does not apply to our current operations because UCI and UCI-SC are not providers of health services. The centers provide all health care services to patients through employees of the P.A. Even if the Tennessee conflict of interest/disclosure law were to apply, our internal quality assurance/utilization review programs will help identify any inappropriate utilization by a center.

Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity that provides healthcare services. We believe that UCI and UCI-SC do not fit within the definition of a "healthcare entity" because UCI and UCI-SC are not providers of healthcare services. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients for designated health care services except the sole physician shareholder of the P.A. We believe that referrals by the sole shareholder of the P.A. come within a statutory exception. Accordingly, under Tennessee law, we believe that the provider self-referral prohibition would not apply to our center or operations in Tennessee.

Tennessee's anti-kickback provision prohibits a physician from making payments in exchange for the referral of a patient. In addition, under Tennessee law a physician may not split or divide fees with any person for referring a patient. The Tennessee Attorney General has issued opinions that determined that the fee-splitting prohibition applied to management services arrangements. The Tennessee fee-splitting prohibition contains an exception for reasonable compensation for goods or services. We believe that the payment arrangements between UCI and UCI-SC, as applicable, and the centers are reasonable compensation for services rendered and do not constitute payments for referrals or a fee-splitting arrangement.

Antitrust Laws

Because each of the P.A. is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, and division of market. We believe we are in compliance with such state and federal laws that may affect our development of integrated healthcare delivery networks, but we have no assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations.

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

HIPPA

Under HIPPA, the Secretary of Health and Human Services, or HHS, has adopted national data interchange standards for some types of electronic transactions and the data elements used in those transactions; adopted security standards to protect the confidentiality, integrity and availability of patient health information; and adopted privacy standards to prevent inappropriate access, use and disclosure of patient health information. In December 2000, HHS published the final privacy regulations that took effect in April 2003. These regulations restrict the use and disclosure of individually identifiable health information without the prior informed consent of the patient. In February 2003, HHS published the final security regulations, which will take effect in April 2005. These regulations mandate that healthcare facilities implement operational, physical and technical security measures to reasonably prevent accidental, negligent or intentional inappropriate access or disclosure of patient health information. We have made changes to our business operations to support these regulatory requirements. We feel that our current operations fully support the requirements to comply with the above regulations.

Employees

As of September 30, 2004, we had 660 employees (437 on a full-time equivalent basis). This amount includes 111 medical providers employed by the P.A.

Item 2.  Properties

All but one of our primary care center's facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One center is leased from a physician employee of the P.A.

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Eighteen primary care centers are in the Columbia, South Carolina region (including six physical therapy offices), ten in the Charleston, South Carolina region (including four physical therapy offices), four in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region (including one physical therapy office), eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in the Knoxville, Tennessee region. Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all free-standing buildings in good repair.

Item 3.  Legal Proceedings

We are a party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 31, 2004, UCI's annual meeting of the shareholders was held and the following actions were taken:

Holders of UCI's common stock represented at the meeting voted to elect Timothy
L. Vaughn, CPA and Jean E. Duke, CPA to the Board of Directors for terms expiring at the 2007 annual meeting of stockholders and Joseph A. Boyle, CPA to the Board of Directors for a term expiring at the 2005 annual meeting of stockholders, as follows:


                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Timothy L. Vaughn, CPA                8,927,636       7,851,326        1,076,310
                  Jean E. Duke, CPA                     8,927,636       7,655,028        1,272,608
                  Joseph A. Boyle, CPA                  8,927,636       7,756,075        1,171,561


Holders of UCI's common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2004, as follows:


                                        Number
                                        Voting            For           Against         Abstain
                                     -------------    ------------     -----------    -------------
                                        8,927,636       8,493,067          56,974          377,595

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

                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2004

     1st quarter (10/01/03 - 12/31/03)                           $1.80            $1.20
     2nd quarter (01/01/04 - 03/31/04)                            3.00             1.67
     3rd quarter (04/01/04 - 06/30/04)                            3.00             1.46
     4th quarter (07/01/04 - 09/30/04)                            1.90             1.04

Fiscal Year Ended September 30, 2003

     1st quarter (10/01/02 - 12/31/02)                            $.51             $.30
     2nd quarter (01/01/03 - 03/31/03)                             .62              .30
     3rd quarter (04/01/03 - 06/30/03)                             .75              .45
     4th quarter (07/01/03 - 09/30/03)                            1.39              .31

As of November 19, 2004, there were 293 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------
                                                                     For the year ended September 30,
                                               -----------------------------------------------------------------------------
                                               ----------- -- ------------- -- ------------ -- ------------ -- -------------
                                                  2004            2003            2002            2001             2000
                                               -----------    -------------    ------------    ------------    -------------

Revenues                                          $47,474          $43,518         $38,527         $38,117          $39,953
Net income (loss)                                   3,214            2,375           1,394         (1,475)          (6,102)
Basic and diluted earnings (loss) per share           .33              .25            .14            (.15)            (.63)
Basic weighted average number of
    shares outstanding                              9,718            9,650           9,651           9,651            9,651
Diluted weighted average number of
    shares outstanding                              9,718            9,650           9,651           9,651            9,651




                                                    BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------- ---------- ---- ---------- -- ------------ -- ------------- -- -------------

                                                ----------------------------------------------------------------------------
                                                                      At September 30, (in thousands)
                                                ----------------------------------------------------------------------------
                                                ------------ -- ---------- -- ------------ -- ------------- -- -------------
                                                   2004           2003           2002             2001             2000
                                                ------------    ----------    ------------    -------------    -------------

Working capital                                      $3,228        $2,925          $2,515         $(6,245)         $(6,230)
Property and equipment, net                           4,845         4,028           3,765            3,977            4,326
Total assets                                         17,549        15,859          14,517           14,983           17,782
Long-term debt, including current portion             3,504         3,327           4,079            7,210            8,952
Stockholders' equity (deficiency)                     5,780         2,566             190          (1,204)              271

See Note 1 to the accompanying financial statements, which discusses the impact of accounting changes on the information reflected above in selected financial data and the reclassification of certain prior year amounts.

     Item 7.  Management's  Discussion  and  Analysis  of  Financial  Condition,
Critical      Accounting      Policies     and     Results     of     Operations


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

Valuation reserve on net deferred tax assets -

     We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. We generally budget out operations for twelve months, and when positive indicators demonstrate that we will have taxable income, we reduce our valuation allowance to recognize the tax asset.

Overview

     Our consolidated financial statements include the accounts of UCI, UCI-SC, and the P.A. Such consolidation is required under the Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised. Under the agreement, UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Services Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Services Agreement, we have a long-term financial interest in the affiliated practices of the P.A. According to FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of September 30, 2004 and 2003, the P.A. employed 111and 111 medical providers, respectively.

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

Comparison of Results of Operations for Fiscal Years 2004, 2003, and  2002

Revenues of $47,474,000 in fiscal year 2004 reflected an increase of approximately 9% from the fiscal year 2003 revenues of $43,518,000, which reflected an increase of approximately 13% from the amount reported for fiscal year 2002. The following reflects revenue trends from fiscal year 2000 through fiscal year 2004:

                 For the year ended September 30, (in thousands)
                         -------------------------------------------------------------------------------------------
                         -------------- -- ---------------- -- -------------- --- --------------- -- ---------------
                             2004               2003               2002                2001               2000
                         --------------    ----------------    --------------     ---------------    ---------------
                         --------------

Revenues                 $    47,474       $     43,518        $    38,527        $    38,117        $    39,953
Operating Costs               36,733            33,264              31,069             29,710             32,463
Operating Margin              10,741            10,254               7,458              8,407              7,490

The increase in revenues from fiscal year 2003 to fiscal year 2004 is attributed to an increase in laboratory services offered during the year as well as an increase in the volume of ancillary services (physical therapy) being offered at our centers and an increase in patient visits.

The number of our centers remained constant at 36 from September 30, 2001 to September 30, 2002. The number of centers in operation increased from 36 to 41 during fiscal year 2003. We added seven physical therapy offices (two in the Greenville-Spartanburg region, three in the Columbia region, and two in the Charleston region), and we closed two offices during fiscal year 2003 (one in the Tennessee region and one in the Greenville-Spartanburg region). The number of centers increased from 41 to 43 during fiscal year 2004. We added two physical therapy offices (one in the Columbia region and one in the Charleston region).

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation
(CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina
(BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 8,000 lives in fiscal year 2004; 9,000 lives in fiscal year 2003, and 10,000 lives in fiscal year 2002. As of September 30, 2004, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics. (See Footnote 14 to audited consolidated Financial Statements for information on related parties.)

Sustained revenues in fiscal years 2004, 2003, and 2002 also reflect our occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers' compensation" on the table depicted below). Approximately 18% of our total revenue was derived from these occupational medicine services in both fiscal years 2004 and 2003, and 20% in fiscal year 2002. We also entered into an agreement with Companion Property and Casualty Insurance Company (CP&C) wherein we act as the primary care provider for injured workers of firms insured through CP&C. CP&C is a primary stockholder of UCI.

Patient encounters were 506,000 in fiscal year 2004, 469,000 in fiscal year 2003 and 459,000 in fiscal year 2002. The increase in the number of patient visits was mainly a result of an intense advertising campaign in the Columbia region and the increase in ancillary services.

No new significant competition entered our market during fiscal years 2004, 2003, and 2002.

The increase in the operating margin in 2004 of approximately five percent was largely the result of increased revenues. The increase in the operating margin during fiscal year 2003 was also due to increased revenues.

The following table breaks out our revenue and patient visits by revenue source for fiscal years 2004, 2003, and 2002.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                          2004   2003   2002           2004   2003     2002
                                                         ------- ------ ------        ------- ------ ---------
                                                             18     16     16             12     11        14
        Patient Pay
                                                              9     10     11              5      5         6
        Employer Paid
                                                              8      8      9              9     10         9
        HMO
                                                             10     10     11             13     13        14
        Workers' Compensation
                                                             12     11     10              8      7         7
        Medicare/Medicaid
                                                             40     41     40             49     48        46
        Managed Care Insurance
                                                              3      4      3              4      6         4
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

Bad debt expense, a component of operating costs, was approximately $2,359,000 (or approximately 5% of revenue) for fiscal year 2004, $1,889,000 (or approximately 4% of revenue) for fiscal year 2003, and $1,845,000 (or approximately 5% of revenue) for fiscal year 2002. The collection percentage for the established South Carolina centers has remained constant for the past 5 years.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of the centers. General and administrative expenses increased to $6,250,000 in fiscal year 2004 as compared to $5,990,000 in fiscal year 2003. The increase is primarily the result of legal settlements with former employees.

Depreciation and amortization expense decreased to $1,013,000 in fiscal year 2004 as compared to $1,145,000 in fiscal year 2003. This decrease is due to an additional $200,000 in depreciation expense that was booked in 2003 in anticipation of medical equipment obsolescence. Depreciation and amortization expense for fiscal year 2002 was $1,022,000. Net interest expense decreased to $693,000 in fiscal year 2004 down from $744,000 in fiscal year 2003. This decrease was the result of more favorable terms and a lower interest rate under the new BB&T Term Note Agreement. Net interest expense increased to $2,236,000 in fiscal year 2002 from $1,699,000 in fiscal year 2001 as a result of approximately $1,400,000 of interest and fees associated with the settlement we made with various taxing authorities as a part of our Chapter 11 reorganization.

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

A valuation allowance of $4.5 million and $5.8 million at September 30, 2004 and September 30, 2003 remained necessary based upon the factors noted above. During the year ended September 30, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded a $500,000 adjustment based upon our current financial position, results from operations, and our forecast of the next twelve months.

Unaudited Quarterly Financial Information

The following is condensed quarterly financial information.

                                                             Fiscal Year Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2003        03/31/2004         06/30/2004         09/30/2004
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $12,770,000       $11,490,000        $11,318,000        $11,896,000
Operating Cost                                   9,382,000         9,002,000          8,869,000          9,481,000
Operating Margin                                 3,388,000         2,488,000          2,448,000          2,416,000
Net Income after Provision for
   Income Taxes                                  1,298,000         1,124,000            236,000            555,000
Basic Earnings per Common Share                        .13               .12                .02                .06
Diluted Earnings per Common Share                      .13               .11                .02                .07


                                                             Fiscal Year Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2002        03/31/2003         06/30/2003         09/30/2003
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $10,297,000       $11,013,000        $11,049,000        $11,159,000
Operating Cost                                   7,992,000         8,183,000          8,581,000          8,508,000
Operating Margin                                 2,305,000         2,830,000          2,468,000          2,651,000
Net Income after Provision for
   Income Taxes                                    372,000           700,000            524,000            779,000
Basic and Diluted Earnings per
  Common Share                                        0.04              0.07               0.05               0.08

Results of Operations for the Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003:

Revenues of $11,896,000 for the quarter ending September 30, 2004 reflect an increase of approximately 7% from those of the quarter ending September 30, 2003. The increase is attributed to an increase in fee income associated with laboratory services, some small increases in the fee schedule of some insurance payors, an increase in physical therapy services provided, and an increase in patient visits.

Patient encounters increased to 130,000 in the fourth quarter of fiscal year 2004 from 118,000 in the fourth quarter of fiscal year 2003.

The eleven percent increase in operating costs reflects routine salary adjustments and increases in advertising costs.

The decrease in depreciation and amortization costs is due to an equipment obsolescence adjustment in 2003.

The decrease in net interest expense was the result of more favorable terms under the new BB&T Term Note Agreement.

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

Financial Condition at September 30, 2004 and September 30, 2003

Cash and cash equivalents decreased by approximately $150,000 from September 30, 2003 to September 30, 2004. Working capital increased to $3,228,000 at September 30, 2004 from $2,925,000 at September 30, 2003.

Accounts receivable increased from $6,874,000 at September 30, 2003 to $7,383,000 at September 30, 2004. This increase was attributable to the increase in revenues during fiscal year 2004.

The increase in property and equipment is the result of medical equipment purchases and facility renovations of approximately $1,831,000.

Long term debt increased from $3,327,000 at September 30, 2003 to $3,504,000 at September 30, 2004. On February 9, 2004, we entered into a loan agreement with Branch Banking & Trust Company of South Carolina in the principal amount of $2,750,000 to refinance an existing term loan at more favorable terms and a lower interest rate in order to pay amounts due to the Internal Revenue Service and the South Carolina Department of Revenue. The new variable interest rate is Branch Banking & Trust Company of South Carolina's prime rate plus one percent per annum and is repayable monthly, with a final payment due on February 9, 2009.

Liquidity and Capital Resources

We require capital principally to fund growth for working capital needs and for the retirement of indebtedness. Our past capital requirements and working capital needs have been funded through a combination of external financing (including bank debt and proceeds from the sale of common stock to CHC and CP&C), and credit extended by suppliers.

As of September 30, 2004, we had no material commitments for capital expenditures or for acquisitions or start-ups. Operating activities generated $3,749,000 of cash during fiscal year 2004, compared to $3,592,000 during fiscal year 2003. Operations continued to generate positive cash flow mainly due to an improvement in our overall operations, much of which was the result of cost reductions that have remained in place throughout 2004 and 2003, which is reflected as the increase in operating margin on the income statement. In addition, the extended payment terms realized through the bankruptcy filing improved cash flow from operations.

Investing activities used $1,833,000 of cash during fiscal year 2004 and $1,365,000 in fiscal year 2003 as a result of normal equipment upgrades in existing centers.

We used approximately $2,065,000 of cash for financing activities in fiscal year 2004 to pay down the long-term debt. We used approximately $1,813,000 of cash during fiscal year 2003 to reduce debt. We have no assurance that any additional financing, if required, will be available on terms acceptable to us.

Overall, our current assets exceed our current liabilities at September 30, 2004.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004:

                                                               Payment Due By Period
                               ---------------------------------------------------------------------------------------
                               -------------- -- ------------- -- ------------ --- --------------- --- ---------------
 Contractual Obligations           Total           < 1 Year        1-3 Years         3-5 Years           > 5 Years
---------------------------    --------------    -------------    ------------     ---------------     ---------------
---------------------------    --------------    -------------    ------------     ---------------     ---------------

Long-term Debt                     3,229,809          793,234       1,365,673           1,070,902                   --
Capital Lease                        274,088          178,874          95,214                   --                  --
Operating Lease                   30,413,336        2,878,829       5,736,714           5,226,348          16,571,445

Please refer to the financial statement Footnotes No. 10 and 13.

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

      We have a history of losses.
We have a history of operating losses, liquidity problems, uncertainty of revenues, markets, profitability and the need for additional funding. We incurred net losses of approximately $1,475,000, $6,102,000, $10,508,000,
$84,000 and $1,360,000 for the years ended September 30, 2001, 2000, 1998, 1997 and 1995, respectively. We had net income of $3,214,000, $2,375,000, $1,394,000,
$910,000 and $466,000 for the years ended September 30, 2004, 2003, 2002, 1999 and 1996, respectively. Thus, our financial viability and ability to continue as a going concern depend on our ability to continue with our profitable operations, maintain adequate working capital and obtain satisfactory long-term financing. We can provide you with no assurance, however, that we can realize these goals or that we will be profitable in the future or successful in refinancing or renewing our outstanding debt.

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

Historically, we derive approximately eight percent of our revenues from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. Additionally, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with these laws, but we cannot assure you that our activities will not be challenged or scrutinized by governmental authorities.

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

      We are subject to certain special risks in connection with the intangible assets reported on our balance sheet. As a result of our various acquisition transactions, intangible assets (net of accumulated amortization) of approximately $3.4 million have been recorded on our balance sheet as of September 30, 2004. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our intangible assets in the fiscal year ending September 30, 2002. Instead, after an initial review of our intangible assets for impairment in connection with our adoption of this new accounting principle, we analyze our intangible assets on an annual basis for impairment of value.

Under these current accounting standards, our net unamortized balance of intangible assets acquired was not considered to be impaired as of September 30, 2004. In the past, however, we have recorded impairments to our intangible assets when appropriate. For example, effective September 30, 2001, we recorded impairment in the approximate amount of $750,000 to reduce our intangible assets to fair value. We recorded this impairment because we combined two of our Knoxville, Tennessee locations and we also had decreased profitability in a Columbia and Greenville center. Therefore, we deemed that the goodwill associated with these three locations was impaired and should be written off. Prior to that, we recorded impairment in the quarter ended March 31, 2000 in the approximate amount of $3.6 million to reduce our intangible assets to fair value. This impairment was required in connection with the closing of our medical centers in Georgia. See further discussion in Item 7 above.

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

The attacks of September 11, 2001 have contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response, and other future developments, may adversely affect prevailing economic conditions. These developments, depending on their magnitude, could have a material adverse effect of our operating results and financial condition.

Risks Related to Our Common Stock

      Shareholders may have difficulty in selling their shares because we have filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code.

On November 2, 2001, we, along with our subsidiaries and affiliated professional corporations, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. We filed the bankruptcy petitions because of our heavily-burdened debt structure and our lack of liquidity. Although the reorganization plans have been confirmed by the Bankruptcy Court, it remains uncertain whether we will be able to implement successfully the terms of the reorganization plans and continue as a going concern.

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

      The market price of our common stock may decline should a substantial number of shares of our common stock be offered for sale on the open market.

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

      We do not expect to pay dividends on our common stock in the foreseeable future.
We have no source of income other than dividends that we receive from our operating subsidiary, UCI-SC. Our ability to pay dividends to shareholders will therefore depend on the subsidiary's ability to pay dividends to us. The subsidiary intends to retain future earnings, if any, for use in the operation and expansion of our business. Consequently, we do not plan to pay dividends until we recover any losses that we have incurred and become profitable. Additionally, our future dividend policy will depend on our earnings, financial condition and other factors that our Board of Directors considers relevant.

      Shareholders may suffer dilution in their interests in our common stock if we offer additional shares of common stock in the future or if certain third parties exercise their option rights to acquire additional shares of our common stock.

There is no present intent to offer for sale additional shares of common stock. However, we cannot ensure that, in the future, we will not have to seek additional capital by offering and selling additional shares of common stock in order to continue to operate, acquire additional medical practices in our current or other markets, or achieve successful operations. If it becomes necessary to raise additional capital to support our operations, there is no assurance that additional capital will be available to us, that additional capital can be obtained on terms favorable to us, or that the price of any additional shares that may be offered by us in the future will not be less than the subscription price paid by our shareholders. The effect on existing stockholders of sales of additional shares of common stock cannot presently be determined.

As of September 30, 2004, CHC and CP&C, each of which is a wholly-owned subsidiary of BCBS, owned in the aggregate 6,726,019 shares, or approximately
69.05 percent, of our outstanding common stock. Under various agreements among CHC, CP&C and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entities, as a group, to obtain and then maintain an aggregate ownership of 48 percent of our outstanding voting stock. To the extent either of these BCBS subsidiaries exercises its right in conjunction with a sale of voting stock by us, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by a BCBS subsidiary to exercise its purchase rights. Consequently, to the extent either of the BCBS subsidiaries elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to a BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

         Certain affiliates have the ability to exercise substantial influence.

The substantial ownership of our common stock by the BCBS subsidiaries and other of our affiliates may provide them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by our stockholders. As a result, other stockholders may be unable to successfully oppose matters that are presented by these entities for action by stockholders, or to take actions that are opposed by these entities. The ownership by these entities may also have the effect of delaying, deterring, or preventing a change in our control without the consent of these entities. These effects could reduce the value of our stock. In addition, sales of common stock by these entities could result in another stockholder obtaining control over us.

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

Approximately $867,000 of our debt at September 30, 2004 was subject to fixed interest rates and principal payments. Approximately $2,636, 000 of our debt at September 30, 2004 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2004, our interest expense on an annualized basis would increase approximately $26,360 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements on Page 37.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Annual Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to UCI and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. As of September 30, 2004, the Company had not performed the required evaluations mentioned above.

                                    PART III



Item 10.   Directors and Executive Officers of the Registrant

Directors

Our Certificate of Incorporation provides for a classified Board of Directors so that, as nearly as possible, one-third of the members of the Board are elected at each annual meeting to serve until the third annual stockholders' meeting after their election. Effective at our annual meeting which was held on August 31, 2004, the Board was expanded from six to seven members.

Timothy L. Vaughn, CPA, 39, has served as Chief Financial Officer of Companion HealthCare since January 2000. He served as TRICARE Contracts Manager for Blue Cross Blue Shield of South Carolina from 1997 to 2000. This federal program provides health benefits administration for military dependents and retirees across the nation. Mr. Vaughn is a Certified Public Accountant and has been named a Fellow in both the Academy of Healthcare Management and Life Management institute and is currently serving as Corporate Secretary and Treasurer of EAP Alliance, Inc. in Columbia, South Carolina. He is a member of numerous professional and civic organizations. Mr. Vaughn was most recently re-elected as a director at the annual meeting of stockholders in 2004.

Jean E. Duke, CPA, 49, has served as Senior Vice President, Customer & Information Services of Colonial Life & Accident Insurance Company since March 2004. Prior to that, Ms. Duke served as President and Chief Financial Officer of Colonial since rejoining the company in August 2002. During the period from 1998 until 2002, Ms. Duke owned a consulting business providing services primarily for insurance and financial organizations. Ms. Duke is a certified public accountant. A graduate of Leadership Columbia, she was named the Financial Executive of the Year by the Columbia chapter of the Institute of Management Accountants, the Distinguished Young Alumni award by the Moore School of Business, and was honored with the Tribute to Women and Industry award by the Young Women's Christian Association. Ms. Duke has held leadership and board positions with many professional and business organizations as well as continuing to be active in numerous community organizations. Ms. Duke was recently elected as a director at the annual meeting of stockholders in 2004.

Joseph A. Boyle, CPA, 50, has served as the President and Chief Executive Officer of Affinity Technology Group, Inc. since January 2000 and as its Chairman since March 2001. Mr. Boyle served as Affinity's Senior Vice President and Chief Financial Officer from September 1996 until January 2000 and as Chairman and Chief Executive Officer of Surety Mortgage, Inc., a wholly owned subsidiary of Affinity, from December 1997 until December 2001. Mr. Boyle is a certified public accountant and was a partner in the accounting firm of Elliott Davis, LLC from April 2003 until August 2004. From June 1982 until August 1996, Mr. Boyle was employed by Price Waterhouse, LLP and from 1993 until 1996 was a partner in its Kansas City, Missouri office where he specialized in the financial services industry. Mr. Boyle was recently elected as a director at the annual meeting of stockholders in 2004.

Harold H. Adams, Jr., 57, has served as one of our directors since June 1994 and as Chairman and owner of Adams and Associates, International and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 34 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently elected as a director at the annual meeting of stockholders in 2003.

Charles M. Potok, 55, has served as our Chairman of the Board since February 2003, and has served as one of our directors since September 1995. He has served as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Company, a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, since March 1984; and, as President of Companion Property and Casualty Company since April 2002. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining Companion Property and Casualty Company, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently elected as a director at the annual meeting of stockholders in 2003.

John M. Little, Jr., M.D., MBA, 54, has served as one of our directors since August 1998 and as Chief Medical Officer of Companion HealthCare Corporation, a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, since 1996. Additionally, he has served since 1994 as Medical Director of Managed Care Services of Companion HealthCare Corporation, as Chairman of the Quality Assurance Committee and the Pharmacy and Therapeutics Committee of Companion HealthCare Corporation, and as a Co-Chair of the Managed Care Oversight Committee of Companion HealthCare Corporation. Prior to joining Companion HealthCare Corporation in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently elected as a director at the annual meeting of stockholders in 2003.

Ashby M. Jordan, M.D., 65, has served as one of our directors since August 1996 and as Vice President of Medical Affairs of Blue Cross and Blue Shield of South Carolina since December 1986. Prior to joining Blue Cross and Blue Shield of South Carolina, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently elected as a director at the annual meeting of stockholders in 2003.

 Executive Officers

The following sets forth certain information concerning our executive officers of UCI.

D. Michael Stout, M.D., 59, has served as President and Chief Executive Officer of UCI, UCI-SC, and the P.A. since November 1, 2002. He continues to serve as Medical Director and served as Executive Vice President of Medical Affairs Services of UCI and DC-SC since 1995 and as Medical Director of UCI-SC and DC-SC since 1989. He graduated from Boston University Medical School in 1980 and practiced medicine for Doctors Care since 1983. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society, and the American College of Physician Executives.

Jerry F. Wells, Jr., CPA, 42, has served as UCI's Executive Vice President and Chief Financial Officer since February 1995 and as UCI's Corporate Secretary since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, and as Corporate Secretary of DC-SC since December 1996. Prior to joining us, he served as a Senior Manager and consultant for Price Waterhouse from 1985 until February 1995. Mr. Wells is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, and the North Carolina CPA Association.

Board of Directors and Board Committees

Board of Directors

The Board of Directors met or acted by written consent a total of four times during our fiscal year ended September 30, 2004. No director attended fewer than 75 percent of the total of such Board meetings and the meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Nominating Committee. The Board of Directors acting as a whole currently performs such functions. Currently, seven directors serve on the Board of Directors.

Audit Committee

We describe the functions of the Audit Committee under the heading "Audit Committee Report" which can be found on page 35. The Audit Committee operates under a written Charter, which was filed with our Proxy Statement on August 2, 2004. The Audit Committee is made up of Joseph A. Boyle, CPA; Jean E. Duke, CPA; and, Harold H. Adams, Jr. and is independent within the meaning of SEC regulations. The Board of Directors has determined that Mr. Boyle and Ms. Duke are financial experts, as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. The Audit Committee met four times during the fiscal year ended September 30, 2004.

Compensation Committee

During our fiscal year ended September 30, 2004, the Compensation Committee consisted of Dr. Little, Dr. Jordan, and Mr. Potok, with Mr. Potok acting as Chairman. This committee monitors our executive compensation plan, practice and policies, including all salaries, bonus awards, and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met one time during our fiscal year ended September 30, 2004. The report of the Compensation Committee appears in this Form 10-K on page 30.

Nominating Committee

The Nominating Committee makes recommendations to the Board with respect to the size and composition of the Board, reviews the qualifications of potential candidates for election as director, and recommends director nominees to the Board. All of the members of the Nominating Committee are independent within the meaning of SEC regulations. The Nominating Committee operates under a written Charter, which was filed in our Proxy Statement on August 2, 2004. The Nominating Committee was formed in June 2004, and met one time during the fiscal year ended September 30, 2004. Members of the Nominating Committee consist of Mr. Boyle, Ms. Duke and Mr. Adams, with Mr. Adams acting as Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the directors, officers, and beneficial owners of more than ten percent of a registrant's common stock to file reports of holdings and acquisitions in common stock with the Securities and Exchange Commission. To our knowledge, based solely on our records and a review of the copies of such reports furnished to us, we believe that our directors, officers, and beneficial owners of more than ten percent of our stock complied with all SEC filing requirements applicable to them in respect to our fiscal year ended September 30, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed a copy of this Code as Exhibit 14 to our Form 10-K for fiscal year ended September 30, 2003.

Item 11.   Executive Compensation

The following table sets forth the total compensation earned during the fiscal year ended September 30, 2004 and during each of the two prior fiscal years by our President and Chief Executive Officer and our other executive officers whose annual compensation from us exceeded $100,000 for all services provided to us. No other executive officers earned compensation in excess of $100,000 for services provided to us in any of the three fiscal years reflected in the table.

                           Summary Compensation Table

                                                                                    Long Term
                                                                                   Compensation
                                                                  Annual              Awards
                                                  Compensation
                                                                                    Securities
                                                                                    Underlying          All Other
   Name and Principal Position      Fiscal Year    Salary (1)    Bonus (1)           Options           Compensation
   ---------------------------      -----------    ----------    ---------           -------           ------------

D. Michael Stout, M.D.                  2004                         81,000                 0                  0
                                                  261,000 (2)
President and                           2003          227,000 (2)    88,000                 0                  0
Chief Executive Officer                 2002          210,000 (2)    58,000                 0                  0

Jerry F. Wells, Jr., CPA                2004          166,100        59,000                 0                  0
Executive Vice President,               2003          144,500        39,000                 0                  0
Chief Financial Officer,                2002          138,000        38,000                 0                  0
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

(2) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the three fiscal years ended September 30, 2004, 2003, and 2002. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $211,000, $177,000 and $160,000 in the fiscal years ended September 30, 2004, 2003 and 2002. Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, and DC-SC since November 1, 2002.

Fiscal Year End Option Values

The following table sets forth certain information with respect to unexercised options to purchase our common stock held at September 30, 2004. None of the named executive officers exercised any options during the fiscal year ended September 30, 2004. Additionally, no options were granted to any officer or director during the fiscal year ended September 30, 2004.


                                               2004 FISCAL YEAR END
                                                   OPTION VALUES



                                      Number of Securities Underlying                 Value of Unexercised
                                          Unexercised Options at                          In-the-Money
                                              Fiscal Year End                      Options at Fiscal Year End
                                 ------------------------------------------  ---------------------------------------

             Name                   Exercisable          Unexercisable          Exercisable        Unexercisable
---------------------------------------------------- ---------------------- -------------------- -------------------




                                      109,825                  0                     0                   0
D. Michael Stout, M.D.
President and
Chief Executive Officer (1)


                                      134,825                  0                     0                   0
Jerry F. Wells, Jr., CPA
Executive Vice President,
Chief Financial Officer, and
Secretary

(1) Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, and DC-SC since November 1, 2002.

Director Compensation

Currently, members of our Board receive the following retainer fees: $6,000 per fiscal year for the Chairman, $5,000 per year for Committee Chairs, and $4,000 per year for all other members of the Board. We also reimburse directors for out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors of our company.

During the fiscal year ended September 30, 1996, we adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provided for the granting of options to two non-employee directors for the purchase of 10,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options to Harold H. Adams, Jr., CPCU and 5,000 options to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2004, stock options for 5,000 shares were outstanding under the 1996 Non-Employee Plan, all of which were exercisable.

During the fiscal year ended September 30, 1997, we adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provided for the granting of options to three non-employee directors for the purchase of 20,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options each to Thomas G. Faulds, Ashby M. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2004, stock options for 10,000 shares were outstanding under the 1997 Non-Employee Plan, all of which were exercisable.

Employment Contracts

There are no employment agreements with the Executive Officers.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been our executive officer or employee or an executive officer or employee of any of our subsidiaries. None of the members of the Compensation Committee is or has been a member of the compensation committees of another entity. None of our executive officers are or have been a member of the compensation committee, or a director, of another entity.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors generally determines the compensation of our executive officers. This committee reviews and recommends to the Board the salaries and other compensation of all of our officers and directors. The Compensation Committee also administers our Stock Incentive Plans. The following report is being furnished with respect to certain compensation paid or awarded to our executive officers during the fiscal year ended September 30, 2004.

General Policies. Our compensation program is intended to enable us to attract, motivate, reward, and retain the management talent to achieve corporate objectives and thereby increase shareholder value. Our policy is to provide incentives to senior management to achieve both short-term and long-term objectives. To attain these objectives, our executive compensation program is composed of a base salary, incentive compensation and stock options.

Base Salary. Base salaries for Dr. Stout and Mr. Wells were determined by a subjective assessment of the executive officer's performance, in light of the officer's responsibilities and position with us and our performance during prior periods. In evaluating our overall performance, the primary focus is on financial performance for the relevant annual period measured by operating income. The Committee also considers the recommendations of the Chief Executive Officer (except in the case of his own compensation); to the extent available, the salary norms for persons in comparable positions at comparable companies; and the person's experience. The Committee reviews base salaries from time to time and adjusts them appropriately.

Incentive Compensation. The Compensation Committee determines cash bonuses for all executive officers and awards the bonuses only if we, or any applicable subsidiary or business unit, achieve performance objectives. We designed our long-term incentive compensation for executive officers to focus management's attention on our future. We provide long-term compensation through grants of stock options. The number of stock options granted is based upon the executive's salary, performance, and responsibilities. Each executive officer also receives additional compensation through standard benefit plans available to all employees, including but not limited to matching contributions pursuant to a 401(k) plan, paid vacation, and group health, life, and disability insurance. The Compensation Committee believes each of these benefits is an integral part of the overall compensation program that helps to ensure that our executive officers receive competitive compensation.

Stock Options. Executive compensation includes the grant of stock options in order to more closely align the interests of the executive with the long-term interests of the shareholders.

Performance Graph

The following graph compares cumulative total shareholder return of UCI's common stock over a five-year period with The NASDAQ Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 1999.






                               (INSERT GRAPH HERE)









                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/99      09/30/00       09/30/01       09/30/02      09/30/03      09/30/04
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.           100.00         72.21          55.11          46.22        211.56        211.56
Peer Group                             100.00         89.54         251.14         189.56        281.33        340.80
NASDAQ Market Index                    100.00        136.79          56.05          45.09         69.11         73.27

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

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of November 19, 2004. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock as indicated in their respective Schedule 13D filings as filed with the Securities and

Exchange Commission as of November 19, 2004, (ii) each of our directors, each nominee for director, and each of our executive officers individually, and (iii) all of our directors and executive officers, as a group. The percentages are calculated based on 9,740,472 shares of common stock outstanding on November 19, 2004.

                                                                                 Shares
                                                                              Beneficially
                                  Name                                         Owned (1)            Percentage
------------------------------------------------------------------------- -----------------         -------------
Blue Cross and Blue Shield of South Carolina (2)...............................6,726,019                  69.05
Harold H. Adams, Jr................................................................2,500                     *
Ashby M. Jordan, M. D................................................................. 0                      0
John M. Little, Jr., M.D...............................................................0                      0
Charles M. Potok.......................................................................0                      0
Timothy L. Vaughn, CPA.................................................................0                      0
Joseph A. Boyle, CPA...................................................................0                      0
Jean E. Duke, CPA......................................................................0                      0
D. Michael Stout, M.D. (3).......................................................414,185                    4.25
Jerry F. Wells, Jr. (4)..........................................................134,825                    1.38
All current directors and executive officers
    As a group (9 persons).......................................................551,510                    5.66

* Amount represents less than 1.0 percent.

(1) Beneficial ownership reflected in the table is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise specified, each of the stockholders named in the table has indicated to us that such stockholder has sole voting and investment power with respect to all shares of common stock beneficially owned by that stockholder.
(2) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by Companion HealthCare Corporation (6,107,838 shares) and Companion Property and Casualty (618,181 shares), each of which is a wholly owned subsidiary of Blue Cross and Blue Shield of South Carolina.
     (3)......Includes 109,825 shares issuable pursuant to currently exercisable stock options.
     (4)......All  shares are issuable  pursuant to currently  exercisable stock options.


Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of September 30, 2004.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans [excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)]
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity     compensation     plans
approved by security holders                 341,650                      2.87                       438,250

Equity   compensation  plans  not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                   341,650                      2.87                       438,250
                                      =======================    =======================     =========================

Item 13.   Certain Relationships and Related Transactions

Administrative Services Agreements

UCI-SC has entered into an Administrative Services Agreement with the P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients and provides all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries and operating costs of the centers and of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for selecting, hiring, and firing the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors. UCI-SC does not loan or otherwise advance funds to the P.A. for any purpose.

During UCI's fiscal years ended September 30, 2004 and 2003, the P.A. received an aggregate of approximately $47,474,000 and $43,518,000, respectively, in fees prior to deduction by the P.A. of their payroll and other related deductible costs covered under the Administrative Services Agreement and its predecessor agreement. For accounting purposes, we combine the operations of the P.A. with the operations of UCI, as reflected in our consolidated financial statements.

D. Michael Stout, M.D. is the sole shareholder and sole director of the P.A., and since November 1, 2002, has served as the President and Chief Executive Officer of UCI, UCI-SC, and the P.A. Prior to November 1, 2002, Dr. Stout was the Executive Vice President of Medical Affairs for UCI and UCI-SC, and was the President of the P.A.

Medical Center Leases

A partnership in which M. F. McFarland III, M.D., our former Chief Executive Officer and Chairman of the Board, is a general partner leases to UCI-SC the Doctors Care Northeast facility. We renewed the lease in October 1997 for a fifteen-year term. We believe the terms of this lease to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2004 and 2003 were $96,000 each year, plus utilities and real estate taxes.

Other Transactions with Related Parties

On May 13, 2003, Companion Healthcare Corporation ("CHC"), a wholly owned subsidiary of Blue Cross and Blue Shield of South Carolina ("BCBS"), purchased 2,020,387 shares of our common stock from MainStreet Healthcare Corporation and other shareholders for 40 cents ($0.40) per share for a total purchase price of $808,155. On April 30, 2004, CHC purchased an additional 2,081,009 shares of our common stock from MainStreet Healthcare Corporation and other shareholders for 50 cents ($0.50) per share for a total purchase price of $1,040,505. UCI was not a party to these transactions and received none of the proceeds from these transactions between several of our shareholders.

At September 30, 2004, CHC owned 6,107,838 shares of common stock and Companion Property and Casualty Insurance Company ("CP&C"), another wholly owned subsidiary of BCBS, owned 618,181 shares of our common stock, which combine to approximately 69.05 percent of our outstanding common stock.

The following is a historical summary of purchases of our common stock by BCBS subsidiaries directly from us.



                            Blue Cross and Blue Shield of South                        Price            Total
              Date                        Carolina                     Number           per           Purchase
            Purchased                    Subsidiary                   of Shares        Share            Price
       -------------------  -------------------------------------   --------------  ------------  ------------------

            12/10/93        Companion HealthCare Corporation            333,333        $1.50          $ 500,000

            06/08/94        Companion HealthCare Corporation            333,333        3.00              999,999

            01/16/95        Companion HealthCare Corporation            470,588        2.13            1,002,352

            05/24/95        Companion HealthCare Corporation            117,647        2.13              250,588

            11/03/95        Companion HealthCare Corporation            218,180        2.75              599,995

            12/15/95        Companion HealthCare Corporation            218,180        2.75              599,995

            03/01/96        Companion HealthCare Corporation            315,181        2.75              866,748
                            Companion Property and Casualty
            06/04/96                                                    218,181        2.75              599,998

            06/23/97        Companion Property and Casualty             400,000        1.50              600,000

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

During the fiscal year ended September 30, 1998, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $1,253,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2004 is $274,000, which includes lease addenda. We believe the terms of the lease purchase agreement to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

During the fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through DC-SC, acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C. Additionally, during the fiscal year ended September 30, 1995, UCI-SC executed a $400,000 note payable to CP&C payable in monthly installments of $4,148 from April 1, 1995 to January 28, 2009. We believe the terms of the agreement with CP&C to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

UCI-SC, through DC-SC, provides services to members of a health maintenance organization operated by CHC who have selected DC-SC as their primary care provider. We believe the terms of the agreement with CHC to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

Item 14.  Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee's charter, as revised as of June 30, 2004, specifies that the purpose of the Committee is to oversee and monitor:

         (1) the integrity of the company's accounting and financial reporting process, including the financial reports and other financial information provided by the company to the public,
         (2) the independence and qualifications of the company's external auditor, (3) the performance of the company's internal audit process and its external auditor, (4) the company's system of internal accounting and financial controls, (5) the company's system of public and private disclosure controls, and the company's compliance with laws, regulations, and the company's Code of Ethics and any other code of ethics applicable to the company.

The full text of the Charter was filed as Appendix A to our Proxy Statement which was filed with the SEC on August 2, 2004. In carrying out its responsibilities, the Audit Committee, among other things

         (1) monitors preparation of quarterly and annual financial reports by our management;
         (2) supervises the relationship between us and our independent auditors, including: having direct responsibility for our auditor's appointment, compensation, and retention; reviewing the scope of our auditor's audit services; approving significant non-audit services; and confirming the independence of our auditors; and
         (3) oversees management's implementation and maintenance of effective systems of internal and disclosure controls.

The Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Committee's meetings include, whenever appropriate, executive sessions with our independent auditors.

As part of its oversight of our financial statements, the Committee reviewed and discussed with both management and our independent auditors the audited consolidated financial statements for the year ended September 30, 2004. Management advised the Committee that these financial statements had been prepared in accordance with generally accepted accounting principles. The discussions with Scott McElveen, L.L.P. also included the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as amended by Statement on Auditing Standards No. 90, including the quality of our accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in our financial statements. The Committee also discussed with Scott McElveen, L.L.P. matters relating to Scott McElveen L.L.P.'s independence, including a review of audit and non-audit fees and the written disclosures and letter from Scott McElveen, L.L.P. to the Committee as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based on the above described discussions and reviews, the Audit Committee recommended to the Board that the Board approve the inclusion of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2004 for filing with the Securities and Exchange Commission.

         Submitted by the Audit Committee of Board of Directors.

         Joseph A. Boyle, CPA
         Jean E. Duke, CPA
         Harold H. Adams, Jr.

Audit Fees

The following table presents for the fiscal years ending September 30, 2004 and 2003 under the heading: (1) "Audit Fees," the aggregate fees billed for professional services rendered by Scott McElveen, L.L.P. for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and for services that are normally provided by Scott McElveen, L.L.P. in connection with our statutory and regulatory filings or engagements; (2) "Audit-Related Fees," the aggregate fees billed for assurance and related services by Scott McElveen, L.L.P. that are reasonably related to the performance of the audit or review of our financial statements; (3) "Tax Fees," the aggregate fees billed for professional services rendered by Scott McElveen, L.L.P. for tax compliance, tax advice, and tax planning; and (4) "All Other Fees," the aggregate fees billed for all other products and services provided by Scott McElveen, L.L.P.

                                          FY 2004        FY 2003
                                         -----------    -----------
                                         -----------    -----------
             Audit Fees1                    $66,125        $64,000
             Audit Related Fees2              7,350          7,200
             Tax Fees                        16,500         16,500

1 Includes primarily fees relating to the audit of the Company's annual financial statements and for reviews of the financial statements included in the Company's reports on Form 10-Q.
     2 Includes fees for services related to the audit of the Company's 401(k) Plan and Form 5500 preparation.
3  Includes fees related to tax compliance, tax advice, and tax planning.

The Audit Committee pre-approved all audit related services, tax services, and other services and concluded that provision of these services was compatible with maintaining Scott McElveen, L.L.P.'s independence in conducting its audit services.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Consolidated Financial Statements
          The consolidated financial statements listed on the Index to Financial Statements on page 37 are filed as part of this report on Form 10-K.

(a)(2) Financial Statement Schedules Required by Item 8

(a)(3)     Exhibits
           A listing of the exhibits to the Form 10-K is set forth on the
           Exhibit Index that immediately precedes such exhibits in this Form 10-K.

(b)      Reports on Form 8-K None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page(s)



Independent Auditors' Report.................................................................................38

Consolidated Balance Sheets at September 30, 2004 and 2003...................................................39

Consolidated Statements of Operations for each of the three years ended September 30, 2004............................................................................40

Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years ended September 30, 2004................................................41

Consolidated Statements of Cash Flows for each of the three years ended September 30, 2004............................................................................42

Notes to Consolidated Financial Statements................................................................43-56


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

                          Independent Auditors' Report
                                                               --------





To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/S/ SCOTT MCELVEEN, L.L.P.


Columbia, South Carolina
November 19, 2004
..

              SIGNED ORIGINAL ON SCOTT MCELVEEN, L.L.P. LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                    September 30,
                                                                         -------------------------------------
                                                                               2004                2003
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                             $                    $
                                                                         533,533              683,135
   Accounts receivable, less allowance for doubtful accounts
     of $2,368,464 and $1,924,820                                              7,382,619            6,874,423
   Inventory                                                                     618,446              646,320
   Deferred taxes                                                                500,000                    0
   Prepaid expenses and other current assets                                     266,788              227,666
                                                                         -----------------    ----------------
Total current assets                                                           9,301,386            8,431,544

Property and equipment, less accumulated depreciation of
   $10,307,556 and $9,294,442                                                  4,845,296            4,027,767
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814 and $2,451,814                      3,391,942            3,391,942
Other assets                                                                      10,322                7,822
                                                                         -----------------    ----------------
Total Assets                                                             $                    $
                                                                         17,548,946           15,859,075
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                     $                    $
                                                                                 972,108              946,358
   Accounts payable                                                            1,669,565              998,052
   Accrued salaries and payroll taxes                                          1,926,095            1,610,651
   Current portion of pre-petition payroll taxes                                 595,744              720,477
   Other accrued liabilities                                                     909,909            1,230,853
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current liabilities                                                      6,073,421            5,506,391
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------

Long-term liabilities
   Accounts payable                                                            1,193,935            1,917,779
   Long-term portion of pre-petition payroll taxes                             1,970,102            3,488,815
   Long-term debt, net of current portion                                      2,531,789            2,380,328
                                                                         -----------------    ----------------
Total long-term liabilities                                                    5,695,826            7,786,922
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             11,769,247           13,293,313
                                                                         -----------------    ----------------

Commitments and contingencies (Note 17)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000
    Issued and outstanding- 9,740,472 and 9,650,472 shares                       487,024              482,524
   Paid-in capital                                                            21,719,130           21,723,630
   Accumulated deficit                                                       (16,426,455)         (19,640,392)
                                                                         -----------------    ----------------
Total Stockholders' Equity                                                     5,779,699            2,565,762
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                               $     17,548,946     $
                                                                                              15,859,075
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Operations



                                                                          For the Three Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2004                    2003                  2002
                                                               ------------------      -----------------     ------------------

Revenues                                                       $   47,473,880          $   43,518,068        $    38,526,603
Operating costs                                                     36,732,966              33,264,015            31,069,225
                                                               ------------------      -----------------     ------------------
Operating margin                                                    10,740,914              10,254,053             7,457,378

General and administrative expenses                                  6,250,282               5,990,293             5,295,364
Depreciation and amortization                                        1,013,114               1,144,631             1,021,563
Gain on extinguishment of debt                                              --                      --            (2,704,920)
Reorganization charges                                                      --                      --               214,968
                                                               ------------------      -----------------     ------------------
Income from operations                                               3,477,518               3,119,129             3,630,403
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expenses:  Interest expense and other charges                   (692,581)               (743,763)           (2,236,408)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Income before benefit for income taxes                            2,784,937               2,375,366            1,393,995
Income tax benefit                                                 429,000                    --                    --
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------
Net Income                                                     $     3,213,937         $     2,375,366       $     1,393,995
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Earnings per common share:
   Basic earnings per common share                                   $.33                    $.25                  $.14
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================
   Diluted earnings per common share                                 $.33                    $.25                  $.14
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,717,849               9,650,472             9,650,515
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding                    9,717,849              9,650,472             9,650,515
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Years Ended September 30, 2004



                                            Common Stock
                                   -------------------------------
                                                                                                  Accumulated
                                      Shares          Par Value         Paid-In Capital            Deficit                Total
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     ------------
Balance, September 30, 2001          9,650,515        $482,524           $21,723,630            $(23,409,753)          $(1,203,599)
  Net income                                --                --                --                 1,393,995             1,393,995
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2002          9,650,515        $482,524           $21,723,630            $(22,015,758)         $    190,396
   Net income                               --                --                --                 2,375,366             2,375,366
   Other                                   (43)               --                --                     --                      --
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2003          9,650,472        $482,524           $21,723,630            $(19,640,392)           $2,565,762
   Net income                               --                --                --                 3,213,937             3,213,937
   Other                                90,000           4,500                (4,500)                  --                      --
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2004          9,740,472        $487,024           $21,719,130            $(16,426,455)           $5,779,699
                                   ==============    =============     ==================     ===================     =============

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows


                                                                          For the Three Years Ended September 30,
                                                                 -----------------------------------------------------------
                                                                       2004                  2003                2002
                                                                 ------------------    -----------------    ----------------
Operating activities:
Net income                                                             $ 3,213,937          $ 2,375,366          $1,393,995
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Gain on extinguishment of debt                                        --                    --              (2,704,920)
      Provision for losses on accounts receivable                        2,358,571            1,888,594           1,845,094
      Depreciation and amortization                                      1,013,114            1,144,631           1,021,563
      Bankruptcy penalties and interest                                   --                    --
                                                                                                              2,256,672
      Change in valuation allowance                                                             --                   --
                                                                         (500,000)
Changes in operating assets and liabilities:
      Increase in accounts receivable                                  (2,866,767)          (2,413,388)         (1,898,137)
      (Increase) decrease in inventory                                      27,874            (252,525)            (33,235)
      Decrease in prepaid expenses and other current assets               (39,122)               69,512             536,554
      Increase (decrease) in accounts payable and accrued
        expenses                                                           541,280              780,264            (40,241)
                                                                 ------------------    -----------------    ----------------

Cash provided by (used in) operating activities                          3,748,887            3,592,454           2,377,345
                                                                 ------------------    -----------------    ----------------

Investing activities:
Purchases of property and equipment                                    (1,830,643)          (1,407,853)           (809,094)
(Increase) decrease in other assets                                        (2,500)               42,661            (26,532)
                                                                 ------------------    -----------------    ----------------

Cash used in investing activities                                      (1,833,143)          (1,365,192)           (835,626)
                                                                 ------------------    -----------------    ----------------

Financing activities:
Borrowings on term-note agreement                                                               --                   --
                                                                   2,750,000
Repayment on long term debt
                                                                       (2,572,789)            (751,792)           (638,756)
Repayment on other obligations                                         (2,242,557)          (1,061,633)              --
(Decrease) increase in book overdraft                                     --                    --                (733,094)
                                                                 ------------------    -----------------    ----------------
                                                                 ------------------    -----------------    ----------------

Cash provided by (used in) financing activities                        (2,065,346)          (1,813,425)         (1,371,850)
                                                                 ------------------    -----------------    ----------------

Increase (decrease) in cash and cash equivalents                         (149,602)              413,837             169,869
Cash and cash equivalents at beginning of year                             683,135              269,298              99,429
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------    ----------------

Cash and cash equivalents at end of year                                $  533,533            $ 683,135          $  269,298
                                                                 ==================    =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., and Doctors Care of Tennessee, P.C. (the two together as the "P.A." and together with UCI and UCI-SC, the "Company"). To reduce administrative expenses and streamline operations, on June 30, 2004, the company eliminated two of its operating entities by merging them into other existing operating entities. Specifically, on June 30, 2004, UCI Medical Affiliates of Georgia, Inc. merged into UCI Medical Affiliates of South Carolina, Inc., and Doctors Care of Georgia, P.C. merged into Doctors Care, P.A. Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated P.A. as a result of Emerging Issues Task Force (EITF 97.2), "Application of FASB Statement 94 ad APB Opinion No. 16 to physician practice management entities and certain other entities with contractual management arrangement." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Services Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Services Agreement, the Company has a long-term financial interest in the affiliated practices of the P.A. and the Company has exclusive authority over decision making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreement has an initial term of forty years. According to Financial Accounting Standards Board ("FASB") Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and FIN No. 46 (Consolidation of Variable Interest Entities), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

Accounts Receivable

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout South Carolina. Concentration of credit risk related to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the state.

Allowance for Doubtful Accounts

An allowance for possible credit losses is recorded and reduces the carrying value of accounts receivable to its net realizable value. The amount of the reserve is based upon management's estimate of currently uncollectible accounts, historical trends, current economic trends and other factors. Provisions to increase the allowance are charged to operations. The Company will charge accounts off generally after all reasonable collections efforts have been made.

Certain reclassifications have been made to the prior fiscal years financial statements to conform to the fiscal year 2004 presentation.

The Company operates as one segment.

Stock Based Compensation

The Company has adopted FASB Statement No. 148 and the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive. See Note 12 for further discussion.

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

Extinguishments of Debt

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145 ("SFAS No. 145"), which, among other things, rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"). Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion No. 30"). Any gain or loss on extinguishments of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002 but may elect to early adopt.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Segment Information

UCI adopted FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") in fiscal year 1999. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, UCI has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

UCI provides nonmedical management and administrative services for a network of 43 freestanding medical centers, 42 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (29 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Task Force reached a conclusion that Contingently Convertible Instruments ("Co-Cos") should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2004, EITF Issue No. 04-08 had no effect on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than the first quarter of fiscal 2004. As of the beginning of 2004, the Company adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company's consolidated financial statements because the VIE had previously been consolidated as a result of other accounting pronouncements.

NOTE 3.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost (first in, first out) or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4.  INTANGIBLES

Effective October 1, 2001, the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Prior to the adoption of SFAS No. 142, costs in excess of net tangible assets acquired were stated net of accumulated amortization and amortized on a straight-line basis over periods not exceeding 15 years. Under SFAS No.142, goodwill and intangible assets with indefinite useful lives are no longer amortized but rather reviewed for impairment annually, or more frequently if certain indicators arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, and loss of key personnel or allocation of goodwill to a portion of business that is to be sold. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment annually, or more frequently if certain indicators arise, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). In performing the annual impairment test, the Company compares the fair value of the Company, as determined by the current market value of the common stock, to the carrying value of the total assets, including goodwill and intangible assets. The Company completed the transitional impairment analysis and determined that no impairment existed at the time of the adoption of SFAS No. 142. Any subsequent impairment losses will be reflected in operating income in the income statement in the period in which the impairment is determined. The Company completed its annual impairment test on September 30, 2004, and determined that no impairment existed. Accordingly, no impairment charges were recorded.

NOTE 5.  EARNINGS PER SHARE

Net income per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options. All warrants and options to purchase shares of common stock were excluded from the calculation at September 30, 2004, 2003, and 2002, respectively, because of their antidilutive effect.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost.

Depreciation is provided principally by the straight-line method over the estimated useful lives of the assets, ranging from one to forty years.

Maintenance, repairs and minor renewals are charged to expense. Major renewals or betterments, which prolong the life of the assets, are capitalized.

Upon disposal of depreciable property, the asset accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in the consolidated statements of operations.

Property and equipment consists of the following at September 30:


                                                    September 30, 2004                  September 30, 2003
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                               ------------- --------------- ----------------   --------------- ---------------
------------------------------ ------------- --------------- ----------------   --------------- ---------------
                                   5-40           $ 412,750        $ 127,561         $ 412,750      $  114,879
Building
                                   N/A               66,000              --             66,000              --
Land
                                   5-15           3,227,974        1,831,172         2,325,857       1,447,737
Leasehold Improvements
                                   1-10           2,150,779        1,480,513         1,769,570       1,582,225
Furniture & Fixtures
                                   1-5            1,402,274        1,304,436         1,402,274       1,304,356
EDP - Companion
                                   1-10           1,620,673        1,123,043         1,446,591         981,411
EDP - Other
                                   5-10           4,762,020        3,301,417         4,457,594       2,821,954
Medical Equipment
                                   1-10           1,442,802        1,090,025         1,373,993         998,987
Other Equipment
Autos                              3-10              67,580           49,389            67,580          42,893

                                             --------------- ----------------   --------------- ---------------
                                                $15,152,852      $10,307,556       $13,322,209      $9,294,442
Totals
                                             =============== ================   =============== ===============

At September 30, 2004 and 2003, capitalized leased equipment included above amounted to approximately $119,000 and $119,000, net of accumulated amortization of $62,000 and $51,000, respectively.

Depreciation expense equaled $1,013,114, $1,144,631, and $1,021,563 for the years ended September 30, 2004, 2003, and 2002, respectively.

NOTE 8.  ADVERTISING COSTS

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $681,000, $470,000, and $230,000, respectively, for each of the three fiscal years ended September 30, 2004.

NOTE 9.  INCOME TAXES

The components of the (benefit) for income taxes for each of the three years ended September 30 are as follows:

                                                               2004              2003               2002

                                                           -------------     --------------      -----------
                                                                                                 -----------

Current:
                                                               $ 71,000              $  --           $   --
   Federal
                                                                     --                 --               --
   State
                                                           -------------     --------------
                                                           -------------     --------------      -----------
                                                                 71,000                 --               --
                                                           -------------     --------------      -----------

Deferred:
                                                            $ (500,000)              $  --           $   --
   Federal
                                                                     --                 --               --
   State
                                                           -------------     --------------      -----------
                                                           -------------     --------------      -----------
                                                              (500,000)                 --               --
                                                           -------------     --------------      -----------
                                                           -------------     --------------      -----------
                                                             $(429,000)              $  --           $   --
Total income tax (benefit)
                                                           =============     ============== ==== ===========

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2004, 2003, and 2002, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                2004               2003               2002

                                            -------------       ------------       ------------
                                                                ------------       ------------
                                            $                   $                  $   614,587
Accounts receivable                         905,937             712,183
                                                      --              23,377             17,808
Other
                                               4,160,049           5,156,716          6,223,974
Operating loss carry forwards
                                                (226,118)           (262,737)          (370,791)
Fixed assets
Accruals                                         155,098             186,511            131,157
                                                                ------------       ------------
                                            -------------       ------------       ------------
                                            $ 4,994,966         $5,816,050         $ 6,616,735

                                            =============       ============       ============
                                                                ============       ============
                                            $ 4,494,966         $5,816,050         $ 6,616,735
Valuation allowance
                                            =============       ============       ============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended September 30:

                                               2004                2003                2002

                                           -------------        ------------       -------------
                                           $                    $   814,764        $    473,958
Tax at federal statutory rate              974,728

Effect on rate of:
                                                (62,808)             (60,919)           (60,919)
   Amortization of goodwill
                                                  7,350                9,755             30,041
   Non deductible expenses
                                                (27,186)              37,085              5,195
   State income taxes & other
                                             (1,321,084)            (800,685)          (448,275)
   Change in valuation allowance
                                           -------------        ------------       -------------
                                           $                    $        --        $         --
                                           (429,000)
                                           =============        ============       =============

At September 30, 2004, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,
2019                 $4,403,682
2020                  5,206,279
2021                  1,112,283
2022                     18,660
2023                     63,181
2024                     71,858
                ----------------
                ----------------
                    $10,875,943

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

During the year ended September 30, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded a $500,000 adjustment to reduce the valuation allowance based upon our current financial position and results from operations, and our forecast of the next twelve months.

NOTE 10.  LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                                                   2004
                                                                                                        2003
                                                                             -----------------    -----------------
Term note in the amount of $2,407,501 dated August 28, 2002, payable in monthly installments of $48,000 including interest at a rate of prime plus
2% (prime rate is 4.75% as of  September  30,  2004),  maturing  July 2007,  $         --               $1,928,105
collateralized  by substantially  all assets of the Company.  The term note was satisfied on February 9, 2004.


Note  payable in the amount of  $1,600,000  with  monthly  installments  of           593,409              701,142
$13,328 including interest at 8% through January 1, 2009  collateralized by
accounts   receivable  from  patients  and  leasehold   interests  and  the
guarantee of the P.A.

Note payable to a financial institution in the amount of $500,000, dated April
17, 2000, payable in monthly installments of $8,507 including
interest  at a rate of prime plus 1% (prime  rate is 4.75% as of  September                --               63,056
30, 2004)  maturing on May 2, 2004,  collateralized  by common stock of the
Company  owned by the  former  President  of the  Company as well as a life insurance policy on the President of the Company.


Note payable to a financial  institution  in the amount of $280,000,  dated
May 11, 2002, with monthly  installments  (including interest at a variable           170,982              189,246
rate of prime plus 1.5%) (prime rate is 4.75% as of September  30, 2004) of
$2,377 from May 2002 to April 2005,  with a final  payment of all remaining principal  and  accrued  interest  due in April 2005,  collateralized  by a mortgage on one of the Company's  medical  facilities with a net book value of approximately $405,000.


Term note in the amount of $2,750,000  dated  February 9, 2004,  payable in         2,465,418                   --
monthly installments of $51,982 including interest at a rate of prime plus 1%
(prime rate is 4.75% as of September 30, 2004), maturing February 9, 2009, collateralized by accounts receivable from patients.
                                                                             -----------------    -----------------
                                                                             -----------------    -----------------
                                                                                    3,229,809            2,881,549
     Subtotal



Capitalized  lease  obligation  with  monthly  payments of $16,195  through           274,088              445,137
March 16, 2006
                                                                             -----------------    -----------------
                                                                                                  -----------------
                                                                                    3,503,897            3,326,686

                                                                                    (972,108)            (946,358)
Less, current portion
                                                                             -----------------    -----------------
                                                                                                  -----------------
                                                                                   $2,531,789           $2,380,328
Total Long-Term Debt
                                                                             =================    =================

Aggregate maturities of notes payable and capital leases are as follows:


                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                           $ 793,234          $  178,874            $ 972,108
     2005
                                             661,787              95,214              757,001
     2006
                                             703,886                  --              703,886
     2007
                                             748,722                  --              748,722
     2008
                                             322,180                  --              322,180
     2009
                                                  --                  --                   --
Thereafter
                                     ----------------    ----------------     ----------------
                                          $3,229,809          $  274,088           $3,503,897

                                     ================    ================     ================

During fiscal year 2004, the Company borrowed $2,750,000 under a term note agreement. The agreement contains certain restrictive financial covenants including restricting the purchase of capital assets in excess of $1,200,000 during any fiscal year; and requiring tangible net worth of $1,000,000 as of fiscal year end 2004 and $3,000,000 for year 2005, and increasing by at least the net profits after taxes less approved dividends over the prior fiscal year end result each fiscal year thereafter. The Company was in violation of one of its debt covenants. The covenant requires that annual aggregate capital expenditures not exceed $1,200,000. The Company has received a letter from the lender that has waived the violation through September 30, 2004.

NOTE 11.  EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions were approximately $439,000, $277,000, and $233,000 in fiscal years 2004, 2003, and
2002, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching three times the employee's contribution percentage. The Company's matching contributions were approximately $130,000, $118,000, and $161,000 in fiscal years 2004, 2003, and
2002, respectively.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2004, there were no stock options outstanding under the 1984 Plan.

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

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2004, stock options for 5,000 shares were outstanding under the 1996 non-employee plan, all of which were exercisable. During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to three non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2004, stock options for 10,000 shares were outstanding under the 1997 non-employee plan, all of which were exercisable.

NOTE 12.  STOCKHOLDERS' EQUITY

In February 1999, the shareholders approved an increase in the number of authorized shares to 50,000,000. The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.



                                                                      1996               1997
                                    1984             1994          Non-Employee      Non-Employee
       Stock Options                Plan             Plan             Plan               Plan
-----------------------------                     ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/01              11,100         565,325           10,000            15,000
                                  ----------      ------------     ------------      -------------

  Exercisable at 09/30/01            11,100         565,325           10,000            15,000

  Forfeited FY 01/02                 (1,800)       (224,675)              --                --
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/02               9,300         340,650           10,000            15,000
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

  Exercisable at 09/30/02             9,300         340,650           10,000            15,000

  Forfeited FY 02/03                 (9,300)        (14,000)          (5,000)           (5,000)
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------
Outstanding at 09/30/03                       --    326,650            5,000            10,000
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

  Exercisable at 09/30/03                --         326,650            5,000            10,000

  Forfeited FY                           --                --               --                 --
                                  ----------      ------------     ------------      -------------
                                  ----------      ------------     ------------      -------------

Outstanding at 09/30/04                  --         326,650            5,000            10,000
                                  ----------      ------------     ------------      -------------


The Company has not granted options under any plans during fiscal years 2004, 2003, and 2002 and there have been no shares exercised during 2004, 2003, or 2002.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------

             Outstanding at 09/30/01              .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/01              .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                    Granted FY 01/02               --               --                    --                    --
                  Exercised FY 01/02               --               --                    --                    --
                  Forfeited FY 01/02              .25             2.63                    --                    --
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/02              .25             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/02              .25             2.63                  3.50                  2.50
                    Granted FY 02/03               --               --                    --                    --
                  Exercised FY 02/03               --               --                    --                    --
                  Forfeited FY 02/03               --             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                    Granted FY 03/04               --               --                    --                    --
                  Exercised FY 03/04               --               --                    --                    --
                  Forfeited FY 03/04              N/A               --                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/04              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------

The following table summarizes options outstanding and exercisable by price range as of September 30, 2004:

-------------------- --- --------------------------------------------------- -- ------------------------------

                                        Options Outstanding                          Options Exercisable



-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                     --                  --                 --              --                --
$0.00 to $  .99
                                149,650                2.74            1.94           149,650            1.94
$1.00 to $1.99
                                124,000                2.64            2.67           124,000            2.67
$2.00 to $2.99
                                 58,000                1.64            3.31            58,000            3.31
$3.00 to $3.99
                                 10,000                1.35            4.00            10,000            4.00
$4.00 to $4.99
                         ---------------                                        --------------
                                341,650                                               341,650

                         ===============                                        ==============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. All of the stock options had fully vested prior to October 1, 2000, and therefore, there was no compensatory effect for the three years ended September 30, 2004. The Company has historically calculated the fair value of stock options using the Black-Scholes option-pricing model.
-------------------------------------------

-------------------------------------------

During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued during the three fiscal years ended September 30, 2004, 2003, and 2002. On March 1, 2004, the company issued 90,000 shares of common stock to Allen & Company, Incorporated upon the exercise of its warrants issued in March of 1999.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2004, 2003 and 2002:

                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                     --------------
Outstanding at 09/30/01                    160,000
                                     --------------
                                     --------------

Activity during FY 01/02:
    Exercised                                   --
    Expired                               (10,000)             2.5625         10/06/00           08/08/02
                                     --------------
                                     --------------
Outstanding at 09/30/02                    150,000

Activity during FY 02/03:
    Exercised                                    --
    Expired                                      --
                                     --------------
                                     --------------
Outstanding at 09/30/03                    150,000               1.00         03/03/99           03/03/04
                                     --------------
                                     --------------

Activity during FY 03/04:
    Exercised                            (150,000)
    Expired                                     --               1.00         03/03/99           03/03/04
                                     --------------
                                     --------------
Outstanding at 09/30/04                        N/A
                                     ==============

NOTE 13.  LEASE COMMITMENTS

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2004, are as follows:


                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                   2005
                                                                            $ 2,878,829
                                   2006                                       2,878,829
                                   2007                                       2,857,885
                                   2008                                       2,753,563
                                   2009                                       2,472,785
                                                                             16,571,445
                                    Thereafter
                                                                        ----------------
                                                                           $ 30,413,336
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal years 2004, 2003 and 2002 was approximately $2,600,000, $2,600,000, and $2,600,000, respectively.

NOTE 14.  RELATED PARTY TRANSACTIONS

Relationship between UCI-SC and the P.A.

     Pursuant to agreements between UCI-SC and the P.A., UCI-SC provides non-medical management services and personnel, facilities, equipment and other assets to the medical centers. UCI-SC guarantees the compensation of the physicians employed by the P.A. The agreements also allow UCI-SC to negotiate contracts with HMOs and other organizations for the provision of medical services by the P.A. physicians. Under the terms of the agreement, the P.A. assigns all revenue generated from providing medical services to UCI-SC after paying physician salaries and the cost of narcotic drugs held by the P.A. The P.A. is owned by D. Michael Stout, M.D., who is also the Chief Executive Officer for UCI and UCI-SC.

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of Companion HealthCare Corporation ("CHC"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2004, CHC owned 6,107,838 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 69% of the Company's outstanding common stock.

Facility Leases

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2004, 2003 and 2002, were approximately $96,000, $96,000, and $96,000, respectively.

One medical facility operated by UCI-SC is leased from a physician employee of the P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2004, 2003, and 2002, were approximately $61,000, $50,000, and $49,000, respectively.

Other Transactions with Related Parties

At September 30, 2004, BCBS and its subsidiaries control 6,726,019 shares, or approximately 69% of the Company's outstanding common stock. The shares acquired by CHC and CP&C from the Company were purchased pursuant to stock purchase agreements and were not registered. CHC and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2004 is $274,000.

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

During fiscal years 2004, 2003, and 2002, the Company paid BCBS and its subsidiaries approximately $32,000, $47,000, and $314,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 38%, 38%, and 29%, of the Company's total revenues for fiscal years 2004, 2003, and 2002, respectively.

NOTE 15.  CONCENTRATION OF CREDIT RISK

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

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $60,000 and $1,042,726, respectively. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit claims of approximately $923,000, $618,000, and $938,000, respectively, for each of the three fiscal years ended September 30, 2004, are included in these financial statements. The Company has accrued estimated incurred but not reported health claims of approximately $200,000 and $480,000 as of September 30, 2004 and September 30, 2003, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2004, and management intends to vigorously defend the Company in such matters.

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

NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $692,000, $744,000, and $609,000, in the years ended September 30, 2004, 2003, and 2002, respectively. The Company paid approximately $70,000, zero, and zero of income tax payments in the year ended September 30, 2004, 2003 and 2002, respectively.

Supplemental Non-Cash Financing Activities

No capital lease obligations were incurred in fiscal years 2004, 2003, and 2002.

NOTE 18.  REALIGNMENT AND IMPAIRMENT CHARGES

At September 30, 2001, three centers were deemed to have impaired goodwill. One center in the Columbia region and one center in the Greenville-Spartanburg region had decreased profitability during fiscal year 2001 due to changes in the assigned physicians. Additionally, as of September 30, 2001, a decision had been made to combine the two Knoxville locations into one and, therefore, the goodwill associated with the closed location was deemed to be impaired and, therefore, was written off. The combined impairment charge for all three locations was approximately $750,000.

NOTE 19.  SUBSEQUENT EVENTS

On November 1, 2004, Doctors Care opened a new location in Georgetown, South Carolina.

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

Signature                                         Title                                  Date
---------                                         -----                                  ----
/s/ D. Michael Stout, M.D.                        President and                          November 30, 2004
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

/s/ D. Michael Stout, M.D.                        President and                          November 30, 2004
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer

/s/ Jerry F. Wells, Jr., CPA                      Executive Vice President and           November 30, 2004
-----------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

/s/ Harold H. Adams, Jr., CPCU                    Director                               November 30, 2004
------------------------------
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok                              Director                               November 30, 2004
--------------------
Charles M. Potok

/s/ Ashby Jordan, M.D.                            Director                               November 30, 2004
----------------------
Ashby Jordan, M.D.

/s/ John M. Little, Jr., M.D., MBA                Director                               November 30, 2004
----------------------------------
John M. Little, Jr., M.D., MBA

/s/ Timothy L. Vaughn, CPA                        Director                               November 30, 2004
--------------------------
Timothy L. Vaughn, CPA

/s/ Joseph A. Boyle, CPA                          Director                               November 30, 2004
------------------------
Joseph A. Boyle, CPA

/s/ Jean E. Duke, CPA                             Director                               November 30, 2004
---------------------
Jean E. Duke, CPA

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX



         Exhibit Number                     Description
     2.1 Order of Confirmation of UCI Medical Affiliates, Inc. ("UCI") Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)
     2.2 Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002) 2.3 Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002) 2.4 Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002) 2.5 Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002) 2.6 Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16, 2002) 2.7 Plan of Reorganization for UCI (Incorporated by reference to Exhibit 2.7 on the Form 8-K filed August 16, 2002) 2.8 Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16, 2002) 2.9 Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002) 2.10 Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002) 2.11 Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16, 2002) 2.12 Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002) 2.13 Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16,
2002) 2.14 Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002) 2.15 Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16, 2002) 3.1 Amended and Restated Certificate of Incorporation of UCI filed with the Delaware Secretary of State as of July 27, 1994 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 3.2 Amended and Restated Bylaws of UCI dated as of November 23, 1993 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 3.3 Amendment to Amended and Restated Bylaws of UCI dated as of August 21, 1996 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)

     3.4 Amendment to Amended and Restated Bylaws of UCI dated as of August 15, 2002 (Incorporated by reference to Exhibit 3.4 on the Form 8-K filed as of October 28, 2002) 3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State as of February 24, 1999 (Exhibit 3.5 on the Form 10-K filed for fiscal year 2002) 4.1 The rights of security holders of the registrant are set forth in the registrant's Certificate of Incorporation and Bylaws, as amended, included as Exhibits 3. 1 through 3. 5 10.5 Lease and License Agreement dated March 30, 1994 between Doctors Care, P.A. and Blue Cross Blue Shield of South Carolina (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.6 Note Payable dated February 28, 1995 between UCI-SC as payor, and Companion Property and Casualty Insurance Company, as payee (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.7 Revolving Line of Credit dated November 11, 1996 between Carolina First Bank and UCI (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.8** Stock Option Agreement dated March 20,1996 between UCI and Harold H. Adams, Jr. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.9** Stock Option Agreement dated March 20, 1996 between UCI and Russell J. Froneberger (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.11** Stock Option Agreement dated March 27, 1997, between UCI and Thomas G. Faulds (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.12** Stock Option Agreement dated March 27, 1997 between UCI and Ashby Jordan, M.D. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.13** Stock Option Agreement dated March 27, 1997 between UCI and Charles M. Potok (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year
2003) 10.14** UCI 1994 Incentive Stock Option Plan (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.17 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Georgia, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.18 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Tennessee, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.19 Administrative Services Agreement dated August 11, 1998 between UCI Medical Affiliates of South Carolina, Inc. and Doctors Care, P.A. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.21 Stock Purchase Option and Restriction Agreement dated September 1, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc. and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)

** Denotes a management contract or compensatory plan or arrangement.

     10.22 Stock Purchase Option and Restriction Agreement dated July 15, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc.; and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.31 Stock Purchase Option and Restriction Agreement dated as of October 31, 2002 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of South Carolina, Inc.; and Doctors Care, P.A. (Incorporated by reference to Exhibit 10.31 filed on Form 10-K for fiscal year 2002) 14 Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 15 Press Release dated December 4, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 21 Subsidiaries of the Registrant (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 23* Consent of Independent Auditors 31.1* Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2* Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 99* Press Release dated November 30, 2004.

         *Filed herewith