Form 10-Q
period 2004-12-31
UCI MEDICAL AFFILIATES INC
filed 2005-02-10
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For    the     quarterly     period     ended:     December     31,    2004
----------------------------------------------------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the  transition  period  from:  to  -----------------------------------
-------------------------------

     Commission                file               number:                0-13265
----------------------------------------------------------------------
     UCI MEDICAL AFFILIATES, INC.
     ---------------------------  -----------------------------  (Exact  name of
Registrant as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at December 31, 2004.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2004
                           and September 30, 2004                                                          3

                           Condensed Consolidated Statements of Operations for the three months
                           ended December 31, 2004 and December 31, 2003                                   4

                           Condensed Consolidated Statements of Cash Flows for the three months
                           ended December 31, 2004 and December 31, 2003                                   5

                           Notes to Condensed Consolidated Financial Statements           6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition, Critical Accounting Policies and Results of Operations       9 -  13

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    14

                  Item 4   Controls and Procedures                                               15 - 16

PART II           OTHER INFORMATION

                  Items 1-6                                                                      17 - 18


SIGNATURES                                                                                              19

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       December 31, 2004      September 30, 2004
                                                                       -------------------    -------------------
                                                                           (unaudited)
Assets
Current assets
   Cash and cash equivalents                                                  $   424,365     $         533,533
   Accounts receivable, less allowance for doubtful accounts
       of $2,535,377 and $2,368,464                                             7,678,216             7,382,619
   Inventory                                                                      618,446                618,446
   Deferred taxes                                                                 753,000                500,000
   Prepaid expenses and other current assets                                      420,638                266,788
                                                                       -------------------    -------------------
Total current assets                                                            9,894,665             9,301,386

Property and equipment less accumulated depreciation of
   $10,557,826 and $10,307,556                                                  4,954,808           4,845,296
Deferred taxes                                                                  4,241,966                   0
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                        3,391,942           3,391,942
Other assets                                                                       10,322              10,322
                                                                       -------------------    -------------------
Total Assets                                                                 $ 22,493,703     $   17,548,946
                                                                       ===================    ===================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                          $   836,330     $        972,108
   Accounts payable                                                             2,008,434           1,669,565
   Accrued salaries and payroll taxes                                           1,866,668           1,926,095
   Current portion of pre-petition payroll taxes                                  612,258             595,744
   Other accrued liabilities                                                      730,875             909,909
                                                                       -------------------    -------------------
Total current liabilities                                                       6,054,565           6,073,421

Long-term liabilities
   Accounts payable                                                               954,157           1,193,935
   Long-term portion of pre-petition payroll taxes                              1,771,638           1,970,102
   Long-term debt, net of current portion                                       2,471,203           2,531,789
                                                                       -------------------    -------------------
                                                                       -------------------    -------------------
Total long-term liabilities                                                     5,196,998           5,695,826
                                                                       -------------------    -------------------
Total Liabilities                                                              11,251,563          11,769,247
                                                                       -------------------    -------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 and 9,740,472 shares                     487,024             487,024
   Paid-in capital                                                             21,719,130          21,719,130
   Accumulated deficit                                                       (10,964,014)         (16,426,455)
                                                                       -------------------    -------------------
Total Stockholders' Equity                                                     11,242,140           5,779,699
                                                                       -------------------    -------------------

Total Liabilities and Stockholders' Equity                                   $ 22,493,703     $     17,548,946
                                                                       ===================    ===================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            Three Months Ended December 31,
                                                                     2004                    2003
                                                              --------------------     ------------------
                                                                                       ------------------

Revenues                                                              $12,193,866           $ 12,770,309
Operating costs                                                         9,153,706              9,381,717
                                                              --------------------     ------------------
                                                                                       ------------------
Operating margin                                                        3,040,160              3,388,592

General and administrative expenses                                     1,665,466              1,633,400
Depreciation and amortization                                             250,270                252,914
                                                              --------------------     ------------------
                                                                                       ------------------
Income from operations                                                  1,124,424              1,502,278

Other expense
   Interest expense, net of interest income                             (144,557)              (177,968)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before benefit (provision) for income taxes                        979,867              1,324,310
Income tax benefit (provision)                                          4,482,574               (26,000)
                                                              --------------------     ------------------

Net income                                                           $  5,462,441            $ 1,298,310
                                                                                       ==================
                                                              ====================     ==================

Basic earnings per share                                                $     .56              $     .13
                                                              ====================     ==================
                                                                                       ==================

Basic weighted average common shares outstanding                        9,740,472              9,650,472
                                                              ====================     ==================
                                                                                       ==================

Diluted earnings per share                                              $     .56              $     .13
                                                              ====================     ==================
                                                                                       ==================

Diluted weighted average common shares outstanding                      9,740,472              9,650,472
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                             Three Months Ended December 31,
                                                                       2004                  2003
                                                                 ------------------    -----------------
Operating activities:
Net income                                                             $ 5,462,441          $ 1,298,310
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          487,755              820,705
      Depreciation and amortization                                        250,270              252,914
      Deferred taxes                                                   (4,494,966)                    0
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                     (783,352)          (2,354,196)
          (Increase) decrease in prepaid expenses and other
             current assets                                              (153,850)             (90,594)
      Increase (decrease) in accounts payable and accrued
          expenses                                                         116,922              891,947
                                                                                       -----------------
                                                                 ------------------

Cash provided by operating activities                                      885,220              819,086
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (359,782)            (602,563)
                                                                                       -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                        (359,782)            (602,563)
                                                                 ------------------    -----------------

Financing activities:
Payments on term-note                                                    (120,249)            (188,127)
Payments on other long-term obligations                                  (514,357)            (416,020)
                                                                 ------------------    -----------------

Cash used in financing activities                                        (634,606)            (604,147)
                                                                 ------------------    -----------------

Decrease in cash and cash equivalents                                    (109,168)            (387,624)
Cash and cash equivalents at beginning of period                           533,533              683,135
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  424,365           $  295,511
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2004.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., and Doctors Care of Tennessee, P.C. (the two together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. which operate the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated P.A. as a result of Emerging Issues Task Force ("EITF 97-2"), "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

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

Certain reclassifications have been made to the fiscal year 2004 financial statements to conform to the fiscal year 2005 presentation.

The Company adopted FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") in fiscal year 1999. SFAS No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

The Company provides nonmedical management and administrative services for a network of 44 freestanding medical centers, 43 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).

NOTE 2.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

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

NOTE 4.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2004, and determined there had not been any impairment.

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

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued revised Financial Accounting Standards No. 123R, (Share-Based Payment), ("SFAS No. 123R"). This statement amends SFAS 123, "Accounting for Stock-Based Compensation". The statement eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and encourages early adoption.


NOTE 7.  CHAPTER 11 BANKRUPTCY FILING

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

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. We do not believe we currently need a valuation reserve.

Our consolidated financial statements include the accounts of UCI, UCI-SC, and the P.A. Such consolidation is required under the Financial Accounting Standards Board (FASB) Interpretation No. 46 as revised. Under the agreement, UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. resulting from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of the P.A. According to the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of December 31, 2004 and 2003, the P.A. employed 131 and 120 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

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

Results of Operations

UCI provides nonmedical management and administrative services for a network of 44 freestanding medical centers (the "Centers"), 43 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).

Revenues of $12,194,000 for the quarter ended December 31, 2004 reflect a decrease of $576,000 or 5% from those of the quarter ended December 31, 2003.

We believe this decrease in revenue is the result of a less severe flu season as compared to last year, as well as a reduction in the number of patient encounters. Patient encounters were approximately 126,000 in the first quarter of fiscal year 2005 and 131,000 in the first quarter of fiscal year 2004.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2004, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation (CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 7,000 lives at December 31, 2004. As of December 31, 2004, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

Sustained revenues in fiscal years 2005 and 2004 also reflect our continued focus on occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in both the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2005 and 2004.

                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2005         2004           2005        2004
                                                            ------------ -----------    ------------ ----------
                                                                16           18             11          12
        Patient Pay
                                                                 9           9               4           5
        Employer Paid
                                                                 6           6               7           7
        HMO
                                                                10           9              13          12
        Workers Compensation
                                                                15           14             11           9
        Medicare/Medicaid
                                                                41           41             50          51
        Managed Care Insurance
                                                                 3           3               4           4
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of $3,040,000 during the first quarter of fiscal 2005 as compared to an operating margin of $3,389,000 for the first quarter of fiscal 2004. Management believes that the decreased margin as compared to last year is the result of fewer patient encounters in the first quarter of fiscal year 2005. In 2004, patient numbers were unusually elevated due to an early and severe flu epidemic.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $1,665,000 in the first quarter of fiscal year 2005, up from $1,633,000 in the first quarter of fiscal year 2004. This increase is the result of wage increases.

Depreciation and amortization expense decreased to $250,000 in the first quarter of fiscal 2005, down from $253,000 in the first quarter of fiscal 2004. This slight decrease is the result of reduced equipment purchases. Interest expense decreased to $145,000 in the first quarter of fiscal year 2005, down from $178,000 in the first quarter of fiscal 2004, due to the pay-down of debt.

During the quarter ended December 31, 2004, our management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, we recorded a $4,483,000 adjustment to the valuation allowance based upon our current financial position, results from operations, and our forecast of future earnings.

Financial Condition at December 31, 2004

Cash and cash equivalents decreased by $109,000 during the quarter ended December 31, 2004, mainly as a result of payments on debt.

Accounts receivable increased by $296,000 during the quarter and is a result of timing of payments. The increase in accounts receivable was due to a software conversion that caused a delay in billing and collections, during the first quarter of fiscal year 2005.

Long-term debt decreased from $3,504,000 at September 30, 2004 to $3,308,000 at December 31, 2004. Regular principal pay-downs of approximately $196,000 were made during the quarter. Our management believes that it will be able to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of December 31, 2004, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $885,000 of cash during the first quarter of fiscal year 2005, compared to $819,000 during the first quarter of fiscal year 2004. This increase is mainly due to improved operations as well as the decrease in accounts payable and accrued liabilities, as compared to the first quarter of fiscal year 2004.

Investing activities used $360,000 in the first quarter of fiscal year 2005 as compared to $603,000 in the first quarter of fiscal year 2004. This decrease is due to a reduction in equipment purchases for our operating sites.

Financing activities utilized $635,000 in cash during the first quarter of fiscal year 2005 as compared to $604,000 in the first quarter of fiscal year 2004, as a result of debt reduction.

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

Approximately $796,000 of our debt at December 31, 2004 was subject to fixed interest rates and principal payments. Approximately $2,512,000 of our debt at December 31, 2004 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2004, our interest expense on an annualized basis would increase approximately $25,000 for each increase of one percent in the prime rate.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

                                     PART II

                                OTHER INFORMATION


Item 1            Legal Proceedings

                  On May 4, 2004, the P.A. along with physicians, a physical therapist, and a physical therapist assistant, joined as plaintiffs in a then pending declaratory judgment action in the Circuit Court for Richland County, South Carolina, brought by a South Carolina physician that employs physical therapists, to attempt to enjoin the South Carolina Board of Physical Therapy (the "Board") from disciplining physical therapists employed by physicians or professional corporations owned by physicians. The Board licenses physical therapists in the State of South Carolina.

                  On March 30, 2004, the South Carolina Attorney General issued its opinion that Section 40-45-110(A)(1) of the South Carolina Code prohibits physical therapists from working for pay for a professional corporation owned by one or more licensed physicians when the physician owner or employees of the corporation refer patients to the physical therapist for physical therapy services. Federal law permits physical therapists to be employed by, and provided services on behalf of, physicians and corporations owned by physicians. Nevertheless, on April 8, 2004, the Board changed its formal position of five years that it was acceptable for physicians to employ physical therapists and announced that it would accept complaints against physical therapists employed by physicians and corporations owned by physicians after a ninety-day "grace period". On April 14, 2004, the Circuit Court issued an injunction enjoining the Board from disciplining physical therapists under section 40-45-110(A)(1) until a resolution of this case on its merits. A hearing on the merits was held on October 4, 2004, but the court has not yet issued a ruling.

                  As of December 31, 2004, the P.A. employs approximately twenty physical therapists in its Progressive Physical Therapy division which generates approximately 8% of the Company's revenues. In the event of an unfavorable ruling from the court, the Company has investigated restructuring this division to reduce the likelihood of its employed physical therapists being disciplined by the Board. The Company anticipates that this restructuring of the division should not adversely affect the revenues of the Company; provided however, the Company can provide no assurance that this restructuring will in fact not adversely affect the revenues of the Company.

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

                  99.1     Press Release dated February 10, 2005.

                  Reports on Form 8-K.

                  This item is not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.               /s/ Jerry F. Wells, Jr., CPA
------------------------------------     -------------------------------------
D. Michael Stout, M.D.                   Jerry F. Wells, Jr., CPA
President and Chief Executive Officer    Executive Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Date:  February 10, 2005