Form 10-Q
period 2005-03-31
UCI MEDICAL AFFILIATES INC
filed 2005-05-12
CIK 737561

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2005
                                    ---------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from:        to
                          ------    -------

Commission file number:                0-13265
                                    ------------------------------

                                    UCI MEDICAL AFFILIATES, INC.
                     (Exact name of Registrant as specified in its charter)

Delaware                                               59-2225346

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at April 30, 2005.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            March 31, 2005 and September 30, 2004                                        3

                           Condensed Consolidated Statements of Operations for the
                           three and six months ended March 31, 2005 and March 31, 2004         4

                           Condensed Consolidated Statements of Cash Flows
                           for the six months ended March 31, 2005 and March 31, 2004                       5

                           Notes to Condensed Consolidated Financial Statements                      6-8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            9-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                 14

                  Item 4   Controls and Procedures                                               15-16

PART II           OTHER INFORMATION

                  Items 1-6                                                                           17-18


SIGNATURES                                                                                                 19


                                           UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31, 2005       September 30, 2004
                                                                     -------------------    -----------------------
                                                                          (unaudited)             (audited)
Assets
Current assets
   Cash and cash equivalents                                               $  1,003,632                 $  533,533
   Accounts receivable, less allowance for doubtful accounts
       of $3,066,082 and $2,368,464                                           8,347,784                  7,382,619
   Inventory                                                                    618,446                    618,446
   Deferred taxes                                                               736,546                    500,000
   Prepaid expenses and other current assets                                    356,446                    266,788
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total current assets                                                         11,062,854                  9,301,386
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Property and equipment, less accumulated depreciation of
   $10,809,042 and $10,307,556                                                5,294,890                  4,845,296
Deferred taxes                                                                3,271,016                          0
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814 and $2,451,814                      3,391,942                  3,391,942
Other assets                                                                     10,322                     10,322
                                                                     -------------------    -----------------------
Total Assets                                                               $ 23,031,024                $17,548,946
                                                                     ===================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                        $   849,952                 $  972,108
   Accounts payable                                                           1,256,000                  1,669,565
   Accrued salaries and payroll taxes                                         2,713,680                  1,926,095
   Current portion of pre-petition payroll taxes                                619,975                    595,744
   Other accrued liabilities                                                    770,481                    909,909
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total current liabilities                                                     6,210,088                  6,073,421
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------

Long-term liabilities
    Accounts payable                                                            759,787                  1,193,935
    Long-term portion of pre-petition payroll taxes                           1,616,499                  1,970,102
    Long-term debt, net of current portion                                    2,261,017                  2,531,789
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total long-term liabilities                                                   4,637,303                  5,695,826
                                                                     -------------------    -----------------------
                                                                     -------------------    -----------------------
Total Liabilities                                                            10,847,391                 11,769,247
                                                                     -------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 and 9,740,472 shares                   487,024                    487,024
   Paid-in capital                                                           21,719,130                 21,719,130
   Accumulated deficit                                                     (10,022,521)               (16,426,455)
                                                                     -------------------    -----------------------
Total Stockholders' Equity                                                   12,183,633                  5,779,699
                                                                     -------------------    -----------------------
Total Liabilities and Stockholders' Equity                                 $ 23,031,024                $17,548,946
                                                                     ===================    =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended March 31,             Six Months Ended March 31,
                                                         -----------------------------------    ----------------------------------
                                                              2005                2004               2005                 2004
                                                         ----------------    ---------------    ----------------     --------------

Revenues                                                     $15,662,078        $11,489,920         $27,855,943          $24,260,229
Operating costs                                               11,579,391          9,001,496          20,733,096           18,383,213
                                                         ----------------    ---------------    ----------------     ---------------
Operating margin                                               4,082,687          2,488,424           7,122,847            5,877,016

General and administrative expenses                            1,773,861          1,398,381           3,439,327            3,031,781
Depreciation and amortization                                    251,216            264,983             501,486              517,897
                                                         ----------------    ---------------    ----------------     ---------------
Income from operations                                         2,057,610            825,060           3,182,034            2,327,338
                                                         ----------------    ---------------    ----------------     ---------------

Other expense
   Interest expense, net of interest income                    (146,213)          (169,898)           (290,770)            (347,866)
                                                         ----------------    ---------------    ----------------     ---------------
                                                         ----------------    ---------------    ----------------     ---------------

Income before income taxes                                     1,911,397            655,162           2,891,264            1,979,472
Income tax benefit (provision)                                 (969,904)            468,000           3,512,670              442,800
                                                         ----------------    ---------------    ----------------     ---------------

Net income                                                     $ 941,493         $1,123,162          $6,403,934           $2,422,272
                                                                             ===============    ================     ===============
                                                         ================

Basic earnings per share                                        $    .10           $    .12            $    .66             $    .25
                                                         ================    ===============    ================     ===============
                                                         ================    ===============    ================     ===============

Basic weighted average common shares
   outstanding                                                 9,740,472          9,740,472           9,740,472            9,740,472
                                                         ================    ===============    ================     ===============
                                                                                                ================     ===============

Diluted earnings per share                                      $    .10           $    .11            $    .66             $    .24
                                                         ================    ===============    ================     ===============

Diluted weighted average common shares
  outstanding                                                  9,740,472          9,890,122           9,740,472            9,890,122
                                                         ================    ===============    ================     ===============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UCI MEDICAL AFFILIATES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2005                  2004
                                                                 ------------------    ------------------
Operating activities:
Net income                                                             $ 6,403,934           $ 2,422,272
Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for losses on accounts receivable                        1,660,575             1,280,156
      Depreciation and amortization                                        501,486               517,897
      Deferred taxes                                                   (3,507,562)             (500,000)
Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (2,625,740)           (2,578,622)
    Increase in prepaid expenses and other current assets                 (89,658)             (138,775)
    Increase in accounts payable and accrued liabilities                   258,823               717,222
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    2,601,858             1,720,150
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                      (951,080)           (1,219,393)
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------

Cash used in investing activities                                        (951,080)           (1,219,393)
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------

Financing activities:
Borrowings on term note agreement                                                0             2,708,712
Payments on long-term debt                                             (1,180,679)           (3,445,844)
                                                                 ------------------    ------------------

Cash used in financing activities                                      (1,180,679)             (737,132)
                                                                 ------------------    ------------------

Increase in cash and cash equivalents                                      470,099             (236,375)
Cash and cash equivalents at beginning of period                           533,533               683,135
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                             $ 1,003,632            $  446,760
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2004.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., and Doctors Care of Tennessee, P.C. (the two together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, the Company has a long-term financial interest in the affiliated practices of the P.A. and the Company has exclusive authority over decision-making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

Revenue is recognized at estimated net amounts to be received from patients, employers, third party payors, and others at the time the related services are rendered. The Company records contractual adjustments at the time bills are generated for services rendered. Some third parties are billed at discounted and negotiated amounts. Whenever the Company bills at the discounted amounts, estimates of third party settlements are not necessary.

The Company adopted FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FASB No. 131") in fiscal year 1999. FASB No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

The Company provides nonmedical management and administrative services for a network of 45 freestanding medical centers, 44 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).


NOTE 2.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the second quarter ending March 31, 2005, the Company recorded income tax expense of approximately $987,000 which includes approximately $350,000 of tax expense that was incurred during the first quarter of fiscal year 2005. This first quarter tax expense was not deducted from the tax benefit of approximately $4,500,000 that was previously recorded in the first quarter of fiscal year 2005.

NOTE 4.  INTANGIBLES

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2004, and determined there had not been any impairment.

NOTE 5.  EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.

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


NOTE 7.  CHAPTER 11 BANKRUPTCY FILING

On November 2, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). By August 8, 2002, the Bankruptcy Court confirmed each of the Company's Plans of Reorganization (the "Plans"), as amended, and the Company has, therefore, emerged from Chapter 11 protection of the Court. The Company continues to make payments to its creditors as outlined in the Plans.

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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payors, and others at the time we perform the services. We record contractual adjustments when we prepare the related bills to our customers. We bill some third parties at discounted and negotiated amounts. Whenever we bill at the discounted amounts, we do not need to estimate third party settlements.

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

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation reserve.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of March 31, 2005 and 2004, the P.A. employed 131 and 120 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Chapter 11 Bankruptcy Filing

On November 2, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina (the "Bankruptcy Court"). By August 8, 2002, the Bankruptcy Court confirmed each of our Plans of Reorganization (the "Plans"), as amended, and we have, therefore, emerged from Chapter 11 protection of the Court. We continue to make payments to our creditors as outlined in the Plans.

Results of Operations

UCI provides nonmedical management and administrative services for a network of 45 freestanding medical centers (the "Centers"), 44 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, and 14 as Progressive Physical Therapy Services in South Carolina).

Revenues of approximately $15,662,000 for the quarter ended March 31, 2005 reflect an increase of approximately $4,172,000 or 36% from those of the quarter ended March 31, 2004.

We believe this increase in revenue is the result of both an increase in the volume of ancillary services (such as physical therapy and expanded laboratory tests) being offered at our facilities as well as an increase in patient encounters. Patient encounters were approximately 150,000 in the second quarter of fiscal year 2005 as compared to 120,000 in the second quarter of fiscal year 2004, as a result of additional centers and increased visits at existing sites.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of 2004, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by Companion HealthCare Corporation (CHC), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through CHC, is a primary stockholder of UCI. Including our arrangement with CHC, we now participate in four HMOs and are the primary care gatekeeper for more than 7,000 lives at March 31, 2005. As of March 31, 2005, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company maintained sustained revenues in fiscal year 2005 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in both the second quarter of fiscal year 2005 and the second quarter of fiscal year 2004.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2005 and 2004.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2005         2004           2005        2004
                                                            ------------ -----------    ------------ ----------
                                                                15           18             11          12
        Patient Pay
                                                                 7           7               5           5
        Employer Paid
                                                                 7           6               8           8
        HMO
                                                                 9           10             12          12
        Workers Compensation
                                                                15           12              8           7
        Medicare/Medicaid
                                                                44           44             52          52
        Managed Care Insurance
                                                                 3           3               4           4
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of approximately $4,083,000 during the second quarter of fiscal 2005 as compared to approximately $2,488,000 for the second quarter of fiscal 2004. Our management believes that the increase in margin was the result of increased revenues, as well as vigilant cost control measures.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to approximately $1,774,000 in the second quarter of fiscal year 2005, up from approximately $1,398,000 in the second quarter of fiscal year 2004, as a result of an increase in personnel costs and advertising costs.

Depreciation and amortization expense decreased to approximately $251,000 in the second quarter of fiscal 2005, down from approximately $265,000 in the second quarter of fiscal 2004. This decrease is the result of fewer renovations and equipment purchases. Interest expense decreased to approximately $146,000 in the second quarter of fiscal year 2005, down from approximately $170,000 in the second quarter of fiscal 2004, due to the pay down of debt.

During the quarter ended December 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded an adjustment of approximately $4,500,000 based upon our current financial position and results from operations, and our forecast of the next twelve months. During the second quarter ending March 31, 2005, the Company recorded income tax expense of approximately $987,000 which includes approximately $350,000 of tax expense that was incurred during the first quarter of fiscal year 2005. This first quarter tax expense was not deducted from the tax benefit of approximately $4,500,000 that was previously recorded in the first quarter of fiscal year 2005.

Financial Condition at March 31, 2005

Cash and cash equivalents increased by approximately $470,000 during the six months ended March 31, 2005, mainly as a result of increased revenues, cost controls, and enhanced billing efforts.

Accounts receivable increased by approximately $965,000 during the six months ended March 31, 2005 and is largely a result of an overall increase in revenues.

Long-term debt decreased to approximately $3,111,000 at March 31, 2005, down from approximately $3,504,000 at September 30, 2004.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2005, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $2,602,000 of cash during the six months ended March 31, 2005, compared with approximately $1,720,000 during the same period in the prior fiscal year. This increase is mainly due to a small increase in accrued liabilities, as compared to the six months ended March 31, 2004, offset by an increase in net income.

Investing activities used approximately $951,000 in cash during the six months ended March 31, 2005 as compared to approximately $1,219,000 during the six months ended March 31, 2004. This decrease is due to fewer purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $1,181,000 in cash during the six month period ended March 31, 2005 as compared to approximately $737,000 during the six months ended March 31, 2004. This increase is primarily the result of regular principal payments under the new term note agreement, as well as accelerated payments on other long-term liabilities.

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

Approximately $723,000 of our debt at March 31, 2005 was subject to fixed interest rates and principal payments. Approximately $2,388,000 of our debt at March 31, 2005 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2005, our interest expense on an annualized basis would increase approximately $24,000 for each increase of one percent in the prime rate.

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

                  On March 30, 2004, the South Carolina Attorney General issued its opinion that Section 40-45-110(A)(1) of the South Carolina Code prohibits physical therapists from working for pay for a professional corporation owned by one or more licensed physicians when the physician owner or employees of the corporation refer patients to the physical therapist for physical therapy services. Federal law permits physical therapists to be employed by, and provided services on behalf of, physicians and corporations owned by physicians. Nevertheless, on April 8, 2004, the Board changed its formal position of five years that it was acceptable for physicians to employ physical therapists and announced that it would accept complaints against physical therapists employed by physicians and corporations owned by physicians after a ninety-day "grace period". On April 14, 2004, the Circuit Court issued an injunction enjoining the Board from disciplining physical therapists under section 40-45-110(A)(1) until a resolution of this case on its merits. A hearing on the merits was held on October 4, 2004. On February 24, 2005, the court issued its decision and denied the relief requested by the plaintiffs and upheld the current position of the Board. The plaintiffs have appealed the case to the South Carolina Court of Appeals. The Circuit Court restored the injunction enjoining the Board from disciplining physical therapists until May 24, 2005. Legislation is currently pending in the South Carolina legislature that would resolve this issue favorably to the existing providers of physical therapy services.

                  As of March 31, 2005, the P.A. employs approximately twenty-five physical therapists in its Progressive Physical Therapy division which generates approximately 8% of the Company's revenues. The Company has investigated restructuring this division to reduce the likelihood of its employed physical therapists being disciplined by the Board. The Company anticipates that this restructuring of the division should not adversely affect the revenues of the Company; provided however, the Company can provide no assurance that this restructuring will in fact not adversely affect the revenues of the Company.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds This item is not applicable.

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

                  99.1     Press Release dated May 11, 2005.

                  Reports on Form 8-K.

                  This item is not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.               /s/ Jerry F. Wells, Jr., CPA
------------------------------------     -------------------------
D. Michael Stout, M.D.                   Jerry F. Wells, Jr., CPA
President and Chief Executive Officer    Executive Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Date:  May 11, 2005