Form 10-Q
period 2005-06-30
UCI MEDICAL AFFILIATES INC
filed 2005-08-09
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2005
                                    ----------------------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: to


     Commission file number: 0-13265


     UCI MEDICAL AFFILIATES, INC.
---------------------------
     (Exact name of Registrant as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at June 30, 2005.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            June 30, 2005 and September 30, 2004                                         3

                           Condensed Consolidated Statements of Operations for the
                           three and nine months ended June 30, 2005 and June 30, 2004                  4

                           Condensed Consolidated Statements of Cash Flows
                           for the nine months ended June 30, 2005 and June 30, 2004                          5

                           Notes to Condensed Consolidated Financial Statements                      6-8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            9-12

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                 13

                  Item 4   Controls and Procedures                                               14-15

PART II           OTHER INFORMATION

                  Items 1-6                                                                                16


SIGNATURES                                                                                                 17

                                          UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30, 2005           September 30, 2004
                                                                     ----------------      -----------------------
                                                                         (unaudited)
Assets
Current assets
   Cash and cash equivalents                                             $ 1,022,621                   $  533,533
   Accounts receivable, less allowance for doubtful accounts
       of $2,781,918 and $2,368,464                                        8,034,683                    7,382,619
   Inventory                                                                 618,446                      618,446
   Deferred taxes                                                            769,954                      500,000
   Prepaid expenses and other current assets                                 379,286                      266,788
                                                                     ----------------      -----------------------
Total current assets                                                      10,824,990                    9,301,386
Property and equipment, less accumulated depreciation of
   $11,062,601 and $10,307,556                                             5,768,687                    4,845,296
Deferred taxes                                                             2,869,608                            0
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                  3,391,942                    3,391,942
Other assets                                                                  14,278                       10,322
                                                                     ----------------      -----------------------
Total assets                                                             $22,869,505                  $17,548,946
                                                                     ================      =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                     $ 1,393,255                    $ 972,108
   Accounts payable                                                        1,310,770                    1,669,565
   Accrued salaries and payroll taxes                                      2,157,740                    1,926,095
   Current portion of pre-petition payroll taxes                                   0                      595,744
   Other accrued liabilities                                                 809,428                      909,909
                                                                                           -----------------------
                                                                     ----------------
Total current liabilities                                                  5,671,193                    6,073,421

Long-term liabilities
    Accounts payable                                                         637,557                    1,193,935
    Long-term portion of pre-petition payroll taxes                                0                    1,970,102
    Long-term debt, net of current portion                                 3,714,731                    2,531,789
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total long-term liabilities                                                4,352,288                    5,695,826
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total liabilities                                                         10,023,481                   11,769,247
                                                                     ----------------      -----------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 shares                              487,024                      487,024
   Paid-in capital                                                        21,719,130                   21,719,130
   Accumulated deficit                                                   (9,360,130)                 (16,426,455)
                                                                     ----------------      -----------------------
Total stockholders' equity                                                12,846,024                    5,779,699
                                                                     ----------------      -----------------------
Total liabilities and stockholders' equity                               $22,869,505                  $17,548,946
                                                                     ================      =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2005                2004                2005               2004
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                $13,999,708        $11,317,569         $41,855,652        $35,577,798
Operating costs                                          10,327,951          8,869,179          31,061,048         27,252,391
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                          3,671,757          2,448,390          10,794,604          8,325,407

General and administrative expenses                       2,165,537          1,769,126           5,604,864          4,800,908
Depreciation and amortization                               253,559            244,770             755,045            762,667
                                                   -----------------    ---------------     ---------------    ---------------
Income from operations                                    1,252,661            434,494           4,434,695          2,761,832

Other expense
   Interest expense, net of interest income               (140,270)          (183,503)           (431,040)          (531,369)
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Income before income taxes                                1,112,391            250,991           4,003,655          2,230,463

Income tax benefit (provision)                            (450,000)           (14,800)           3,062,670            428,000
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Net income                                                $ 662,391          $ 236,191          $7,066,325        $ 2,658,463
                                                                        ===============     ===============    ===============
                                                   =================

Basic earnings per share                                   $    .07           $    .02            $    .73           $    .27
                                                   =================    ===============     ===============    ===============

Basic weighted average common shares
   outstanding                                            9,740,472          9,740,472           9,740,472          9,740,472
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted earnings per share                                  $   .07           $    .02            $    .72           $    .27
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted weighted average common shares
   outstanding                                            9,923,122          9,890,122           9,801,355          9,890,122
                                                   =================    ===============     ===============    ===============


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Nine Months Ended June 30,
                                                                     ------------------------------------
                                                                         2005                2004
                                                                     --------------    ------------------
Operating activities:
Net income                                                              $7,066,325           $ 2,658,463
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        2,221,245             1,732,844
      Depreciation and amortization                                        755,045               762,667
      Deferred taxes                                                   (3,139,562)             (500,000)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                     (2,873,309)           (2,462,230)
   Increase in prepaid expenses and other current assets                 (112,498)              (75,796)
   (Decrease) increase in accounts payable and accrued                   (823,375)               453,867
liabilities
                                                                                       ------------------
                                                                     --------------

Cash provided by operating activities                                    3,093,871             2,569,815
                                                                     --------------    ------------------

Investing activities:
Purchases of property and equipment                                    (1,678,436)           (1,481,735)
Increase in other assets                                                   (3,956)                     0
                                                                     --------------    ------------------

Cash used in investing activities                                      (1,682,392)           (1,481,735)
                                                                     --------------    ------------------

Financing activities:
Borrowings on term note agreement                                        4,300,000             2,750,000
Payments on long-term debt                                             (5,222,391)           (4,282,981)
                                                                     --------------    ------------------

Cash used in financing activities                                        (922,391)           (1,532,981)
                                                                     --------------    ------------------

Increase (decrease) in cash and cash equivalents                           489,088             (444,901)
Cash and cash equivalents at beginning of period                           533,533               683,135
                                                                     --------------    ------------------
                                                                     --------------

Cash and cash equivalents at end of period                              $1,022,621            $  238,234
                                                                     ==============    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2004.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., Progressive Physical Therapy, P.A. ("PPT"), Carolina Orthopedic & Sports Medicine, P.A. ("COSM"), and Doctors Care of Tennessee, P.C. (the four together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board
(FASB) Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each of the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, the Company has a long-term financial interest in the affiliated practices of each P.A. and the Company has exclusive authority over decision-making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

On May 27, 2005, UCI-SC entered into an Administrative Service Agreement with Progressive Physical Therapy, P.A., a South Carolina professional corporation ("PPT"). A copy of such Administrative Service Agreement was filed as Exhibit
10.32 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2005. Pursuant to such agreement, PPT will serve as the operating entity for the physical therapy services managed and administered by UCI-SC.

On May 27, 2005, UCI-SC entered into an Administrative Service Agreement with Carolina Orthopedic & Sports Medicine, P.A., a South Carolina professional corporation ("COSM"). A copy of such Administrative Service Agreement was filed as Exhibit 10.34 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2005. Pursuant to such agreement, COSM will serve as the operating entity for the orthopedic and sports medicine services managed and administered by UCI-SC.

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

Revenue is recognized at estimated net amounts to be received from patients, employers, third party payors, and others at the time the related services are rendered. The Company records contractual adjustments at the time bills are generated for services rendered as some third parties are billed at discounted and negotiated amounts. Whenever the Company bills at the discounted amounts, estimates of third party settlements are not necessary.

The Company adopted FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal year 1999. Statement No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

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

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded an adjustment of approximately $4,500,000 based upon our current financial position and results from operations, and our forecast of the next twelve months. During the third quarter ending June 30, 2005, the Company recorded income tax expense of approximately $450,000.

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

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued revised SFAS No. 123R, (Share-Based Payment). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation". The statement eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and encourages early adoption.


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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payors, and others at the time we perform the services. We record contractual adjustments when we prepare the related bills to our customers as we bill some third parties at discounted and negotiated amounts. Whenever we bill at the discounted amounts, we do not need to estimate third party settlements.

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

Company structure

Our consolidated financial statements include the accounts of UCI, UCI-SC, and its wholly owned subsidiaries. Such consolidation is required under FIN 46, as revised. UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of each P.A. According to the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), Statement No. 141 (Business Combinations), and Interpretation No. 46 (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of June 30, 2005 and 2004, the P.A. employed 132 and 134 medical providers, respectively.

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

Revenues of approximately $14,000,000 for the quarter ended June 30, 2005 reflect an increase of approximately $2,682,000 or 24% from those of the quarter ended June 30, 2004.

This increase in revenue is the result of both an increase in the volume of ancillary services (such as physical therapy and expanded laboratory tests) being offered at our facilities as well as an increase in patient encounters. Patient encounters were approximately 138,000 in the third quarter of fiscal year 2005 as compared to 122,000 in the third quarter of fiscal year 2004, as a result of increased visits at existing sites.

Pursuant to Statement No. 142, we tested goodwill for impairment in the fourth quarter of 2004, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP, we now participate in four HMOs and are the primary care gatekeeper for more than 7,000 lives at June 30, 2005. As of June 30, 2005, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company maintained sustained revenues in fiscal year 2005 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in the third quarter of fiscal year 2005 and approximately 20% in the third quarter of fiscal year 2004.

The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2005 and 2004.


                                                                  Percent of                  Percent of
                             Payor                              Patient Visits                 Revenue
        ------------------------------------------------    ------------------------    -----------------------
                                                               2005         2004           2005        2004
                                                            ------------ -----------    ------------ ----------
                                                                15           18             11          13
        Patient Pay
                                                                 9           11              4           6
        Employer Paid
                                                                 6           6               7           7
        HMO
                                                                10           11             13          14
        Workers Compensation
                                                                14           10             10           7
        Medicare/Medicaid
                                                                43           41             51          49
        Managed Care Insurance
                                                                 3           3               4           4
        Other (Commercial Indemnity, Champus, etc.)

We earned an operating margin of approximately $3,672,000 during the third quarter of fiscal 2005 as compared to approximately $2,448,000 for the third quarter of fiscal 2004. The increase in margin was the result of increased revenues, as well as vigilant cost control measures.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to approximately $2,166,000 in the third quarter of fiscal year 2005, up from approximately $1,769,000 in the third quarter of fiscal year 2004, as a result of an increase in personnel costs and advertising costs.

Depreciation and amortization expense increased to approximately $254,000 in the third quarter of fiscal 2005, up from approximately $245,000 in the third quarter of fiscal 2004. This increase is the result of renovations and equipment purchases. Interest expense decreased to approximately $140,000 in the third quarter of fiscal year 2005, down from approximately $184,000 in the third quarter of fiscal 2004, due to more favorable terms under the new term-note agreement.

During the quarter ended December 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was becoming more realizable. Therefore, we recorded an adjustment of approximately $4,500,000 based upon our current financial position and results from operations, and our forecast of the next twelve months. During the third quarter ending June 30, 2005, the Company recorded income tax expense of approximately $450,000.

Financial Condition at June 30, 2005

Cash and cash equivalents increased by approximately $489,000 during the nine months ended June 30, 2005, mainly as a result of increased revenues, and cost controls.

Accounts receivable increased by approximately $652,000 during the nine months ended June 30, 2005 and is largely a result of an overall increase in revenues.

Long-term debt increased to approximately $5,108,000 at June 30, 2005, up from approximately $3,504,000 at September 30, 2004. On June 16, 2005, we entered into a loan agreement with Branch Banking & Trust Company of South Carolina in the principal amount of $4,300,000 to refinance an existing term loan at more favorable terms and a lower interest rate in order to pay the balance in full for all pre-petition taxes due to the Internal Revenue Service and the South Carolina Department of Revenue. The new variable interest rate is Branch Banking & Trust Company of South Carolina's prime interest rate plus half a percent per annum and is repayable monthly, with the final payment due on June 16, 2009.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2005, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $3,094,000 of cash during the nine months ended June 30, 2005, compared with approximately $2,570,000 during the same period in the prior fiscal year. This increase is due to an increase in net income, offset by a decrease in accrued liabilities.

Investing activities used approximately $1,682,000 in cash during the nine months ended June 30, 2005 as compared to approximately $1,482,000 during the nine months ended June 30, 2004. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $922,000 in cash during the nine month period ended June 30, 2005 as compared to approximately $1,533,000 during the nine months ended June 30, 2004. This decrease is primarily the result of increased borrowings under the term note agreement offset by regular principal payments.

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

Approximately $507,000 of our debt at June 30, 2005 was subject to fixed interest rates and principal payments. Approximately $4,601,000 of our debt at June 30, 2005 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2005, our interest expense on an annualized basis would increase approximately $46,000 for each increase of one percent in the prime rate.

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

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

                                     PART II

                                OTHER INFORMATION


Item              1 Legal Proceedings This item is not applicable.

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

                  99.1     Press Release dated August 9, 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.             /s/ Jerry F. Wells, Jr., CPA
------------------------------------   --------------------------
D. Michael Stout, M.D.                 Jerry F. Wells, Jr., CPA
President and Chief Executive Officer  Executive Vice President,
                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date:  August 9, 2005