Form 10-Q/A
period 2005-06-30
UCI MEDICAL AFFILIATES INC
filed 2005-08-10
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005
                                 -------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to
                                    --------    --------------

Commission file number:      0-13265

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of UCI Medical Affiliates, Inc. for the quarter ended June 30, 2005 which was originally filed with the Securities and Exchange Commission on August 9, 2005 (the "Original Filing'), is being filed solely to correct a typographical error included in Exhibit 99.1 to the Original Filing. Exhibit 99.1 incorrectly stated that the Company's reported pretax net income for the quarter ended June 30, 2005 was $.07 per share, rather than the correct number which is $.11 per share. The revised and corrected Exhibit 99.1 has been included in this amendment filing. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer are included as Exhibits. Except for the amendments described above, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Filing.


                                     PART II

                                OTHER INFORMATION


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

                  99.1     Revised Press Release dated August 9, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.


                       UCI MEDICAL AFFILIATES, INC.


                    /s/ D. Michael Stout, M.D.
                    -----------------------------------
                    D. Michael Stout, M.D.
                    President and Chief Executive Officer


                   /s/ Jerry F. Wells, Jr., CPA
                   Jerry F. Wells, Jr., CPA
                   Executive Vice President,
                   Chief Financial Officer and
                   Principal Accounting Officer

Date:  August 10, 2005