Form 10-K
period 2005-09-30
UCI MEDICAL AFFILIATES INC
filed 2005-12-12
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 --------
     ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended September 30, 2005

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________________ to
______________

Commission File Number:  0-13265

     UCI     MEDICAL      AFFILIATES,      INC.

     (Name of Registrant as Specified in its Charter)
     Delaware                                                   59-2225346
-----------------------------------------------------------------------------
(State  or  Other  Jurisdiction  of
Incorporation  or  Organization)           (IRS Employer Identification Number)

     4416 Forest Drive, Columbia, SC 29206
 ----------------------------------------------
     (Address of Principal Executive Offices) (Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant on November 14, 2005 was approximately $7,581,820.* The registrant has no non-voting common equity.

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

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at September 30, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

* Calculated by excluding all shares held by officers, directors, and controlling shareholders of registrant without conceding that all such persons are affiliates of registrant for purposes of the federal securities laws.

UCI MEDICAL AFFILIATES, INC.

INDEX TO FORM 10-K


         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 2.    Properties                                                                                            9

Item 3.    Legal Proceedings                                                                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                                                  10


         PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                                                  11

Item 6.    Selected Financial Data                                                                              12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             21

Item 8.    Financial Statements and Supplementary Data                                                          22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 22

Item 9A.   Controls and Procedures                                                                              22

Item 9B.   Other Information                                                                                    23

         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                   24

Item 11.   Executive Compensation                                                                               27

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                                                29

Item 13.   Certain Relationships and Related Transactions                                                         31

Item 14.   Principal Accountant Fees and Services                                                                 33


         PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                             35

               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we have no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payors and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this report and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.


                                     PART I

Item 1.  Business

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI provides nonmedical management and administrative services for a network of 47 freestanding medical centers, 46 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (29 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 15 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, and one as Carolina Orthopedic & Sports Medicine in South Carolina). We refer to these 47 medical centers as the "centers" throughout this report.

Organizational Structure

Federal law and the laws of many states, including South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at the centers are provided by or under the supervision of Doctors Care, P.A., Progressive Physical Therapy, P.A. ("PPT"), Carolina Orthopedic & Sports Medicine, P.A. ("COSM") or Doctors Care of Tennessee, P.C. (the four together as the "P.A."), each of which has contracted with UCI-SC to be the sole provider of all non-medical direction and supervision of the centers operating in its respective state of organization. We refer to the P.A., UCI, and UCI-SC (the three together as the "Company") throughout this report as "we", "us", and "our." The P.A. is organized so that all physician services are offered by the physicians who are employed by the P.A. Neither UCI nor UCI-SC employ practicing physicians as practitioners, exert control over their decisions regarding medical care, or represent to the public that it offers medical services.

UCI-SC has entered into an Administrative Services Agreement with each P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients and provides all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries and operating costs of the centers and of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for selecting, hiring, and firing the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors. UCI-SC does not loan or otherwise advance funds to the P.A. for any purpose.

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

The Centers

The centers are staffed by licensed physicians, physical therapists, other healthcare providers, medical support staff, and administrative support staff. The medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

The centers typically are open for extended hours (weekends and evenings) and are out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made.

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. Twenty primary care centers are in the Columbia, South Carolina region (including six physical therapy offices, one pediatric office and one Orthopedic office), eleven in the Charleston, South Carolina region (including five physical therapy offices), five in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region (including one physical therapy office), eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Patient Charges and Payments

The fees charged to a patient are determined by the nature of medical services rendered. Our management believes that the charges at our centers are significantly lower than the charges of hospital emergency departments and are generally competitive with the charges of local physicians and other providers in the area and for the majority of patients the charges are established by third-party payors.

Our centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check, or credit card), patient billing and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation, and other private insurance). Managed care billings represent the most significant source of revenues. We also provide services for members of the four largest health maintenance organizations ("HMOs") operating in South Carolina - BlueChoice HealthPlan ("BCHP") [formerly known as Companion Healthcare Corporation `CHC'], HMO Blue, Cigna/HealthSource South Carolina, Inc., and Carolina Care Plan.

Revenues generated from billings to Blue Cross Blue Shield of South Carolina ("BCBS") and its subsidiaries, BCHP and Companion Property and Casualty Insurance Company ("CP&C"), totaled approximately 40%, 39%, and 38% of the Company's total revenues for fiscal years 2005, 2004, and 2003, respectively.

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2005:


                                        Percent of                 Percent of
            Payor                     Patient Visits                Revenue
-------------------------------       ---------------            -------------


                                              16                          11
Patient Pay
                                                                            4
Employer Paid                         9
                                                                            7
HMO                                   6
                                                                          12
Workers' Compensation                 10
                                                                          11
Medicare/Medicaid                     14
                                                                          52
Managed Care Insurance                42

Other  (Commercial  Indemnity,                                              3
Champus, etc.)                        3
                                      ---------------            -------------
                                      ---------------            ---------------
                                                 100                    100
                                      ===============            =============

In accordance with the Administrative Services Agreements described previously, UCI-SC, as the agent for each P.A., processes all payments for the P.A. (When payments for the P.A. are received, they are deposited in accounts owned by each P.A. and are automatically transferred to a lockbox account owned by UCI-SC.) In no event are the physicians entitled to receive such payments. The patient mix in no way affects our management service fees per the Administrative Services Agreement.

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

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor's offices, other competing freestanding medical centers, and physical therapy offices. Some of these providers have financial resources that are greater than our resources. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had, in the past, a higher degree of recognition and acceptance by patients than centers such as ours. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as limited appointment opportunities, and the attractiveness of our state-wide network to large employers and third party payors. We have implemented substantial marketing efforts, which currently include radio and television advertisements. We have also added regional marketing representatives, developed focused promotional material, and initiated a newsletter for employers promoting our activities.

Government Regulation

As participants in the health care industry, our operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels.

Limitations on the Corporate Practice of Medicine

Federal law and the laws of many states, including South Carolina and Tennessee, generally specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Under such laws, business corporations such as UCI and UCI-SC are prohibited from practicing medicine or exercising control over the provision of medical services. In order to comply with such laws, all medical services at our centers are provided by or are under the supervision of the P.A. pursuant to contracts with UCI-SC. The P.A. is organized so that the physicians who are employed by the P.A. offer all physician services. Neither UCI nor UCI-SC employs practicing physicians as practitioners, exerts control over any physician's decisions regarding medical care, or represents to the public that it offers medical services.

As described previously, UCI-SC has entered into an Administrative Services Agreement with each P.A. to perform all non-medical management of the applicable P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business - Organizational Structure.)

Because of the unique structure of the relationships existing between UCI-SC and each P.A., many aspects of our business operations have not been the subject of state or federal regulatory interpretation. We have no assurance that a review by the courts or regulatory authorities of the business formerly or currently conducted by us will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change so as to restrict the existing operations or any potential expansion of our business.

Third Party Payments

Approximately eleven percent of our revenue is derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

The Office of the Inspector General (the "OIG"), the government office that is charged with the enforcement of the federal Anti-kickback Statute, issued an advisory opinion regarding a proposed management services contract unrelated to us that involved a cost plus a percentage of net revenue payment arrangement ("Advisory Opinion 98-4"). Based on its analysis of the intent and scope of the Anti-kickback Statute, the OIG determined that it could not approve the arrangement because the structure of the management agreement raised the following concerns under the Anti-kickback Statute: (i) the agreement might include financial incentives to increase patient referrals; (ii) the agreement did not include any controls to prevent over utilization; and (iii) the percentage billing arrangement may include financial incentives that increase the risk of abusive billing practices. The OIG opinion did not find that the management arrangement violated the Anti-kickback Statute, rather that the arrangement may involve prohibited remuneration absent sufficient controls to minimize potential fraud and abuse. An OIG advisory opinion is only legally binding on the Department of Health and Human Services (including the OIG) and the requesting party and is limited to the specific conduct of the requesting party because additional facts and circumstances could be involved in each particular case. Accordingly, we believe that Advisory Opinion 98-4 does not have broad application to the provision by UCI and UCI-SC of nonmedical management and administrative services for the centers. We also believe that we have implemented appropriate controls to ensure that the arrangements between UCI and UCI-SC and the centers do not result in abusive billing practices or the over utilization of items and services paid for by federal health programs.

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

HIPPA

Under the Health Insurance Portability and Accountability Act of 1996 ("HIPPA"), the Secretary of Health and Human Services ("HHS") has adopted national data interchange standards for some types of electronic transactions and the data elements used in those transactions; adopted security standards to protect the confidentiality, integrity and availability of patient health information; and adopted privacy standards to prevent inappropriate access, use and disclosure of patient health information. In December 2000, HHS published the final privacy regulations that took effect in April 2003. These regulations restrict the use and disclosure of individually identifiable health information without the prior informed consent of the patient. In February 2003, HHS published the final security regulations, which took effect in April 2005. These regulations mandate that healthcare facilities implement operational, physical and technical security measures to reasonably prevent accidental, negligent or intentional inappropriate access or disclosure of patient health information. We have made changes to our business operations to support these regulatory requirements. We feel that our current operations fully support the requirements to comply with the above regulations.

Employees

As of September 30, 2005, we had 675 employees (516 on a full-time equivalent basis). This amount includes 110 medical providers employed by the P.A.

Item 2.  Properties

All but one of our primary care center's facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One center is leased from a physician employee of the P.A.

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. Twenty primary care centers are in the Columbia, South Carolina region (including six physical therapy offices, one pediatric office, and one Orthopedic office), eleven in the Charleston, South Carolina region (including five physical therapy offices), five in the Myrtle Beach, South Carolina region, two in the Aiken, South Carolina region (including one physical therapy office), eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee. Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all free-standing buildings in good repair.

Item 3.  Legal Proceedings

We are a party to various claims, legal activities and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 26, 2005, UCI's annual meeting of the shareholders was held and the following actions were taken:

     Holders of UCI's common stock represented at the meeting voted to re-elect Joseph A. Boyle, CPA, Ashby M. Jordan, M.D., and John M. Little, Jr., M.D. to the Board of Directors for terms expiring at the 2008 annual meeting of stockholders, as follows:


                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Joseph A. Boyle, CPA                  9,033,790       8,684,770          349,020
                  Ashby M. Jordan, M.D.                 9,033,790       8,670,270          363,520
                  John M. Little, Jr., M.D.             9,033,790       8,684,770          349,020


Holders of UCI's common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2005, as follows:


                                        Number
                                        Voting            For           Against         Abstain
                                     -------------    ------------     -----------    -------------
                                        9,033,790       8,685,878         344,872            3,040

                                     PART II

     Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2005

     1st quarter (10/01/04 - 12/31/04)                           $2.30            $1.08
     2nd quarter (01/01/05 - 03/31/05)                            2.02             1.55
     3rd quarter (04/01/05 - 06/30/05)                            4.02             1.99
     4th quarter (07/01/05 - 09/30/05)                            3.24             2.87

Fiscal Year Ended September 30, 2004

     1st quarter (10/01/03 - 12/31/03)                           $1.80            $1.20
     2nd quarter (01/01/04 - 03/31/04)                            3.00             1.67
     3rd quarter (04/01/04 - 06/30/04)                            3.00             1.46
     4th quarter (07/01/04 - 09/30/04)                            1.90             1.04

As of September 30, 2005, there were 261 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

No equity securities of UCI were sold by UCI or repurchased by UCI during the fiscal year ended September 30, 2005.

Item 6.  Selected Financial Data

                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------
                                                                     For the year ended September 30,
                                               -----------------------------------------------------------------------------
                                               ----------- -- ------------- -- ------------ -- ------------ -- -------------
                                                  2005            2004            2003            2002             2001
                                               -----------    -------------    ------------    ------------    -------------

Revenues                                          $56,642          $47,474         $43,518         $38,527          $38,117
Net income (loss)                                   7,541            3,214           2,375           1,394          (1,475)
Basic earnings (loss) per share                       .77              .33             .25            .14             (.15)
Diluted earnings (loss) per share                     .76              .33             .25            .14             (.15)
Basic weighted average number of
    shares outstanding                              9,740            9,718           9,650           9,651            9,651
Diluted weighted average number of
    shares outstanding                              9,879            9,718           9,650           9,651            9,651


                                                    BALANCE SHEET DATA

                                                ----------------------------------------------------------------------------
                                                                      At September 30, (in thousands)
                                                ----------------------------------------------------------------------------
                                                ------------ -- ---------- -- ------------ -- ------------- -- -------------
                                                   2005           2004           2003             2002             2001
                                                ------------    ----------    ------------    -------------    -------------

Working capital                                     $ 6,690        $3,228         $ 2,925          $ 2,515         $(6,245)
Property and equipment, net                           6,013         4,845           4,028            3,765            3,977
Total assets                                         23,399        17,549          15,859           14,517           14,983
Long-term debt, including current portion             4,758         3,504           3,327            4,079            7,210
Stockholders' equity (deficiency)                    13,321         5,780           2,566              190          (1,204)

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

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional bad debt expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired by determining if a permanent impairment has occurred. This evaluation is done annually on September 30th of each year or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of the business that is to be sold or otherwise disposed. At such time as impairment is determined, the intangible assets are written off during that period.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation reserve.

Company structure

     Our consolidated financial statements include the accounts of UCI and UCI-SC. Such consolidation is required under FIN 46, as revised. We believe that the P.A. is a viable interest entity (VIE) as defined by FIN 46, as revised. However, if the P.A. is subsequently determined not to be a VIE, the P.A. would continue to be consolidated with UCI under the guidance of EITF 97-2, "Application of FASB Statement No. 94 and A.P.B. Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of each P.A. According to the application of FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FIN No. 46, as revised (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of September 30, 2005 and 2004, the P.A. employed 110 and 111 medical providers, respectively.

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

Comparison of Fiscal Year Ended September 30, 2005 to Fiscal Year Ended September 30, 2004 and Comparison of Fiscal Year Ended September 30, 2004 to Fiscal Year Ended September 30, 2003

Revenues of $56,642,000 in fiscal year 2005 reflected an increase of approximately 19% from the fiscal year 2004 revenues of $47,474,000, which reflected an increase of approximately 9% from the amount reported for fiscal year 2003. The following reflects revenue trends from fiscal year 2001 through fiscal year 2005:

                                               For the year ended September 30, (in thousands)

                            2005                2004               2003                 2002               2001
                         ------------       -------------       ------------       ---------------     --------------

Revenues                  $   56,642        $    47,474         $    43,518        $    38,527         $    38,117
Operating Costs               42,310             36,733              33,264             31,069              29,710
Operating Margin              14,332             10,741              10,254              7,458               8,407

The increase in revenues from fiscal year 2004 to fiscal year 2005 is attributed to the opening of four new centers and an increase in the number of patient visits and improved revenue per patient.

The number of our centers remained constant at 36 from September 30, 2001 to September 30, 2002. The number of centers in operation increased from 36 to 41 during fiscal year 2003. We added seven physical therapy offices (two in the Greenville-Spartanburg, South Carolina region, three in the Columbia, South Carolina region, and two in the Charleston, South Carolina region), and we closed two offices during fiscal year 2003 (one in the Tennessee region and one in the Greenville-Spartanburg, South Carolina region). The number of centers increased from 41 to 43 during fiscal year 2004. We added two physical therapy offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region). The number of centers in operation increased from 43 to 47 during fiscal year 2005. We added three Doctors Care offices (two in the Columbia, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Charleston, South Carolina region).

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") [formerly known as Companion Healthcare Corporation `CHC'] and Companion Property & Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in four HMOs and are the primary care "gatekeeper" for more than 7,000 lives in fiscal year 2005; 8,000 lives in fiscal year 2004; and 9,000 lives in fiscal year 2003. As of September 30, 2005, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics. (See Footnote 14 to audited consolidated Financial Statements for information on related parties.)

Sustained revenues in fiscal years 2005, 2004, and 2003 also reflect our occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers' compensation" on the table depicted below). Approximately 16% of our total revenue was derived from these occupational medicine services in fiscal year 2005, while 18% was derived in both fiscal years 2004 and 2003.

Patient encounters were 553,000 in fiscal year 2005, 506,000 in fiscal year 2004, and 469,000 in fiscal year 2003. The increase in the number of patient visits was mainly a result of an intense advertising campaign throughout South Carolina, an increase in provided services, the opening of four new centers, and continued successful efforts at enhanced customer service and patient satisfaction.

No new significant competition entered our market during fiscal years 2005, 2004, and 2003.

The increase in the operating margin in 2005 of approximately 33% was largely the result of increased revenues. The increase in the operating margin during fiscal year 2004 was also due to increased revenues.

The following table breaks out our revenue and patient visits by revenue source for fiscal years 2005, 2004, and 2003.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                          2005   2004   2003           2005   2004     2003
                                                         ------- ------ ------        ------- ------ ---------
                                                             16     18     16             11     12        11
        Patient Pay
                                                              9      9     10              4      5         5
        Employer Paid
                                                              6      8      8              7      9        10
        HMO
                                                             10     10     10             12     13        13
        Workers' Compensation
                                                             14     12     11             11      8         7
        Medicare/Medicaid
                                                             42     40     41             52     49        48
        Managed Care Insurance
                                                              3      3      4              3      4         6
        Other (Commercial Indemnity, Champus, etc.)
                                                         ------- ------ ------        ------- ------ ---------
                                                         ------- ------ ------        ------- ------ ---------
                                                            100    100    100            100    100       100
                                                         ======= ====== ======        ======= ====== =========

As managed care plans attempt to cut costs, they typically increase the administrative burden of providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by a managed care plan versus a traditional indemnity plan continues to grow. Management expects this trend to continue.

Bad debt expense, a component of operating costs, was approximately $3,108,000 (or approximately 5% of revenue) for fiscal year 2005, $2,359,000 (or approximately 5% of revenue) for fiscal year 2004, and $1,889,000 (or approximately 4% of revenue) for fiscal year 2003. The collection percentage for the established South Carolina centers has remained constant for the past 5 years.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of the centers. General and administrative expenses increased to $7,791,000 in fiscal year 2005 as compared to $6,250,000 in fiscal year 2004. The increase is primarily the result of advertising expense.

Depreciation and amortization expense increased slightly to $1,019,000 in fiscal year 2005 as compared to $1,013,000 in fiscal year 2004. Net interest expense decreased to $549,000 in fiscal year 2005 down from $693,000 in fiscal year 2004. This decrease was the result of more favorable terms and a lower interest rate under the new loan agreement.

We evaluate the valuation allowance regarding deferred tax assets on a more likely than not basis. In determining that it was more likely than not that the recorded deferred tax asset would be realized, our management considered the following:

o        Recent historical operating results.

o The budgets and forecasts that management and the Board of Directors have adopted.

o The ability to utilize net operating losses NOLs prior to their expiration.

o The potential limitation of NOL utilization in the event of a change in ownership.

o The generation of future taxable income in excess of income reported on the consolidated financial statements.

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was realizable. Therefore, we recorded an adjustment of approximately $4,500,000 based upon our current financial position and results from operations, and our forecast of the next twelve months. During the year ended September 30, 2005, the Company recorded income tax expense of approximately $1,931,000.

Results of Operations for the Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004:

Revenues of $14,786,000 for the quarter ending September 30, 2005 reflect an increase of approximately 24 percent from those of the quarter ending September 30, 2004. The increase is attributed to an increase in the number of patient visits and improved revenue per patient.

Patient encounters increased to 139,000 in the fourth quarter of fiscal year 2005 from 130,000 in the fourth quarter of fiscal year 2004.

The nineteen percent increase in operating costs reflects routine salary adjustments and increases in advertising costs.

The decrease in net interest expense was the result of more favorable terms under the new BB&T Loan Agreement. Financial Condition at September 30, 2005 and September 30, 2004

Cash and cash equivalents increased by approximately $428,000 from September 30, 2004 to September 30, 2005.

Accounts receivable increased from $7,383,000 at September 30, 2004 to $8,778,000 at September 30, 2005. This increase was attributable to the increase in revenues during fiscal year 2005.

The increase in property and equipment is the result of medical equipment purchases and facility renovations of approximately $2,191,000.

Long term debt increased from $3,504,000 at September 30, 2004 to $4,758,000 at September 30, 2005. On June 16, 2005, we entered into a loan agreement with Branch Banking & Trust Company of South Carolina in the principal amount of $4,300,000 to refinance an existing term loan at more favorable terms and a lower interest rate in order to pay the balance in full for all pre-petition taxes due to the Internal Revenue Service and the South Carolina Department of Revenue. The new variable interest rate is Branch Banking & Trust Company of South Carolina's prime interest rate plus half a percent per annum and is repayable monthly, with the final payment due on June 16, 2009.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of September 30, 2005, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $3,414,000 of cash during the fiscal year 2005, compared with approximately $3,749,000 during the fiscal year 2004. This decrease was the result of an increase in accounts receivable, which was due to increased patient encounters.

Investing activities used $2,191,000 of cash during fiscal year 2005 and 1,833,000 of cash during fiscal year 2004. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $794,000 in cash during the fiscal year 2005 as compared to approximately $2,065,000 in cash during the fiscal year 2004. This decrease is primarily the result of increased borrowings under the loan agreement offset by regular principal payments.

Overall, our current assets exceed our current liabilities at September 30, 2005 by $6,690,000 or a current ratio of 2.29.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005:

                                                                  Payment Due By Period

Contractual Obligations            Total             < 1 Year          1-3 Years          3-5 Years          > 5 Years


Long-term Debt                     $ 4,662,890        $ 1,164,100        $1,867,631        $ 1,631,159           --
Capital Lease                           95,215             95,215          --                 --                 --
Operating Lease                     34,475,029          2,956,417         5,836,323          5,020,215       $20,662,074

Please refer to the financial statement Footnotes No. 9 and 12.

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

Historically, we derive approximately eleven percent of our revenues from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. Additionally, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with these laws, but we cannot assure you that our activities will not be challenged or scrutinized by governmental authorities.

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

      We are subject to certain special risks in connection with the intangible assets reported on our balance sheet. As a result of our various acquisition transactions, intangible assets (net of accumulated amortization) of approximately $3.4 million have been recorded on our balance sheet as of September 30, 2005. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our intangible assets in the fiscal year ending September 30, 2002. Instead, after an initial review of our intangible assets for impairment in connection with our adoption of this new accounting principle, we analyze our intangible assets on an annual basis for impairment of value.

Under these current accounting standards, our net unamortized balance of intangible assets acquired was not considered to be impaired as of September 30, 2005. In the past, however, we have recorded impairments to our intangible assets when appropriate. For example, effective September 30, 2001, we recorded impairment in the approximate amount of $750,000 to reduce our intangible assets to fair value. We recorded this impairment because we combined two of our Knoxville, Tennessee locations, and we also had decreased profitability in a Columbia and Greenville center. Therefore, we deemed that the goodwill associated with these three locations was impaired and should be written off.

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

The attacks of September 11, 2001 have contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response, and other future developments, may adversely affect prevailing economic conditions. These developments, depending on their magnitude, could have a material adverse effect on our operating results and financial condition.

Risks Related to Our Common Stock

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

As of September 30, 2005, BlueChoice HealthPlan "BCHP" [formerly known as Companion HealthCare Corporation `CHC'], a wholly-owned subsidiary of BCBS, owned in the aggregate 6,726,019 shares, or approximately 69.05 percent, of our outstanding common stock. Under various agreements among BCHP and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entity, as a group, to obtain and then maintain an aggregate ownership of 48 percent of our outstanding voting stock. To the extent the BCBS subsidiary exercises its right in conjunction with a sale of voting stock by us, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by the BCBS subsidiary to exercise its purchase rights. Consequently, to the extent the BCBS subsidiary elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to the BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

         Certain affiliates have the ability to exercise substantial influence.

The substantial ownership of our common stock by the BCBS subsidiary and other of our affiliates may provide them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by our stockholders. As a result, other stockholders may be unable to successfully oppose matters that are presented by these entities for action by stockholders, or to take actions that are opposed by these entities. The ownership by these entities may also have the effect of delaying, deterring, or preventing a change in our control without the consent of these entities. These effects could reduce the value of our stock. In addition, sales of common stock by these entities could result in another stockholder obtaining control over us.

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

Approximately $572,000 of our debt at September 30, 2005 was subject to fixed interest rates. Approximately $4,186,000 of our debt at September 30, 2005 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2005, our interest expense on an annualized basis would increase approximately $42,000 for each increase of one percent in the prime rate.

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

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing standards define "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 9B.  Other Information

None.

                                    PART III



Item 10.   Directors and Executive Officers of the Registrant

Directors

Our Certificate of Incorporation provides for a classified Board of Directors so that, as nearly as possible, one-third of the members of the Board are elected at each annual meeting to serve until the third annual stockholders' meeting after their election.

Directors Whose Terms Expire at the Annual Meeting Expected to be Held in 2008:

     Joseph A. Boyle, CPA, 51, has served as the President and Chief Executive Officer of Affinity Technology Group, Inc. since January 2000 and as its Chairman since March 2001. Mr. Boyle served as Affinity's Senior Vice President and Chief Financial Officer from September 1996 until January 2000 and as Chairman and Chief Executive Officer of Surety Mortgage, Inc., a wholly owned subsidiary of Affinity, from December 1997 until December 2001. Mr. Boyle is a certified public accountant and since January 2005 has served as Chief Operating Officer of Community Resource Mortgage, Inc., a wholly owned subsidiary of Community Bancshares, Inc. From April 2003 to August 2004, Mr. Boyle was a partner in the accounting firm of Elliott Davis, LLC. From June 1982 until August 1996, Mr. Boyle was employed by Price Waterhouse, LLP and from 1993 until 1996 was a partner in its Kansas City, Missouri office where he specialized in the financial services industry. Mr. Boyle was most recently reelected as a director at the annual meeting of stockholders in 2005.

     Ashby M. Jordan, M.D., 65, has served as one of our directors since August 1996 and as Vice President of Medical Affairs of Blue Cross Blue Shield of South Carolina since December 1986. Prior to joining Blue Cross Blue Shield of South Carolina, Dr. Jordan was the Vice President of Medical Affairs for CIGNA HealthPlan of South Florida, Inc. Dr. Jordan is Board Certified by the American Board of Pediatrics. Dr. Jordan was most recently reelected as a director at the annual meeting of stockholders in 2005

     John M. Little, Jr., M.D., MBA, 54, has served as one of our directors since August 1998 and is currently the Vice President for HealthCare Services and Chief Medical Officer for Blue Cross Blue Shield of South Carolina. Dr. Little also served in the same position at BlueChoice Health Plan (formerly known as Companion HealthCare Corporation) from 1994 to 2000. Prior to joining BlueChoice Health Plan (formerly known as Companion HealthCare Corporation) in 1994, Dr. Little served as Assistant Chairman for Academic Affairs, Department of Family Practice, Carolinas Medical Center, Charlotte, North Carolina from 1992 to 1994. Dr. Little was most recently reelected as a director at the annual meeting of stockholders in 2005.

Directors Whose Terms Expire at the Annual Meeting Expected to be Held in 2007:

Jean E. Duke, CPA, 50, has owned a consulting business since December 2004 providing services primarily for insurance and financial organizations. Prior to that, Ms. Duke was affiliated with Colonial Life & Accident Insurance Company, serving in the roles of Senior Vice President, Customer & Information Services, and President & Chief Financial Officer, from August 2002 to December 2004. Ms. Duke is a certified public accountant. A graduate of Leadership Columbia, she was named the Financial Executive of the Year by the Columbia chapter of the Institute of Management Accountants, the Distinguished Young Alumni by the Moore School of Business, and was honored with the Tribute to Women and Industry award by the Young Women's Christian Association. Ms. Duke has held leadership and board positions with many professional and business organizations as well as continuing to be active in numerous community organizations. Ms. Duke was elected as a director at the annual meeting of stockholders in 2004. Timothy L. Vaughn, CPA, 40, has served as Chief Financial Officer of BlueChoice Health Plan (formerly known as Companion HealthCare Corporation) since January 2000. He served as TRICARE Contracts Manager for Blue Cross Blue Shield of South Carolina from 1997 to 2000. This federal program provided health benefits administration for military dependents and retirees across the nation. Mr. Vaughn is a certified public accountant and has been named a Fellow in both the Academy of Healthcare Management and Life Management Institute and is currently serving as Corporate Secretary and Treasurer of EAP Alliance, Inc. in Columbia, South Carolina. He is a member of numerous professional and civic organizations. Mr. Vaughn was most recently elected as a director at the annual meeting of stockholders in 2004.

Directors Whose Terms Expire at the Annual Meeting Expected to be Held in 2006:

Harold H. Adams, Jr., 58, has served as one of our directors since June 1994 and as Chairman and owner of Adams and Associates International and Southern Insurance Managers since June 1992. He served as President of Adams Eaddy and Associates, an independent insurance agency, from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter designation and is currently a member of the President's Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 34 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2003.


Charles M. Potok, 56, has served as our Chairman of the Board since February 2003, and has served as one of our directors since September 1995. He has served as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Company, a wholly-owned subsidiary of Blue Cross Blue Shield of South Carolina, since March 1984 and, as President of Companion Property and Casualty Company since April 2002. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Prior to joining Companion Property and Casualty Company, Mr. Potok served as Chief Property and Casualty Actuary and Director of the Property and Casualty Division of the South Carolina Department of Insurance. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 2003.

 Executive Officers

The following sets forth certain information concerning our executive officers of UCI.

D. Michael Stout, M.D., 60, has served as Executive Vice President of Medical Affairs of UCI and Doctors Care, P.A. ("DC-SC") since 1985 and as President and Chief Executive Officer of UCI, UCI-SC, DC-SC and Doctors Care of Tennessee, P.C. since November 1, 2002, and of COSM since April 5, 2005. He is Board Certified in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society, and the American College of Physician Executives. He graduated from Brown University Medical School in 1980 and practiced medicine for Doctors Care since 1983. Recently, he was elected as a member of the Board of Directors of the South Carolina Campaign to Prevent Teen Pregnancy.

Jerry F. Wells, Jr., CPA, 43, has served as our Executive Vice President and Chief Financial Officer since he joined us in February 1995 and as our Corporate Secretary since December 1996. He has served as Executive Vice President of Finance, Chief Financial Officer and Corporate Secretary of UCI-SC since December 1996, the Corporate Secretary of DC-SC since December 1996, and the Corporate Secretary of COSM and PPT since April 5, 2005. Prior to joining us, he served as a Senior Manager and consultant for PricewaterhouseCoopers LLP from 1985 until February 1995. Mr. Wells is a certified public accountant and is a member of the American Institute of Certified Public Accountants, the South Carolina Association of Certified Public Accountants, and the North Carolina CPA Association.

Board of Directors and Board Committees

Board of Directors

The Board of Directors held a total of four meetings during our fiscal year ended September 30, 2005. No director attended fewer than 75 percent of the aggregate of: (1) the total of these Board meetings; and (2) the total number of meetings of the committees upon which the director served. Among the standing committees established by the Board of Directors are a Compensation Committee, an Audit Committee, and a Nominating Committee. All current directors, other than Ashby M. Jordan, M.D., Harold H. Adams, Jr., and Timothy L. Vaughn, CPA, attended our 2005 annual stockholder meeting. We expect our directors to dedicate sufficient time, energy, and attention to ensure the diligent performance of their duties, including attending our stockholder meetings and the meetings of the Board and its Committees on which they serve.

Audit Committee

We describe the functions of the Audit Committee under the heading "Report of the Audit Committee" in this Form 10-K on page 34. The Audit Committee operates under a written Charter. All of the members of the Audit Committee are independent within the meaning of SEC regulations. The Board of Directors has determined that Mr. Boyle and Ms. Duke are financial experts, as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. The Audit Committee met four times during the fiscal year ended September 30, 2005 and consisted of Mr. Adams, Ms. Duke and Mr. Boyle, with Mr. Boyle acting as Chairman.

Compensation Committee

During our fiscal year ended September 30, 2005, the Compensation Committee consisted of Dr. Little, Dr. Jordan, Mr. Vaughn, and Mr. Potok, with Mr. Potok acting as Chairman. This committee monitors our executive compensation plan, practice and policies, including all salaries, bonus awards, and fringe benefits, and makes recommendations to the Board of Directors with respect to changes in existing executive compensation plans and the formation and adoption of new executive compensation plans. This committee met one time during our fiscal year ended September 30, 2005. The report of the Compensation Committee appears in this Form 10-K on page 29.

Nominating Committee

The Nominating Committee makes recommendations to the Board with respect to the size and composition of the Board, reviews the qualifications of potential candidates for election as director, and recommends director nominees to the Board. All of the members of the Nominating Committee are independent within the meaning of SEC regulations. The Nominating Committee operates under a written Charter. The Nominating Committee met one time during the fiscal year ended September 30, 2005 and consisted of Mr. Adams, Ms. Duke, and Mr. Boyle, with Mr. Adams acting as Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the directors, officers, and beneficial owners of more than ten percent of a registrant's common stock to file reports of holdings and acquisitions in common stock with the Securities and Exchange Commission. To our knowledge, based solely upon a review of such reports furnished to us, and written representations that no other reports were required, we believe that all of our directors and officers complied during our fiscal year ended September 30, 2005 with the filing requirements under Section 16(a) of the 1934 Act.

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed a copy of this code as Exhibit 14 to our annual report on Form 10-K for the fiscal year ended September 30, 2003.

Item 11.   Executive Compensation

The following table summarizes for each of the indicated years the compensation earned by each of our executive officers, as that term is defined by Securities and Exchange Commission rules, whose annual compensation from us for all services provided to us or our subsidiaries during any of the indicated years exceeded $100,000.

                                            Summary Compensation Table
                                                                                    Long Term
                                              Annual Compensation                  Compensation

                                                                                    Securities
                                                                                    Underlying          All Other
Name and Principal Position         Fiscal Year    Salary (1)    Bonus (1)           Options           Compensation
---------------------------         -----------    ----------    ---------           -------           ------------

D. Michael Stout, M.D.                  2005      $278,100                                  0                  0
                                     $94,000
President and                           2004        261,000          81,000                 0                  0
                                                  (2)
Chief Executive Officer                 2003        227,000          88,000                 0                  0
                                                  (2)

Jerry F. Wells, Jr., CPA                2005      $183,900                                  0                  0
                                     $70,000
Executive Vice President,               2004        166,100          59,000                 0                  0
Chief Financial Officer,                2003        144,500          39,000                 0                  0
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

(2) For services performed by Dr. Stout for UCI-SC, Dr. Stout received an annual salary of $50,000 in each of the three fiscal years ended September 30, 2005, 2004, and 2003. For services performed by Dr. Stout for DC-SC, Dr. Stout received an annual salary of $228,000, $211,000, and $177,000 in the fiscal years ended September 30, 2005, 2004 and 2003. Dr. Stout has served as the President and Chief Executive Officer of UCI, UCI-SC, and DC-SC since November 1, 2002.

Fiscal Year End Option Values

The following table sets forth certain information with respect to unexercised options to purchase our common stock held at September 30, 2005. None of the named executive officers exercised any options during the fiscal year ended September 30, 2005. Additionally, no options were granted to any officer or director during the fiscal year ended September 30, 2005.


                                               2005 Fiscal Year End
                                                   Option Values
                                      Number of Securities Underlying                 Value of Unexercised
                                          Unexercised Options at                          In-the-Money
                                              Fiscal Year End                      Options at Fiscal Year End
                                 ------------------------------------------  ---------------------------------------
             Name                   Exercisable          Unexercisable          Exercisable        Unexercisable
---------------------------------------------------- ---------------------- -------------------- -------------------




                                      89,825                   0                     0                   0
D. Michael Stout, M.D.
President and
Chief Executive Officer


                                      109,825                  0                     0                   0
Jerry F. Wells, Jr., CPA
Executive    Vice    President,
Chief  Financial  Officer,  and
Corporate Secretary


Director Compensation

Currently, members of our Board receive the following retainer fees: $6,000 per fiscal year for the Chairman, $5,000 per year for Committee members, and $4,000 per year for all other members of the Board. We also reimburse directors for out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors of our company.

During the fiscal year ended September 30, 1996, we adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provided for the granting of options to two non-employee directors for the purchase of 10,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options to Harold H. Adams, Jr., and 5,000 options to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2005, stock options for 5,000 shares were outstanding under the 1996 Non-Employee Plan, all of which were exercisable.

During the fiscal year ended September 30, 1997, we adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provided for the granting of options to three non-employee directors for the purchase of 20,000 shares of our common stock at the fair market value as of the date of grant. Under this plan, we issued 5,000 options each to Thomas G. Faulds, Ashby M. Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2005, stock options for 10,000 shares were outstanding under the 1997 Non-Employee Plan, all of which were exercisable.

Employment Contracts

We have not entered into employment agreements with our Executive Officers.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been our executive officer or employee or an executive officer or employee of any of our subsidiaries. None of the members of the Compensation Committee is or has been a member of the compensation committee of another entity. None of our executive officers are or have been a member of the compensation committee, or a director, of another entity.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors generally determines the compensation of our executive officers. This committee reviews and recommends to the Board the salaries and other compensation of all of our officers and directors. The Compensation Committee also administers our Stock Incentive Plans. The following report is being furnished with respect to certain compensation paid or awarded to our executive officers during the fiscal year ended September 30, 2005.

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

Performance Graph

The following graph compares cumulative total shareholder return of UCI's common stock over a five-year period with The NASDAQ Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 2000.






                          Insert Performance Graph Here








                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/00      09/30/01       09/30/02       09/30/03      09/30/04      09/30/05
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.           100.00         77.50          65.00         297.50        297.50        717.50
Peer Group                             100.00        263.40         192.17         288.74        359.84        521.08
NASDAQ Market Index                    100.00         40.97          32.96          50.52         53.56         60.93

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

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of September 30, 2005. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock as indicated in their respective Schedule 13D filings as filed with the Securities and Exchange Commission as of September, 2005, (ii) each of our directors, each nominee for director, and each of our executive officers individually, and (iii) all of our directors and executive officers, as a group. The percentages are calculated based on 9,740,472 shares of common stock outstanding on September 30, 2005.

                                                                                 Shares
                                                                              Beneficially
                                  Name                                         Owned (1)            Percentage
------------------------------------------------------------------------- -----------------         -------------
Blue Cross Blue Shield of South Carolina (2)...................................6,726,019                  69.05
Harold H. Adams, Jr................................................................2,500                     *
Joseph A. Boyle, CPA...................................................................0                      0
Jean E. Duke, CPA..................................................................2,000                      *
Ashby M. Jordan, M. D................................................................. 0                      0
John M. Little, Jr., M.D...............................................................0                      0
Charles M. Potok.......................................................................0                      0
Timothy L. Vaughn, CPA.................................................................0                      0
D. Michael Stout, M.D. (3).......................................................393,985                    4.04
Jerry F. Wells, Jr. (4)..........................................................109,825                    1.13
All current directors and executive officers
    As a group (9 persons).......................................................508,310                    5.20

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

(2) The business address of the named beneficial owner is I-20 at Alpine Road, Columbia, SC 29219. The shares reflected in the table are held of record by BlueChoice HealthPlan ("BCHP") [formerly known as Companion HealthCare Corporation `CHC'] 6,107,838 shares and Companion Property & Casualty Corporation ("CP&C") 618,181 shares, wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina.

     (3) Includes 89,825 shares issuable pursuant to currently exercisable stock options and 10,000 shares held by Dr. Stout's spouse, Paulette J. Stout.

(4) All shares are issuable pursuant to currently exercisable stock options.


Equity Compensation Plan Information

The following table provides information about our common stock authorized for issuance under all of our existing equity compensation plans as of September 30, 2005.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans [excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)]
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity     compensation     plans
approved by security holders                 240,650                      2.27                       438,250

Equity   compensation  plans  not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                   240,650                      2.27                       438,250
                                      =======================    =======================     =========================

Item 13.   Certain Relationships and Related Transactions

Administrative Services Agreements

As used in this Form 10-K, the term UCI-SC refers to UCI Medical Affiliates of South Carolina, Inc., our wholly-owned subsidiary; the term DC-SC refers to Doctors Care P.A., a professional corporation affiliated with us; the term DC-TN refers to Doctor's Care of Tennessee, P.C., a professional corporation affiliated with us; the term PPT refers to Progressive Physical Therapy, P.A., a professional corporation affiliated with us; the term COSM refers to Carolina Orthopedic & Sports Medicine, P.A., a professional corporation affiliated with us; and the term P.A. refers collectively to DC-SC, DC-TN, PPT and COSM.

UCI-SC has entered into Administrative Services Agreements with each of the P.A. Under these Administrative Services Agreements, which have an initial term of forty years, UCI-SC performs all non-medical management for the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC provides all of the resources (systems, procedures and staffing) to bill third party payors or patients, and provides all of the resources (systems, procedures and staffing) for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician and physical therapist salaries, and all other operating costs of the centers and of UCI-SC. UCI-SC sets compensation guidelines for the licensed medical professionals at the P.A. and establishes guidelines for establishing, selecting, hiring, and firing of the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors, with the P.A. executing certain of the contracts at the request of a minority of payors. UCI-SC does not loan or otherwise advance funds to any P.A. for any purpose.

During our fiscal years ended September 30, 2005 and 2004, the P.A. received an aggregate of approximately $56,642,000 and $47,474,000, respectively, in fees prior to deduction by the P.A. of their payroll and other related deductible costs covered under the Administrative Services Agreements. For accounting purposes, we combine the operations of the P.A. with our operations, as reflected in our consolidated financial statements.

D. Michael Stout, M.D. is the sole shareholder of DC-SC, DC-TN and COSM, and since November 1, 2002, has served as the President and Chief Executive Officer of UCI, UCI-SC, DC-SC and DC-TN. Since its incorporation on April 1, 2005, Dr. Stout has served as the President of COSM. Prior to November 1, 2002, Dr. Stout was the Executive Vice President of Medical Affairs for UCI and UCI-SC, and was the President of DC-SC and DC-TN. Barry E. Fitch, P.T. is the sole shareholder of PPT and has served as its President since the incorporation of PPT on April 5, 2005.

Medical Center Leases

A partnership in which M. F. McFarland III, MD., our former Chief Executive Officer and Chairman of the Board, is a general partner leases to UCI-SC the Doctors Care Northeast facility. We renewed the lease in October 1997 for a fifteen-year term. We believe the terms of this lease to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements. Total lease payments made by UCI-SC under this lease during the fiscal years ended September 30, 2005 and 2004 were $96,000 each year, plus utilities and real estate taxes.

Other Transactions with Related Parties

As of September 30, 2005, BlueChoice HealthPlan ("BCHP") [formerly known as Companion Healthcare Corporation `CHC'], a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina ("BCBS"), owns 6,107,838 shares of our common stock and Companion Property and Casualty Insurance Company ("CP&C"), another wholly owned subsidiary of BCBS, owns 618,181 shares of our common stock, which combine to approximately 69.05 percent of our outstanding common stock. The following is a historical summary of purchases of our common stock by BCBS subsidiaries from us.


                              Blue Cross Blue Shield of South                          Price            Total
              Date                        Carolina                     Number           per           Purchase
            Purchased                    Subsidiary                   of Shares        Share            Price
       -------------------  -------------------------------------   --------------  ------------  ------------------
                            BlueChoice HealthPlan
            12/10/93                                             *      333,333        $1.50          $ 500,000
                            BlueChoice HealthPlan
            06/08/94                                             *      333,333        3.00            1,000,000
                            BlueChoice HealthPlan
            01/16/95                                             *      470,588        2.13            1,000,000
                            BlueChoice HealthPlan
            05/24/95                                             *      117,647        2.13              250,000
                            BlueChoice HealthPlan
            11/03/95                                             *      218,180        2.75              599,995
                            BlueChoice HealthPlan
            12/15/95                                             *      218,180        2.75              599,995
                            BlueChoice HealthPlan
            03/01/96                                             *      315,181        2.75              866,748

            06/04/96        Companion Property and Casualty             218,181        2.75              599,998

            06/23/97        Companion Property and Casualty             400,000        1.50              600,000

         *BlueChoice HealthPlan ("BCHP") [formerly known as Companion HealthCare Corporation `CHC'].

Our common stock acquired by BCHP and CP&C was purchased pursuant to exemptions from the registration requirements of federal securities laws available under
Section 4(2) of the 1933 Act. Consequently, the ability of the holders to resell such shares in the public market is subject to certain limitations and conditions. BCHP and CP&C purchased these shares at share prices below market value at the respective dates of purchase in part as a consequence of the lower issuance costs incurred by us in the sale of these unregistered securities and in part as consequence of the restricted nature of the shares. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the respective stock purchase agreements.

From time to time, BCHP has purchased additional shares of our common stock directly from other stockholders of the company. We were not a party to those transactions.

BCHP and CP&C have the option to purchase as many shares from us as may be necessary for BCBS and its subsidiaries in the aggregate to obtain and maintain ownership of 48 percent of the outstanding common stock. To the extent either of these BCBS subsidiaries exercises its right in conjunction with a sale of voting stock by us, the price to be paid by such entity is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by a BCBS subsidiary to exercise its purchase rights. Consequently, to the extent either of the BCBS subsidiaries elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to a BCBS subsidiary will have the effect of reducing the percentage voting interest in us represented by a share of the common stock.

During the fiscal year ended September 30, 1998, UCI-SC entered into a capital lease purchase agreement with BCBS for a new billing and accounts receivable system, which includes computer equipment, for an aggregate purchase price of $1,253,000. UCI-SC has the option to purchase the equipment at the end of the lease term for $1. The lease obligation recorded at September 30, 2005 is $95,200, which includes lease addenda. We believe the terms of the lease purchase agreement to be no more or less favorable to UCI-SC than the terms that would have been obtainable through arm's-length negotiations with unrelated third parties for a similar billing and accounts receivable system, which includes computer equipment.

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

UCI-SC, through DC-SC, provides services to members of a health maintenance organization operated by BCHP who have selected DC-SC as their primary care provider. We believe the terms of the agreement with BCHP to be no more or less favorable to UCI-SC than those that would have been obtainable through arm's-length negotiations with unrelated third parties for similar arrangements.

Item 14.  Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee's charter, as revised as of June 9, 2005, specifies that the purpose of the Committee is to oversee and monitor:

         (1) the integrity of the company's accounting and financial reporting process, including the financial reports and other financial information provided by the company to the public,

         (2) the independence and qualifications of the company's external auditor,

         (3)      the performance of the company's external auditor,

         (4) the company's system of internal accounting and financial controls,

         (5) the company's system of public and private disclosure controls, and the company's compliance with laws, regulations, and the company's Code of Ethics and any other code of ethics applicable to the company.

The full text of the Charter was filed as Appendix A to our Proxy Statement which was filed with the Securities and Exchange Commission on June 13, 2005. In carrying out its responsibilities, the Audit Committee, among other things

         (1) monitors preparation of quarterly and annual financial reports by our management;

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

The Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Committee's meetings include, whenever appropriate, executive sessions with our independent auditors and with our internal auditors.

As part of its oversight of our financial statements, the Committee reviewed and discussed with both management and our independent auditors the audited consolidated financial statements for the year ended September 30, 2005. Management advised the Committee that these financial statements had been prepared in accordance with generally accepted accounting principles. The discussions with Scott McElveen, L.L.P. also included the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as amended by Statement on Auditing Standards No. 90, including the quality of our accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in our financial statements. The Committee also discussed with Scott McElveen, L.L.P. matters relating to Scott McElveen L.L.P.'s independence, including a review of audit and non-audit fees and the written disclosures and letter from Scott McElveen, L.L.P. to the Committee as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

Based on the above-described discussions and reviews, the Audit Committee recommended to the Board that the Board approve the inclusion of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2005 for filing with the Securities and Exchange Commission.


         Submitted by the Audit Committee of the Board of Directors.

         Joseph A. Boyle, CPA, Chairman
         Harold H. Adams, Jr.
         Jean E. Duke, CPA

Audit Fees

The following table presents for the fiscal years ending September 30, 2005 and 2004 under the heading: (1) "Audit Fees," the aggregate fees billed for professional services rendered by Scott McElveen, L.L.P. for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and for services that are normally provided by Scott McElveen, L.L.P. in connection with our statutory and regulatory filings or engagements; (2) "Audit-Related Fees," the aggregate fees billed for assurance and related services by Scott McElveen, L.L.P. that are reasonably related to the performance of the audit or review of our financial statements; and, (3) "Tax Fees," the aggregate fees billed for professional services rendered by Scott McElveen, L.L.P. for tax compliance, tax advice, and tax planning.

                                              FY05                FY04
                                           -----------         -----------
                                           -----------         -----------
Audit Fees(1)                              $81,000             $66,125
Audit Related Fees(2)                          8,000           $  7,350
Tax Fees(3)                                  14,000            $16,500

(1) Includes primarily fees relating to the audit of the Company's annual financial statements and for reviews of the financial statements included in the Company's reports on Form 10-Q.

     (2) Includes fees for services related to the audit of the Company's 401(k) Plan and Form 5500 preparation.

3     Includes fees related to tax compliance, and tax advice.

The Audit Committee pre-approved all audit related services, tax services, and other services and concluded that provision of these services was compatible with maintaining Scott McElveen, L.L.P.'s independence in conducting its audit services.

                                     PART IV


Item 15.   Exhibits and Financial Statement Schedules

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page(s)

Report of Independent Registered Accounting Firm.............................................................37

Consolidated Balance Sheets at September 30, 2005 and 2004...................................................38

Consolidated Statements of Operations for each of the three years ended September 30, 2005............................................................................39

Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years ended September 30, 2005................................................40

Consolidated Statements of Cash Flows for each of the three years ended September 30, 2005............................................................................41

Notes to Consolidated Financial Statements................................................................42-55


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

             Report of Independent Registered Public Accounting Firm






To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/S/ SCOTT MCELVEEN, L.L.P.


Columbia, South Carolina
November 23, 2005
..

              SIGNED ORIGINAL ON SCOTT MCELVEEN, L.L.P. LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                                UCI Medical Affiliates, Inc.
                                 Consolidated Balance Sheets
                                                                                    September 30,
                                                                         -------------------------------------
                                                                               2005                2004
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                             $                    $
                                                                         961,610              533,533
   Accounts receivable, less allowance for doubtful accounts
     of $2,949,127 and $2,368,464                                              8,778,025            7,382,619
   Inventory                                                                     623,941              618,446
   Deferred taxes                                                              1,319,457              500,000
   Prepaid expenses and other current assets                                     192,279              266,788
                                                                         -----------------    ----------------
Total current assets                                                          11,875,312            9,301,386

Property and equipment, less accumulated depreciation of
   $11,327,037 and $10,307,556                                                 6,013,236            4,845,296
Deferred taxes                                                                 2,104,606                   --
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814                                     3,391,942            3,391,942
Other assets                                                                      14,278               10,322
                                                                         -----------------    ----------------
Total Assets                                                             $                    $
                                                                         23,399,374           17,548,946
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                     $                    $
                                                                               1,259,315              972,108
   Accounts payable                                                              882,988            1,669,565
   Accrued salaries and payroll taxes                                          1,979,048            1,926,095
   Current portion of pre-petition payroll taxes                                      --              595,744
   Accrued uncompensated absences                                                320,434              301,601
   Other accrued liabilities                                                     743,862              608,308
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current liabilities                                                      5,185,647            6,073,421
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------

Long-term liabilities
   Accounts payable                                                            1,115,711            1,193,935
   Deferred tax liability                                                        278,211                   --
   Long-term portion of pre-petition payroll taxes                                    --            1,970,102
   Long-term debt, net of current portion                                      3,498,790            2,531,789
                                                                         -----------------    ----------------
Total long-term liabilities                                                    4,892,712            5,695,826
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             10,078,359           11,769,247
                                                                         -----------------    ----------------

Commitments and contingencies (Note 16)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000
    Issued and outstanding- 9,740,472 shares                                     487,024              487,024
   Paid-in capital                                                            21,719,130           21,719,130
   Accumulated deficit                                                        (8,885,139)         (16,426,455)
                                                                         -----------------    ----------------
Total Stockholders' Equity                                                    13,321,015            5,779,699
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                               $                    $
                                                                         23,399,374           17,548,946
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                                UCI Medfical Affiliates, Inc.
                             Consolidated Statement of Operations
                                                                          For the Three Years Ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2005                    2004                  2003
                                                               ------------------      -----------------     ------------------

Revenues                                                       $   56,641,717          $   47,473,880        $   43,518,068
Operating costs                                                     42,309,660              36,732,966            33,264,015
                                                               ------------------      -----------------     ------------------
Operating margin                                                    14,332,057              10,740,914            10,254,053

General and administrative expenses                                  7,791,365               6,250,282             5,990,293
Depreciation and amortization                                        1,019,481               1,013,114             1,144,631
                                                               ------------------      -----------------     ------------------
Income from operations                                               5,521,211               3,477,518             3,119,129
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expense
  Interest expense, net of interest income                             (548,855)              (692,581)             (743,763)
                                                               ------------------      -----------------     ------------------

Income before income taxes                                            4,972,356               2,784,937             2,375,366

Income tax benefit                                                    2,568,960                                           --
                                                                                       429,000
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Net income                                                     $     7,541,316         $     3,213,937       $     2,375,366
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic earnings per share                                             $.77                    $.33                  $.25
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,740,472               9,717,849             9,650,472
                                                               ==================      =================     ==================

Diluted earnings per share                                           $.76                    $.33                  $.25
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding                    9,879,345               9,717,849            9,650,472
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                                  UCI Medical Affiliates, Inc.
                          Consolidated Statements of Changes in Stockholders' Equity
                                  For the Three Years Ended September 30, 2005
                                            Common Stock
                                   -------------------------------
                                                                                                  Accumulated
                                      Shares          Par Value         Paid-In Capital            Deficit                Total
                                   --------------    -------------     ------------------     -------------------     ------------
                                   --------------    -------------     ------------------     -------------------     ------------
Balance, September 30, 2002          9,650,515        $482,524           $21,723,630            $(22,015,758)          $   190,396
   Net income                               --                --                --                 2,375,366             2,375,366
   Other                                   (43)               --                --                     --                      --
                                   --------------    -------------     ------------------     -------------------     ------------
                                   --------------    -------------     ------------------     -------------------     ------------
Balance, September 30, 2003          9,650,472        $482,524           $21,723,630            $(19,640,392)           $2,565,762
   Net income                               --                --                --                 3,213,937             3,213,937
   Other                                90,000           4,500                (4,500)                  --                      --
                                   --------------    -------------     ------------------     -------------------     ------------
                                   --------------    -------------     ------------------     -------------------     ------------
Balance, September 30, 2004          9,740,472        $487,024           $21,719,130            $(16,426,455)           $5,779,699
                                   --------------    -------------     ------------------     -------------------     ------------
                                   --------------    -------------     ------------------     -------------------     -------------
   Net income                               --                --                --                 7,541,316             7,541,316
   Other                                    --                --                --                     --                      --
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2005          9,740,472        $487,024           $21,719,130             $(8,885,139)          $13,321,015
                                   ==============    =============     ==================     ===================     =============

                        The accompanying notes are an integral part of these consolidated financial statements.

                                    UCI Medical Affiliates, Inc.
                                  Consolidated Statements of Cash Flows
                                                                              For the Three Years Ended September 30,
                                                                        -----------------------------------------------------
                                                                            2005               2004                2003
                                                                        --------------    ----------------    ---------------
Operating activities:
Net income                                                                $ 7,541,316         $ 3,213,937        $ 2,375,366
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                           3,108,369           2,358,571          1,888,594
      Depreciation and amortization                                         1,019,481           1,013,114          1,144,631
      Deferred taxes                                                      (2,645,852)          (500,000))              --
Changes in operating assets and liabilities:
      Increase in accounts receivable                                     (4,503,775)         (2,866,767)        (2,413,388)
      (Increase) decrease in inventory                                        (5,495)              27,874          (252,525)
      (Increase) decrease in prepaid expenses and other current assets                           (39,122)             69,512
                                                                        74,509
      Increase (decrease) in accounts payable and accrued expenses        (1,174,981)             541,280            780,264
                                                                        --------------    ----------------    --------------
Cash provided by operating activities                                       3,413,572           3,748,887          3,592,454
                                                                        --------------    ----------------    ---------------

Investing activities:
Purchases of property and equipment                                       (2,187,421)         (1,830,643)        (1,407,853)
(Increase) decrease in other assets                                           (3,956)             (2,500)             42,661
                                                                        --------------    ----------------    ---------------

Cash used in investing activities                                         (2,191,377)         (1,833,143)        (1,365,192)
                                                                        --------------    ----------------    ---------------

Financing activities:
Borrowings on term note agreement                                           4,300,000           2,750,000              --
Payments on long-term debt                                                (3,045,792)         (2,572,789)
                                                                                                                   (751,792)
Payments on other obligations                                             (2,048,326)         (2,242,557)        (1,061,633)
                                                                        --------------    ----------------    ---------------

Cash used in financing activities                                           (794,118)         (2,065,346)        (1,813,425)
                                                                        --------------    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                              428,077           (149,602)            413,837
Cash and cash equivalents at beginning of year                                533,533             683,135            269,298
                                                                        --------------    ----------------
                                                                        --------------    ----------------    ---------------

Cash and cash equivalents at end of year                                    $ 961,610          $  533,533          $ 683,135
                                                                        ==============    ================    ===============

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

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each of the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, the Company has a long-term financial interest in the affiliated practices of each P.A. and the Company has exclusive authority over decision-making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FIN No. 46, the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

On May 27, 2005, UCI-SC entered into an Administrative Service Agreement with Progressive Physical Therapy, P.A., a South Carolina professional corporation ("PPT"). A copy of the Administrative Service Agreement was filed as Exhibit
10.32 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2005. Pursuant to the agreement, PPT will serve as the operating entity for the physical therapy services managed and administered by UCI-SC.

On May 27, 2005, UCI-SC entered into an Administrative Service Agreement with Carolina Orthopedic & Sports Medicine, P.A., a South Carolina professional corporation ("COSM"). A copy of the Administrative Service Agreement was filed as Exhibit 10.34 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2005. Pursuant to the agreement, COSM will serve as the operating entity for the orthopedic and sports medicine services managed and administered by UCI-SC.

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

Accounts Receivable

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs. Concentration of credit risk related to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the state. The accounts receivable balances serve as collateral for certain of the Company's financing arrangements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses, which may result from the inability of customers to make required payments. The allowance is based on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a client that may be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the allowance for doubtful accounts is increased by recording additional bad debt expense.

Certain reclassifications have been made to fiscal years 2003 and 2004 to conform to the fiscal year 2005 presentation.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents. At September 30, 2005, the Company had cash deposits in excess of federally insured limits in the approximate amount of $703,000.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Segment Information

Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

The Company provides nonmedical management and administrative services for a network of 47 freestanding medical centers, 46 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (29 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 15 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, and one as Carolina Orthopedic and Sports Medicine in South Carolina).

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued revised SFAS No. 123R, "Share-Based Payment". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation". The statement eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and encourages early adoption.

In September 2004, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". The Task Force reached a conclusion that Contingently Convertible Instruments ("Co-Cos") should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. Through September 30, 2005, EITF Issue No. 04-08 had no effect on the Company.

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

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period's financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

NOTE 3.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4.  INTANGIBLES

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2005, and determined there had not been any impairment.

NOTE 5.  EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options. All warrants and options to purchase shares of common stock were excluded from the calculation at September 30, 2005, 2004, and 2003, respectively, because of their antidilutive effect.

NOTE 6.  PROPERTY AND EQUIPMENT

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

Property and equipment consists of the following at September 30:


                                                    September 30, 2005                  September 30, 2004
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                               ------------- --------------- ----------------   --------------- ---------------
------------------------------ ------------- --------------- ----------------   --------------- ---------------
                                       5-40       $ 412,750       $  140,242         $ 412,750       $ 127,561
Building
                                        N/A          66,000              --             66,000              --
Land
                                       5-15       4,272,788        2,128,779         3,227,974       1,831,172
Leasehold Improvements
                                       1-10       2,499,647        1,652,536         2,150,779       1,480,513
Furniture & Fixtures
                                        1-5       1,402,274        1,304,436         1,402,274       1,304,436
EDP - Companion
                                       1-10       1,889,263        1,259,914         1,620,673       1,123,043
EDP - Other
                                       5-10       5,057,944        3,582,397         4,762,020       3,301,417
Medical Equipment
                                       1-10       1,672,027        1,202,848         1,442,802       1,090,025
Other Equipment
Autos                                  3-10          67,580           55,885            67,580          49,389

                                             --------------- ----------------   --------------- ---------------
                                                $17,340,273      $11,327,037       $15,152,852     $10,307,556
Totals
                                             =============== ================   =============== ===============

At September 30, 2005 and 2004, capitalized leased equipment included above amounted to approximately $119,000, net of accumulated amortization of $73,000 and $62,000, respectively.

Depreciation expense totaled $1,019,481, $1,013,114, and $1,144,631, for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTE 7.  ADVERTISING COSTS

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $1,068,000, $681,000, and $470,000, respectively, for each of the three fiscal years ended September 30, 2005, 2004 and 2003, respectively.

NOTE 8.  INCOME TAXES

The components of the benefit for income taxes for each of the three years ended September 30 are as follows:

                                                               2005              2004               2003

                                                           -------------     --------------      -----------
                                                                             --------------      -----------

Current:
                                                              $ 100,000           $ 71,000       $
   Federal                                                                                               --
                                                                     --                 --               --
   State
                                                           -------------     --------------      -----------
                                                           -------------     --------------      -----------
                                                                100,000             71,000               --
                                                                             --------------      -----------
                                                           -------------     --------------      -----------

Deferred:
                                                            (2,668,960)          (500,000)
   Federal                                                                                               --
                                                                     --                 --               --
   State
                                                           -------------     --------------      -----------
                                                           -------------     --------------      -----------
                                                            (2,668,960)          (500,000)               --
                                                           -------------     --------------      -----------
                                                           -------------     --------------      -----------
                                                           $(2,568,960)         $(429,000)       $
Total income tax (benefit)                                                                               --
                                                           =============     ==============      ===========

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2005, 2004, and 2003, the Company's deferred tax assets (liabilities) and the related valuation allowances are as follows:

                                                2005               2004               2003

                                            -------------       ------------       ------------
                                                                ------------       ------------
                                            $                   $                  $
Accounts receivable                         1,128,041           905,937            712,183
                                                                                         23,377
Other                                       285,509             --
                                               1,948,362           4,160,049          5,156,716
Operating loss carry forwards
                                                (129,265)           (226,118)          (262,737)
Fixed assets
Goodwill                                        (278,211)
                                                                --                 --
Accruals                                         191,416             155,098            186,511
                                                                ------------       ------------
                                            -------------       ------------       ------------
                                                                $ 4,994,966        $5,816,050
                                            $3,145,852
                                            =============       ============       ============
                                                                ============       ============
                                            $                   $ 4,494,966        $5,816,050
Valuation allowance                         --
                                            =============       ============       ============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income were as follows for the years ended September 30:

                                               2005                2004                2003

                                           -------------        ------------       -------------
                                             $1,760,583         $                  $
Tax at federal statutory rate                                   974,728            814,764

Effect on rate of:
                                                215,403              (62,808)           (60,919)
   Amortization of goodwill
                                                  8,294                7,350              9,755
   Non deductible expenses
                                                441,726              (27,186)            37,085
   State income taxes & other
                                             (4,994,966)          (1,321,084)          (800,685)
   Change in valuation allowance
                                           -------------        ------------       -------------
                                           $(2,568,960)         $ (429,000)        $         --

                                           =============        ============       =============

At September 30, 2005, the Company has net tax operating loss (NOL) carryforwards expiring in the following years ending September 30,
2020                 $3,681,057
2021                  1,112,283
2022                     18,660
2023                     63,181
2024                     71,858
2025                    146,717
                ----------------
                ----------------
                     $5,093,756

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

During the year ended September 30, 2005, management determined that it was more likely than not that the recorded deferred tax asset was realizable. Therefore, a $4,500,000 adjustment was recorded to reduce the valuation allowance based upon the Company's current financial position and results of operations, and the forecast of the next twelve months.

NOTE 9.  LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                                                   2005                 2004

                                                                             -----------------    ------------------

Term note in the amount of $4,300,000 dated June 16, 2005, payable in monthly installments including interest at a rate of prime plus 1/2% (prime rate is
6.75% as of September 30, 2005) of $94,977 from July 2005 to June 2006 and
$76,033 from July 2006 to June 2009, maturing June 16, 2009, $
collateralized by substantially all assets of the Company.                   4,032,907            $
                                                                                                  --


Note payable in the amount of $1,600,000 with monthly installments of $13,328 including interest at 8% through January 1, 2009 collateralized by
accounts   receivable  from  patients  and  leasehold   interests  and  the  476,733              593,409
guarantee of the P.A.


Note payable to a financial institution in the amount of $280,000, dated May 11,
2002, with monthly installments including interest at a rate of prime plus 1.5%
(prime rate is 6.75% as of September 30, 2005) of $2,377 from May 2005 to June
2010, with a final payment of all remaining principal and accrued interest due in June 2010, collateralized by a
mortgage on one of the Company's  medical  facilities with a net book value  153,250              170,982
of approximately $405,000.


Term note in the amount of $2,750,000  dated  February 9, 2004,  payable in monthly  installments of $51,982 including interest at a rate of prime plus
1% (prime rate is 6.75% as of September  30,  2005),  maturing  February 9,
2009,  collateralized by accounts  receivable from patients.  The term note                --
was satisfied on June 16, 2005.                                                                   2,465,418
                                                                             -----------------    ------------------
                                                                             -----------------    ------------------

     Subtotal                                                                4,662,890            3,229,809



Capitalized  lease  obligation  with  monthly  payments of $16,195  through
March 16, 2006                                                               95,215               274,088
                                                                             -----------------    ------------------
                                                                                                  ------------------

                                                                             4,758,105            3,503,897
                                                                                  (1,259,315)
Less, current portion                                                                             (972,108)
                                                                             -----------------    ------------------
                                                                                                  ------------------
                                                                                   $                    $
Total Long-Term Debt                                                         3,498,790            2,531,789
                                                                             =================    ==================

Aggregate maturities of notes payable and capital leases are as follows:


                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                          $1,164,100           $  95,215           $1,259,315
     2006
                                             902,121                  --              902,121
     2007
                                             965,510                  --              965,510
     2008
                                           1,604,196                  --            1,604,196
     2009
                                              26,963                  --               26,963
     2010
                                     ----------------    ----------------     ----------------
                                          $4,662,890           $  95,215           $4,758,105

                                     ================    ================     ================

During fiscal year 2005, the Company borrowed $4,300,000 under a loan agreement with Branch Banking & Trust Company of South Carolina to refinance an existing term loan at more favorable terms and a lower interest rate in order the pay the balance in full for all pre-petition taxes due to the Internal Revenue Service and the South Carolina Department of Revenue. The agreement contains certain restrictive covenants including restricting the purchase of capital assets in excess of $1,500,000 during any fiscal year and requiring net worth of $4,500,000 as of fiscal year end 2005 and increasing by at least the net profits after taxes less approved dividends over the prior fiscal year end result each fiscal year thereafter. The Company was in violation of one of its debt covenants. The covenant requires that annual aggregate capital expenditures not exceed $1,500,000. The Company has received a letter from the lender that has waived the violation through September 30, 2005.

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions were approximately $547,000, $439,000, and $277,000, in fiscal years 2005, 2004, and
2003, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching three times the employee's contribution percentage. The Company's matching contributions were approximately $185,000, $130,000, and $118,000, in fiscal years 2005, 2004, and
2003, respectively.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2005, there were no stock options outstanding under the 1984 Plan.

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant (or for 10% or higher shareholders, at 110% of the fair market value of the stock at the date of grant). Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. At September 30, 2005, stock options for 177,650 shares were outstanding under the 1994 Plan.

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options are exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2005, stock options for 5,000 shares were outstanding under the 1996 non-employee plan, all of which were exercisable.

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to three non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2005, stock options for 10,000 shares were outstanding under the 1997 non-employee plan, all of which were exercisable.

NOTE 11.  STOCKHOLDERS' EQUITY

In February 1999, the shareholders approved an increase in the number of authorized shares to 50,000,000. The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.



                                                                      1996               1997
                                    1984              1994         Non-Employee      Non-Employee
       Stock Options                Plan              Plan            Plan               Plan
-----------------------------                     -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

----------------------------- --- ---------- ---- ------------- -- ------------ ---- -------------
Outstanding at 09/30/02               9,300         340,650           10,000            15,000
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

  Exercisable at 09/30/02             9,300         340,650           10,000            15,000

  Forfeited FY 02/03                 (9,300)        (14,000)          (5,000)           (5,000)
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------
Outstanding at 09/30/03                       --    326,650            5,000            10,000
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

  Exercisable at 09/30/03                --         326,650            5,000            10,000

  Forfeited FY 03/04                     --                 --              --                 --
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/04                  --         326,650            5,000            10,000
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

  Exercisable at 09/30/04                --          326,650           5,000            10,000

  Forfeited FY 04/05                     --        (101,000)                --                 --
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/05                  --         225,650            5,000            10,000
                                  ==========      =============    ============      =============

The Company has not granted options under any plans during fiscal years 2005, 2004, and 2003 and there have been no shares exercised during 2005, 2004, or 2003.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------

             Outstanding at 09/30/02            $ .25           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/02              .25             2.63                  3.50                  2.50
                    Granted FY 02/03               --               --                    --                    --
                  Exercised FY 02/03               --               --                    --                    --
                  Forfeited FY 02/03               --             2.63                  3.50                  2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                    Granted FY 03/04               --               --                    --                    --
                  Exercised FY 03/04               --               --                    --                    --
                  Forfeited FY 03/04              N/A               --                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/04              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/04              N/A           $ 2.63                $ 3.50                $ 2.50
                    Granted FY 04/05               --               --                    --                    --
                  Exercised FY 04/05               --               --                    --                    --
                  Forfeited FY 04/05              N/A               --                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/05              N/A           $ 2.63                $ 3.50                $ 2.50
                                         =============    =============    ==================    ==================

The following table summarizes options outstanding and exercisable by price range as of September 30, 2005:



                                        Options Outstanding                          Options Exercisable


-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                149,650                1.74            1.94           149,650            1.94
$1.00 to $1.99
                                 38,000                1.64            2.67            38,000            2.67
$2.00 to $2.99
                                 43,000                 .64            3.31            43,000            3.31
$3.00 to $3.99
                                 10,000                 .35            4.00            10,000            4.00
$4.00 to $4.99
                         ---------------                                        --------------
                                240,650                                               240,650

                         ===============                                        ==============

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. All of the stock options had fully vested prior to October 1, 2000, and therefore, there was no compensatory effect for the three years ended September 30, 2005. The Company has historically calculated the fair value of stock options using the Black-Scholes option-pricing model.
-------------------------------------------

-------------------------------------------
During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued during the three fiscal years ended September 30, 2005, 2004, and 2003. On March 1, 2004, the company issued 90,000 shares of common stock to Allen & Company, Incorporated upon the exercise of its warrants issued in March of 1999.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2005, 2004 and 2003:


                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                     --------------
Outstanding at 09/30/02                    150,000              $1.00         03/03/99           03/03/04

Activity during FY 02/03:
    Exercised                                    --
    Expired                                      --
                                     --------------
                                     --------------
Outstanding at 09/30/03                    150,000               1.00         03/03/99           03/03/04
                                     --------------
                                     --------------

Activity during FY 03/04:
    Exercised                            (150,000)               1.00         03/03/99           03/03/04
    Expired                                     --
                                     --------------
                                     --------------
Outstanding at 09/30/04                        N/A
                                     --------------
                                     --------------

Activity during FY 04/05:
    Exercised                                    --
    Expired                                      --
                                     --------------
                                     --------------
Outstanding at 09/30/05                        N/A
                                     ==============

NOTE 12.  LEASE COMMITMENTS

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2005, are as follows:


                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                   2006                                     $ 2,956,417
                                   2007                                       2,969,443
                                   2008                                       2,866,880
                                   2009                                       2,587,861
                                   2010                                       2,432,354
                                                                             20,662,074
                                    Thereafter
                                                                        ----------------
                                                                            $34,475,029
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal years 2005, 2004 and 2003 was approximately $2,700,000, $2,600,000, and $2,600,000, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of BlueChoice HealthPlan ("BCHP") [formerly known as Companion HealthCare Corporation `CHC'], Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2005, BCHP owned 6,107,838 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 69% of the Company's outstanding common stock.

Facility Leases

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, Board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2005, 2004 and 2003, were approximately $96,000 for each year.

One medical facility operated by UCI-SC is leased from a physician employee of the P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2005, 2004, and 2003, were approximately $61,000, $61,000, and $50,000, respectively.

Other Transactions with Related Parties

At September 30, 2005, BCBS and its subsidiaries control 6,726,019 shares, or approximately 69% of the Company's outstanding common stock. The shares acquired by BlueChoice HealthPlan ("BCHP") [formerly known as Companion HealthCare Corporation `CHC'] and Companion Property & Casualty Insurance Company ("CP&C") from the Company were purchased pursuant to stock purchase agreements and were not registered. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2005 is $95,000.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C.

UCI-SC, through the P.A., provides services to members of a health maintenance organization ("HMO") operated by BlueChoice HealthPlan ("BCHP") [formerly known as Companion HealthCare Corporation `CHC'] who have selected the P.A. as their primary care provider.

During fiscal years 2005, 2004, and 2003, the Company paid BCBS and its subsidiaries approximately $15,000, $32,000, and $47,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 40%, 39%, and 38%, of the Company's total revenues for fiscal years 2005, 2004, and 2003, respectively.

NOTE 14.  CONCENTRATION OF CREDIT RISK

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 15% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $60,000 and $1,170,912, respectively. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit claims of approximately $1,230,000, $923,000, and $618,000, respectively, for each of the three fiscal years ended September 30, 2005, are included in these financial statements. The Company has accrued estimated incurred but not reported health claims of approximately $217,000 and $200,000 as of September 30, 2005 and September 30, 2004, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2005, and management intends to vigorously defend the Company in such matters.

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

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $549,000, $693,000, and $744,000, in the years ended September 30, 2005, 2004, and 2003, respectively. The Company paid approximately $96,000 and $70,000, of income tax payments in the year ended September 30, 2005 and 2004, respectively.

NOTE 17.   QUARTERLY FINANCIAL DATA (unaudited)

The quarterly data below is based on the Company's fiscal periods.

                                                             Fiscal Year Ended September 30, 2005
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2004        03/31/2005         06/30/2005         09/30/2005
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $12,194,000       $15,662,000        $14,000,000        $14,786,000
Operating Cost                                   9,154,000        11,579,000         10,328,000         11,249,000
Operating Margin                                 3,040,000         4,083,000          3,672,000          3,537,000
Net Income after Provision for
   Income Taxes                                  5,462,000           941,000            662,000            476,000
Basic Earnings per Common Share                        .56               .10                .07                .05
Diluted Earnings per Common Share                      .56               .10                .07                .05



                                                             Fiscal Year Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2003        03/31/2004         06/30/2004         09/30/2004
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $12,770,000       $11,490,000        $11,318,000        $11,896,000
Operating Cost                                   9,382,000         9,002,000          8,869,000          9,481,000
Operating Margin                                 3,388,000         2,488,000          2,448,000          2,416,000
Net Income after Provision for
   Income Taxes                                  1,298,000         1,124,000            236,000            555,000
Basic Earnings per Common Share                        .13               .12                .02                .06
Diluted Earnings per Common Share                      .13               .11                .02                .07


NOTE 18.  SUBSEQUENT EVENTS

On October 20, 2005, Doctors Care opened a new location in Bluffton, South Carolina.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI MEDICAL AFFILIATES, INC.                                    Date

/s/ D. Michael Stout, M.D.                               December 12, 2005
--------------------------
D. Michael Stout, M.D.

Its:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

/s/ D. Michael Stout, M.D.                        President and                          December 12, 2005
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer

/s/ Jerry F. Wells, Jr., CPA                      Executive Vice President and           December 12, 2005
-----------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

/s/ Harold H. Adams, Jr., CPCU                    Director                               December 12, 2005
------------------------------
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok                              Director                               December 12, 2005
--------------------
Charles M. Potok

/s/ Ashby Jordan, M.D.                            Director                               December 12, 2005
----------------------
Ashby Jordan, M.D.

/s/ John M. Little, Jr., M.D., MBA                Director                               December 12, 2005
----------------------------------
John M. Little, Jr., M.D., MBA

/s/ Timothy L. Vaughn, CPA                        Director                               December 12, 2005
--------------------------
Timothy L. Vaughn, CPA

/s/ Joseph A. Boyle, CPA                          Director                               December 12, 2005
------------------------
Joseph A. Boyle, CPA

/s/ Jean E. Duke, CPA                             Director                               December 12, 2005
---------------------
Jean E. Duke, CPA

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX



         Exhibit Number        Description
         2.1                   Order of  Confirmation  of UCI  Medical  Affiliates,  Inc.  ("UCI")  Dated  August  7, 2002
                               Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)
         2.2                   Order of  Confirmation  of UCI Medical  Affiliates of South  Carolina  Dated August 5, 2002
                               (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002)
         2.3                   Order of  Confirmation  of UCI Medical  Affiliates  of Georgia,  Inc.  Dated August 7, 2002
                               (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)
         2.4                   Order of  Confirmation  of  Doctors  Care,  P.A.  Dated  August  8, 2002  (Incorporated  by
                               reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)
         2.5                   Order  of  Confirmation   of  Doctors  Care  of  Tennessee,   P.C.  Dated  August  6,  2002
                               (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)
         2.6                   Order of Confirmation of Doctors Care of Georgia,  P.C. Dated August 7, 2002  (Incorporated
                               by reference to Exhibit 2.6 on the Form 8-K filed August 16, 2002)
         2.7                   Plan of  Reorganization  for UCI  (Incorporated by reference to Exhibit 2.7 on the Form 8-K filed August 16, 2002)
         2.8                   Plan of Reorganization  for UCI Medical  Affiliates of South Carolina,  Inc.  (Incorporated
                               by reference to Exhibit 2.8 on the Form 8-K filed August 16, 2002)
         2.9                   Plan of  Reorganization  of UCI  Medical  Affiliates  of  Georgia,  Inc.  (Incorporated  by
                               reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)
         2.10                  Plan of  Reorganization  of Doctors Care, P.A.  (Incorporated  by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)
         2.11                  Plan of  Reorganization  of Doctors Care of Tennessee,  P.C.  (Incorporated by reference to
                               Exhibit 2.11 on the Form 8-K filed August 16, 2002)
         2.12                  Plan of  Reorganization  for Doctors Care of Georgia,  P.C.  (Incorporated  by reference to
                               Exhibit 2.12 on the Form 8-K filed August 16, 2002)
         2.13                  Joint  Disclosure  Statement Filed as of May 3, 2002  (Incorporated by reference to Exhibit
                               2.13 on the Form 8-K filed August 16, 2002)
         2.14                  Addendum to Joint  Disclosure  Statement and Plans of  Reorganization  Filed as of June 14,
                               2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)
         2.15                  Second  Addendum  to Plans of  Reorganization  Filed as of July 29, 2002  (Incorporated  by
                               reference to Exhibit 2.15 on the Form 8-K filed August 16, 2002)
         3.1                   Amended  and  Restated  Certificate  of  Incorporation  of  UCI  filed  with  the  Delaware
                               Secretary  of State as of July 27, 1994  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         3.2                   Amended and Restated Bylaws of UCI dated as of November 23, 1993
                               (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         3.3                   Amendment to Amended and Restated
                               Bylaws of UCI dated as of August 21,
                               1996 (Incorporated by reference to
                               the exhibit of same number on the
                               Form 10-K filed for fiscal year
                               2003)


         3.4                   Amendment to Amended and Restated
                               Bylaws of UCI dated as of August 15,
                               2002 (Incorporated by reference to
                               Exhibit 3.4 on the Form 8-K filed as
                               of October 28, 2002)
         3.5                   Certificate  of  Amendment  of  Certificate  of  Incorporation   filed  with  the  Delaware
                               Secretary of State as of February  24, 1999  (Exhibit 3.5 on the Form 10-K filed for fiscal year 2002)
         4.1                   The  rights  of  security  holders  of the  registrant  are set  forth in the  registrant's
                               Certificate of Incorporation and Bylaws,  as amended,  included as Exhibits 3. 1 through 3.
                               5
         10.5                  Lease and License  Agreement  dated March 30, 1994  between  Doctors  Care,  P.A.  and Blue
                               Cross Blue  Shield of South  Carolina  (Incorporated  by  reference  to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.6                  Note Payable dated  February 28, 1995 between UCI-SC as payor,  and Companion  Property and
                               Casualty  Insurance  Company,  as payee  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.7                  Revolving  Line of Credit  dated  November  11, 1996  between  Carolina  First Bank and UCI
                               Incorporated  by  reference  to the  exhibit  of same  number on the Form  10-K  filed for fiscal year 2003)
         10.8**                Stock  Option  Agreement  dated  March  20,1996  between  UCI  and  Harold  H.  Adams,  Jr.
                               (Incorporated  by  reference  to the  exhibit  of same  number on the Form  10-K  filed for fiscal year 2003)
         10.9**                Stock Option Agreement dated March 20, 1996 between UCI and
                               Russell J.  Froneberger  (Incorporated  by  reference  to the exhibit of same number on the
                               Form 10-K filed for fiscal year 2003)
         10.11**               Stock Option Agreement dated March 27, 1997, between UCI and
                               Thomas G.  Faulds  (Incorporated  by  reference  to the  exhibit of same number on the Form
                               10-K filed for fiscal year 2003)
         10.12**               Stock  Option  Agreement  dated  March  27,  1997  between  UCI  and  Ashby  Jordan,   M.D.
                               (Incorporated  by  reference  to the  exhibit  of same  number on the Form  10-K  filed for fiscal year 2003)
         10.13**               Stock   Option   Agreement   dated  March  27,  1997  between  UCI  and  Charles  M.  Potok
                               (Incorporated  by  reference  to the  exhibit  of same  number on the Form  10-K  filed for fiscal year 2003)
         10.14**               UCI 1994  Incentive  Stock  Option Plan  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.17                 Administrative  Services  Agreement  dated April 24, 1998 by and  between  Doctors  Care of
                               Georgia,  P.C. and UCI Medical  Affiliates of Georgia,  Inc.  (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.18                 Administrative  Services  Agreement  dated April 24, 1998 by and  between  Doctors  Care of
                               Tennessee,  P.C. and UCI Medical Affiliates of Georgia, Inc.  (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.19                 Administrative  Services  Agreement dated August 11, 1998 between UCI Medical Affiliates of
                               South Carolina,  Inc. and Doctors Care, P.A.  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.21                 Stock Purchase  Option and  Restriction  Agreement  dated September 1, 1998 by and among D.
                               Michael Stout, M.D.; UCI Medical  Affiliates of Georgia,  Inc. and Doctors Care of Georgia,
                               P.C.  (Incorporated  by  reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)


         10.22               Stock Purchase Option and Restriction Agreement dated July 15, 1998    by and among D.
                             Michael Stout, M.D.; UCI Medical Affiliates of      Georgia, Inc.; and Doctors Care of Georgia,
                             P.C. (Incorporated by     reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         10.31               Stock Purchase Option and  Restriction  Agreement dated as of October 31, 2002 by and among
                             D. Michael Stout, M.D.; UCI Medical  Affiliates of South Carolina,  Inc.; and Doctors Care,
                             P.A. (Incorporated by reference to Exhibit 10.31 filed on Form 10-K for fiscal year 2002)
         14                  Code of Ethics dated as of November 25, 2003  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         21                  Subsidiaries  of the  Registrant  (Incorporated  by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         23*                 Consent of Independent Auditors
         31.1*               Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.
         31.2*               Rule 13a-14(a)/15d-14(a) Certification of Jerry F. Wells, Jr., CPA
         32*                 Section 1350 Certification
         99*                 Press Release dated December 12, 2005.

         *Filed herewith

         ** Denotes a management contract or compensatory plan or arrangement.