Form 10-Q
period 2005-12-31
UCI MEDICAL AFFILIATES INC
filed 2006-01-31
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For    the     quarterly     period     ended:     December     31,    2005
----------------------------------------------------------------------

     ( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE    ACT   OF    1934    For   the    transition    period    from:
to----------------------------------- -------------------------------

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(  )  Yes   ( X )  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes
( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at December 31, 2005.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2005
                           and September 30, 2005                                                          3

                           Condensed Consolidated Statements of Operations for the three months
                           ended December 31, 2005 and December 31, 2004                                   4

                           Condensed Consolidated Statements of Cash Flows for the three months
                           ended December 31, 2005 and December 31, 2004                                   5

                           Notes to Condensed Consolidated Financial Statements           6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9 -  12

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                   13

                  Item 4   Controls and Procedures                                               14 - 15

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   16

                  Item 1A  Risk Factors                                                                 16

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  16

                  Item 3   Defaults Upon Senior Securities                                              16

                  Item 4   Submission of Matters to a Vote of Security Holders                          17

                  Item 5   Other Information                                                   17

                  Item 6   Exhibits                                                                     17


SIGNATURES                                                                                              18

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     December 31, 2005
                                                                        (unaudited)            September 30, 2005
                                                                   -----------------------    ----------------------
Assets
Current assets
   Cash and cash equivalents                                                   $  456,182     $           961,610
   Accounts receivable, less allowance for doubtful accounts
       of $3,332,240 and $2,949,127                                             9,617,607           8,778,025
   Inventory                                                                      638,888             623,941
   Deferred taxes                                                               1,424,632           1,319,457
   Prepaid expenses and other current assets                                      376,004             192,279
                                                                   -----------------------    ----------------------
Total current assets                                                           12,513,313          11,875,312

Property and equipment less accumulated depreciation of
   $11,610,846 and $11,327,037                                                  6,328,911           6,013,236
Deferred taxes                                                                  1,627,431           2,104,606
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       14,278              14,278
                                                                   -----------------------    ----------------------
Total Assets                                                                 $ 23,875,875     $      23,399,374
                                                                   =======================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                           $  944,646     $        1,259,315
   Accounts payable                                                             1,384,585             882,988
   Accrued salaries and payroll taxes                                           2,126,793           1,979,048
   Accrued uncompensated absences                                                 311,220             320,434
   Other accrued liabilities                                                      431,208             743,862
                                                                   -----------------------    ----------------------
Total current liabilities                                                       5,198,452           5,185,647

Long-term liabilities
   Accounts payable                                                               806,278           1,115,711
   Deferred tax liability                                                         295,211             278,211
   Long-term debt, net of current portion                                       3,458,509           3,498,790
                                                                   -----------------------    ----------------------
                                                                   -----------------------    ----------------------
Total long-term liabilities                                                     4,559,998           4,892,712
                                                                   -----------------------    ----------------------
Total Liabilities                                                               9,758,450          10,078,359
                                                                   -----------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                               --                         --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 shares                                   487,024             487,024
   Paid-in capital                                                             21,719,130          21,719,130
   Accumulated deficit                                                        (8,088,729)          (8,885,139)
                                                                   -----------------------    ----------------------
Total Stockholders' Equity                                                     14,117,425          13,321,015
                                                                   -----------------------    ----------------------

Total Liabilities and Stockholders' Equity                                   $ 23,875,875     $      23,399,374
                                                                   =======================    ======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            Three Months Ended December 31,
                                                                     2005                    2004
                                                              --------------------     ------------------
                                                                                       ------------------

Revenues                                                              $14,631,891            $12,193,866
Operating costs                                                        11,010,042              9,153,706
                                                              --------------------     ------------------
                                                                                       ------------------
Operating margin                                                        3,621,849              3,040,160

General and administrative expenses                                     2,026,610              1,665,466
Depreciation and amortization                                             283,809                250,270
                                                              --------------------     ------------------
                                                                                       ------------------
Income from operations                                                  1,311,430              1,124,424

Other expense
   Interest expense, net of interest income                             (106,020)              (144,557)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before benefit (provision) for income taxes                      1,205,410                979,867
Income tax (provision) benefit                                          (409,000)              4,482,574
                                                              --------------------     ------------------

Net income                                                             $  796,410            $ 5,462,441
                                                                                       ==================
                                                              ====================     ==================

Basic earnings per share                                                 $    .08      $             .56
                                                              ====================     ==================
                                                                                       ==================

Basic weighted average common shares outstanding                        9,740,472              9,740,472
                                                              ====================     ==================
                                                                                       ==================

Diluted earnings per share                                               $    .08              $     .56
                                                              ====================     ==================
                                                                                       ==================

Diluted weighted average common shares outstanding                      9,928,122              9,740,472
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                             Three Months Ended December 31,
                                                                       2005                  2004
                                                                 ------------------    -----------------
Operating activities:
Net income                                                              $  796,410          $ 5,462,441
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          731,387              487,755
      Depreciation and amortization                                        283,809              250,270
      Deferred taxes                                                       389,000          (4,494,966)
      Changes in operating assets and liabilities:
          (Increase) in accounts receivable                            (1,570,969)            (783,352)
          (Increase) in inventory                                         (14,947)                  --
          (Increase) in prepaid expenses and other current               (183,725)            (153,850)
assets
          Increase in accounts payable and accrued expenses                327,474              116,922
                                                                                       -----------------
                                                                 ------------------

Cash provided by operating activities                                      758,439              885,220
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (599,484)            (359,782)
                                                                                       -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                        (599,484)            (359,782)
                                                                 ------------------    -----------------

Financing activities:
Payments on term-note                                                    (270,688)            (120,249)
Payments on other long-term obligations                                  (393,695)            (514,357)
                                                                 ------------------    -----------------

Cash used in financing activities                                        (664,383)            (634,606)
                                                                 ------------------    -----------------

Decrease in cash and cash equivalents                                    (505,428)            (109,168)
Cash and cash equivalents at beginning of period                           961,610              533,533
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                              $  456,182           $  424,365
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2005.

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

The Company provides nonmedical management and administrative services for a network of 49 freestanding medical centers, 48 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 16 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, and one as Carolina Orthopedic and Sports Medicine in South Carolina).

NOTE 2.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, our management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, we recorded a $4,495,000 adjustment to the valuation allowance based upon our current financial position, results from operations, and our forecast of future earnings. During the quarter ended December 31, 2005, our management recorded income tax expense of approximately $409,000.

NOTE 4.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of fiscal year 2005, and determined there had not been any impairment.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of December 31, 2005 and 2004, the P.A. employed 116 and 111 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Results of Operations

The Company provides nonmedical management and administrative services for a network of 49 freestanding medical centers, 48 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (30 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 16 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, and one as Carolina Orthopedic and Sports Medicine in South Carolina).

Revenues of $14,632,000 for the quarter ended December 31, 2005 reflect an increase of $2,438,000 or 20% from those of the quarter ended December 31, 2004.

We believe this increase in revenue is the result of opening additional operating facilities as well as an increase in patient encounters. Patient encounters were approximately 143,000 in the first quarter of fiscal year 2006 and 126,000 in the first quarter of fiscal year 2005.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2005, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP, we now participate in four HMOs and are the primary care gatekeeper for more than 6,000 lives at December 31, 2005. As of December 31, 2005, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company maintained sustained revenues in fiscal year 2005 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 16% of our total revenues from these occupational medicine services in the first quarter of fiscal year 2006 and approximately 17% in the first quarter of fiscal year 2005.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2006 and 2005.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2006     2005            2006      2005
                                                            ------- ---------       --------- ----------
                                                                15        16              10         11
        Patient Pay
                                                                 9         9               4          4
        Employer Paid
                                                                 6         6               7          7
        HMO
                                                                10        10              12         13
        Workers Compensation
                                                                14        15              13         11
        Medicare/Medicaid
                                                                43        41              50         50
        Managed Care Insurance
                                                                 3         3               4          4
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of $3,622,000 during the first quarter of fiscal 2006 as compared to an operating margin of $3,040,000 for the first quarter of fiscal 2005. The 19% increase in margin was primarily the result of increased revenues.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $2,027,000 in the first quarter of fiscal year 2006, up from $1,665,000 in the first quarter of fiscal year 2005. This increase is primarily the result of an increase in advertising costs during the first quarter of fiscal year 2006.

Depreciation and amortization expense increased to $284,000 in the first quarter of fiscal 2006, up from $250,000 in the first quarter of fiscal 2005. This slight increase is the result of equipment purchases and building renovations. Interest expense decreased to $106,000 in the first quarter of fiscal year 2006, down from $145,000 in the first quarter of fiscal 2005, due to the pay-down of debt.

During the quarter ended December 31, 2005, our management recorded income tax expense of approximately $409,000; compared to a one-time tax benefit adjustment of $4,483,000 that was recorded during the first quarter of fiscal year 2005.

Financial Condition at December 31, 2005

Cash and cash equivalents decreased by $505,000 during the quarter ended December 31, 2005, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by $840,000 during the quarter and is a result of increased revenues.

Long-term debt decreased from $4,758,000 at September 30, 2005 to $4,403,000 at December 31, 2005 due to regular principal pay-downs. Our management believes that it will be able to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of December 31, 2005, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $758,000 of cash during the first quarter of fiscal year 2006, compared to $885,000 during the first quarter of fiscal year 2005. This decrease is mainly due to an increase in accounts receivable offset by an increase in accrued liabilities.

Investing activities used $599,000 in the first quarter of fiscal year 2006 as compared to $360,000 in the first quarter of fiscal year 2005. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized $664,000 in cash during the first quarter of fiscal year 2006 as compared to $635,000 in the first quarter of fiscal year 2005, as a result of debt reduction.

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

Approximately $446,000 of our debt at December 31, 2005 was subject to fixed interest rates and principal payments. Approximately $3,957,000 of our debt at December 31, 2005 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2005, our interest expense on an annualized basis would increase approximately $40,000 for each increase of one percent in the prime rate.

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

                                     PART II

                                OTHER INFORMATION


 Item 1           Legal Proceedings
                  We are a party to certain litigation that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business, results of operations or financial condition.

Item 1A           Risk Factors
                  Our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

                  We are dependent upon the good reputation of our physicians.

                  The success of our business is dependent upon quality medical services being rendered by our physicians. As the patient-physician relationship involves inherent trust and confidence, any negative publicity, whether from civil litigation, allegations of criminal misconduct, or forfeiture of medical licenses, with respect to any of our physicians and/or our facilities could adversely affect our results of operations.

                  Our revenues and profits could be diminished if we lose the services of key physicians.

                  Substantially all of our revenues are derived from medical services performed by physicians. Some of our physicians produce more revenue than other physicians in our company. Certain of these higher producing physicians could retire, become disabled, terminate their employment agreements or provider contracts, or otherwise become unable or unwilling to continue generating revenues at the current level, or practicing medicine within our organization. Patients who have been served by those physicians could choose to request medical services from our competitors, reducing our revenues and profits. Moreover, we may not be able to attract or retain other qualified physicians into our company to replace the services of such physicians.

                  We may become subject to claims of medical malpractice for which our insurance coverage may not be adequate. Such claims could materially increase our costs and reduce our profitability.

                  Since we are involved in the delivery of healthcare services to the public, we are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We are currently insured under policies in amounts management deems appropriate, based upon historical claims and the nature and risk of our business. Nevertheless, there are exclusions and exceptions to coverage under each insurance policy that may make coverage for any claim unavailable, future claims could exceed the limits of available insurance coverage, existing insurers could become insolvent and fail to meet their obligations to provide coverage for such claims, and such coverage may not always be available with sufficient limits and at reasonable cost to adequately and economically insure us in the future. A judgment against us could materially increase our costs and reduce our profitability.


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

                  99.1     Press Release dated January 31, 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                                    /s/ Jerry F. Wells, Jr., CPA
------------------------------------                          --------------------------------------------
D. Michael Stout, M.D.                                        Jerry F. Wells, Jr., CPA
President and Chief Executive Officer                         Executive Vice President,
                                                              Chief Financial Officer and
                                                              Principal Accounting Officer



Date:  January 31, 2006