Form 10-Q
period 2006-03-31
UCI MEDICAL AFFILIATES INC
filed 2006-05-03
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For     the     quarterly     period     ended:      March     31,     2006
----------------------------------------------------------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. ( ) Large Accelerated Filer ( ) Accelerated Filer ( X ) Non-Accelerated Filer

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(  )  Yes   ( X )  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes
( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,740,472 at March 31, 2006. UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - March 31, 2006
                           and September 30, 2005                                                          3

                           Condensed Consolidated Statements of Operations for the three and
                           six months ended March 31, 2006 and March 31, 2005                     4

                           Condensed Consolidated Statements of Cash Flows for the six months
                           ended March 31, 2006 and March 31, 2005                                         5

                           Notes to Condensed Consolidated Financial Statements           6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9 -  12

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                   13

                  Item 4   Controls and Procedures                                               14 - 15

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   16

                  Item 1A  Risk Factors                                                                 16

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  16

                  Item 3   Defaults Upon Senior Securities                                              16

                  Item 4   Submission of Matters to a Vote of Security Holders                          17

                  Item 5   Other Information                                                   17

                  Item 6   Exhibits                                                                     17


SIGNATURES                                                                                              18

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       March 31, 2006
                                                                        (unaudited)            September 30, 2005
                                                                   -----------------------    ----------------------
Assets
Current assets
   Cash and cash equivalents                                                   $  536,408     $        961,610
   Accounts receivable, less allowance for doubtful accounts
       of $3,433,853 and $2,949,127                                            10,034,955           8,778,025
   Inventory                                                                      638,888             623,941
   Deferred taxes                                                               1,562,868           1,319,457
   Prepaid expenses and other current assets                                      355,103             192,279
                                                                   -----------------------    ----------------------
Total current assets                                                           13,128,222          11,875,312

Property and equipment less accumulated depreciation of
   $11,897,747 and $11,327,037                                                  6,656,755           6,013,236
Deferred taxes                                                                  1,137,728           2,104,606
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       27,400              14,278
                                                                   -----------------------    ----------------------
Total Assets                                                                  $24,342,047     $   23,399,374
                                                                   =======================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                           $  624,363     $     1,259,315
   Accounts payable                                                             1,227,243             882,988
   Accrued salaries and payroll taxes                                           2,369,242           1,979,048
   Accrued uncompensated absences                                                 339,566             320,434
   Other accrued liabilities                                                      243,816             743,862
                                                                   -----------------------    ----------------------
Total current liabilities                                                       4,804,230           5,185,647

Long-term liabilities
   Accounts payable                                                               675,575           1,115,711
   Deferred tax liability                                                         320,211             278,211
   Long-term debt, net of current portion                                       3,417,588           3,498,790
                                                                   -----------------------    ----------------------
                                                                   -----------------------    ----------------------
Total long-term liabilities                                                     4,413,374           4,892,712
                                                                   -----------------------    ----------------------
Total Liabilities                                                               9,217,604          10,078,359
                                                                   -----------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                               --                         --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,740,472 shares                                   487,024             487,024
   Paid-in capital                                                             21,719,130          21,719,130
   Accumulated deficit                                                        (7,081,711)          (8,885,139)
                                                                   -----------------------    ----------------------
Total Stockholders' Equity                                                     15,124,443          13,321,015
                                                                   -----------------------    ----------------------

Total Liabilities and Stockholders' Equity                                    $24,342,047     $   23,399,374
                                                                   =======================    ======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three Months Ended March 31,             Six Months Ended March 31,
                                                         -----------------------------------    ----------------------------------
                                                              2006                2005               2006                 2005
                                                         ----------------    ---------------    ----------------     -------------

Revenues                                                     $16,971,379        $15,662,078         $31,603,270          $27,855,943
Operating costs                                               12,500,071         11,579,391          23,510,112           20,733,096
                                                         ----------------    ---------------    ----------------     ---------------
Operating margin                                               4,471,308          4,082,687           8,093,158            7,122,847

General and administrative expenses                            2,371,467          1,773,861           4,398,078            3,439,327
Depreciation and amortization                                    286,902            251,216             570,710              501,486
                                                         ----------------    ---------------    ----------------     --------------
Income from operations                                         1,812,939          2,057,610           3,124,370            3,182,034
                                                         ----------------    ---------------    ----------------     --------------

Other expense
   Interest expense, net of interest income                    (133,180)          (146,213)           (239,200)            (290,770)
                                                         ----------------    ---------------    ----------------     --------------
                                                         ----------------    ---------------    ----------------     --------------

Income before income taxes                                     1,679,759          1,911,397           2,885,170            2,891,264
Income tax (provision) benefit                                 (672,472)          (969,904)         (1,081,742)            3,512,670
                                                         ----------------    ---------------    ----------------     ---------------
Net income                                                    $1,007,287          $ 941,493          $1,803,428           $6,403,934
                                                                             ===============    ================     ==============

Basic earnings per share                                        $    .10           $    .10                   $             $    .66
                                                                                                            .19
                                                         ================    ===============    ================     =============
                                                         ================    ===============    ================     =============

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
                                                         ================    ===============    ================     ===============
                                                                                                ================     ===============

Diluted earnings per share                                      $    .10           $    .10                   $      $           .66
                                                                                                            .18
                                                         ================    ===============    ================     ===============

Diluted weighted average common shares
  outstanding                                                  9,928,122          9,740,472           9,928,122            9,740,472
                                                         ================    ===============    ================     ==============



                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)




                                                                       Six Months Ended March 31,
                                                                 ----------------------------------------
                                                                       2006                  2005
                                                                 ------------------    ------------------
Operating activities:
Net income                                                              $1,803,428           $ 6,403,934
Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for losses on accounts receivable                        1,579,398             1,660,575
      Depreciation and amortization                                        570,710               501,486
      Deferred taxes                                                       765,467           (3,507,562)
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                  (2,836,328)           (2,625,740)
    (Increase) in inventory                                               (14,947)                  --
    (Increase) in prepaid expenses and other current assets              (162,824)              (89,658)
    Increase in accounts payable and accrued liabilities                   253,535               258,823
                                                                                       ------------------
                                                                 ------------------

Cash provided by operating activities                                    1,958,439             2,601,858
                                                                 ------------------    ------------------

Investing activities:
Purchases of property and equipment                                    (1,214,229)             (951,080)
(Increase) in other assets                                                (13,122)                  --
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------

Cash used in investing activities                                      (1,227,351)             (951,080)
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------

Financing activities:
Payments on term-note                                                    (545,818)             (239,384)
Payments on other long-term obligations                                  (610,472)             (941,295)
                                                                 ------------------    ------------------

Cash used in financing activities                                      (1,156,290)           (1,180,679)
                                                                 ------------------    ------------------

(Decrease) increase in cash and cash equivalents                         (425,202)               470,099
Cash and cash equivalents at beginning of period                           961,610               533,533
                                                                 ------------------    ------------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 536,408           $ 1,003,632
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2005.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., Progressive Physical Therapy, P.A. ("PPT"), Carolina Orthopedic & Sports Medicine, P.A. ("COSM"), and Doctors Care of Tennessee, P.C. (the four together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board
(FASB) Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A.s at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each of the P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, the Company has a long-term financial interest in the affiliated practices of each P.A. and the Company has exclusive authority over decision-making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Service Agreements have an initial term of forty years. According to FIN No. 46, the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

Certain reclassifications have been made to the prior fiscal years financial statements to conform to the fiscal year 2006 presentation.

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

FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

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

NOTE 2.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month and management, therefore, performs only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, the Company recorded a $4,495,000 adjustment to the valuation allowance based upon the Company's current financial position, results from operations, and management's forecast of future earnings. During the quarter ended March 31, 2006, management recorded income tax expense of approximately $672,000.

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

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued revised SFAS No. 123R, "Share-Based Payment". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation". The statement eliminates the alternative to use APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company did not have to recognize any expense as a result of SFAS 123 during the current period.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than the first quarter of the 2004 fiscal year. As of the beginning of 2004, the Company adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company's consolidated financial statements because the VIE had previously been consolidated as a result of other accounting pronouncements.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period's financial statements, unless this would be impracticable. This statement is effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

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

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of each P.A. According to the application of Interpretation No. 46 (Consolidation of Variable Interest Entities), UCI must consolidate the results of the affiliated practices with those of UCI.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of March 31, 2006 and 2005, the P.A. employed 135 and 131 medical providers, respectively.

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

Revenues of approximately $16,971,000 for the quarter ended March 31, 2006 reflect an increase of approximately $1,309,000 or 8% from those of the quarter ended March 31, 2005.

We believe this increase in revenue is the result of opening four additional operating facilities as well as an increase in patient encounters. Patient encounters were approximately 156,000 in the second quarter of fiscal year 2006 and approximately 150,000 in the second quarter of fiscal year 2005.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2005, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP, we now participate in four HMOs and are the primary care gatekeeper for more than 7,000 lives at March 31, 2006. As of March 31, 2006, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company maintained sustained revenues in fiscal year 2006 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 14% of our total revenues from these occupational medicine services in the second quarter of fiscal year 2006 and approximately 17% in the second quarter of fiscal year 2005.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2006 and 2005.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2006     2005            2006      2005
                                                            ------- ---------       --------- ----------
                                                                14        15              10         11
        Patient Pay
                                                                 8         7               3          5
        Employer Paid
                                                                 6         7               7          8
        HMO
                                                                 9         9              11         12
        Workers Compensation
                                                                13        15              13          8
        Medicare/Medicaid
                                                                47        44              53         52
        Managed Care Insurance
                                                                 3         3               3          4
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of approximately $4,471,000 during the second quarter of fiscal 2006 as compared to an operating margin of approximately $4,083,000 for the second quarter of fiscal 2005. The 10% increase in margin was primarily the result of increased revenues.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to approximately $2,371,000 in the second quarter of fiscal year 2006, up from approximately $1,774,000 in the second quarter of fiscal year 2005. This increase is primarily the result of an increase in advertising costs during the second quarter of fiscal year 2006.

Depreciation and amortization expense increased to approximately $287,000 in the second quarter of fiscal 2006, up from approximately $251,000 in the second quarter of fiscal 2005. This slight increase is the result of equipment purchases and building renovations. Interest expense decreased to approximately $133,000 in the second quarter of fiscal year 2006, down from approximately $146,000 in the second quarter of fiscal 2005, due to the pay-down of debt.

During the quarter ended December 31, 2004, management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, we recorded a $4,495,000 adjustment to the valuation allowance based upon the Company's current financial position, results from operations, and management's forecast of future earnings. During the quarter ended March 31, 2006, our management recorded income tax expense of approximately $672,000.

Financial Condition at March 31, 2006

Cash and cash equivalents decreased by approximately $425,000 during the six months ended March 31, 2006, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by approximately $1,257,000 during the six months ended March 31, 2006 as a result of increased revenues.

Long-term debt decreased to approximately $4,042,000 at March 31, 2006 from approximately $4,758,000 at September 30, 2005, due to regular principal pay-downs. Our management believes that it will be able to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2006, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $1,958,000 of cash during the six months ended March 31, 2006, compared to approximately $2,602,000 during the same period in the prior fiscal year. This decrease is mainly due to an increase in accounts receivable.

Investing activities used approximately $1,227,000 during the six months ended March 31, 2006 as compared to approximately $951,000 during the six months ended March 31, 2005. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $1,156,000 in cash during the six months ended March 31, 2006 as compared to approximately $1,181,000 during the six months ended March 31, 2005, as a result of debt reduction.

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

Approximately $415,000 of our debt at March 31, 2006 was subject to fixed interest rates and principal payments. Approximately $3,627,000 of our debt at March 31, 2006 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2006, our interest expense on an annualized basis would increase approximately $36,000 for each increase of one percent in the prime rate.

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


Item 2 Unregistered Sales of Equity Securities and Use of Proceeds This item is not applicable.

Item              3 Defaults upon Senior Securities This item is not applicable.

Item 4            Submission of Matters to a Vote of Security Holders

                  On March 28, 2006, UCI's annual meeting of the shareholders was held and the following actions were taken:

                  Holders of UCI's common stock represented at the meeting voted to re-elect Harold H. Adams, Jr. and Charles M. Potok to the Board of Directors for terms expiring at the 2009 annual meeting of stockholders, as follows:




                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Harold H. Adams, Jr.                  8,964,089       8,898,024           66,065
                  Charles M. Potok                      8,964,089       8,689,324          274,765

Holders of UCI's common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2006, as follows:


                                        Number
                                        Voting            For           Against         Abstain
                                     -------------    ------------     -----------    -------------
                                        8,964,089       8,912,068             591           51,430



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

                  99.1     Press Release dated May 3, 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                /s/ Jerry F. Wells, Jr., CPA
------------------------------------      ----------------------------------
D. Michael Stout, M.D.                    Jerry F. Wells, Jr., CPA
President and Chief Executive Officer     Executive Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer



Date:  May 3, 2006