Form 10-Q
period 2006-06-30
UCI MEDICAL AFFILIATES INC
filed 2006-08-09
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For     the     quarterly      period     ended:      June     30,     2006
----------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,826,297 at June 30, 2006.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            June 30, 2006 and September 30, 2005                                        3

                           Condensed Consolidated Statements of Operations for the
                           three and nine months ended June 30, 2006 and June 30, 2005                  4

                           Condensed Consolidated Statements of Cash Flows
                           for the nine months ended June 30, 2006 and June 30, 2005                    5

                           Notes to Condensed Consolidated Financial Statements                      6-9

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          10-13

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk                 14

                  Item 4   Controls and Procedures                                               15-16

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                 17

                  Item 1A  Risk Factors                                                               17

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                17

                  Item 3   Defaults Upon Senior Securities                                            17

                  Item 4   Submission of Matters to a Vote of Security Holders                        18

                  Item 5   Other Information                                                 18

                  Item 6   Exhibits                                                                   18


SIGNATURES                                                                                                 19

                                          UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 2006           September 30, 2005
                                                                     ----------------      -----------------------
                                                                         (unaudited)
Assets
Current assets
   Cash and cash equivalents                                               $ 723,117                  $   961,610
   Accounts receivable, less allowance for doubtful accounts
       of $3,498,423 and $2,949,127                                        9,649,228                    8,778,025
   Inventory                                                                 638,888                      623,941
   Deferred taxes                                                          1,173,342                    1,319,457
   Prepaid expenses and other current assets                                 429,727                      192,279
                                                                     ----------------      -----------------------
Total current assets                                                      12,614,302                   11,875,312
Property and equipment, less accumulated depreciation of
   $12,232,809 and $11,327,037                                             8,264,633                    6,013,236
Deferred taxes                                                             1,341,053                    2,104,606
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                  3,391,942                    3,391,942
Other assets                                                                  31,205                       14,278
                                                                     ----------------      -----------------------
Total assets                                                            $ 25,643,135                  $23,399,374
                                                                     ================      =======================

Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                      $1,118,056                  $ 1,259,315
   Accounts payable                                                        1,578,577                      882,988
   Accrued salaries and payroll taxes                                      2,180,410                    1,979,048
   Accrued uncompensated absences                                            409,556                      320,434
   Other accrued liabilities                                                 277,805                      743,862
                                                                                           -----------------------
                                                                     ----------------
Total current liabilities                                                  5,564,404                    5,185,647

Long-term liabilities
    Accounts payable                                                         402,000                    1,115,711
    Deferred tax liability                                                   349,030                      278,211
    Long-term debt, net of current portion                                 3,240,139                    3,498,790
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total long-term liabilities                                                3,991,169                    4,892,712
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total liabilities                                                          9,555,573                   10,078,359
                                                                     ----------------      -----------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                 --                    --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,826,297 and 9,740,472 shares                491,315                      487,024
   Paid-in capital                                                        21,929,944                   21,719,130
   Accumulated deficit                                                   (6,333,697)                  (8,885,139)
                                                                     ----------------      -----------------------
Total stockholders' equity                                                16,087,562                   13,321,015
                                                                     ----------------      -----------------------
Total liabilities and stockholders' equity                              $ 25,643,135                 $ 23,399,374
                                                                     ================      =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------     ----------------------------------
                                                         2006                2005                2006               2005
                                                   -----------------    ---------------     ---------------    ---------------

Revenues                                                $15,636,858        $13,999,708         $47,240,128        $41,855,652
Operating costs                                          11,657,234         10,327,951          35,167,347         31,061,048
                                                   -----------------    ---------------     ---------------    ---------------
Operating margin                                          3,979,624          3,671,757          12,072,781         10,794,604

General and administrative expenses                       2,318,693          2,165,537           6,716,770          5,604,864
Depreciation and amortization                               335,062            253,559             905,772            755,045
                                                   -----------------    ---------------     ---------------    ---------------
Income from operations                                    1,325,869          1,252,661           4,450,239          4,434,695

Other expense
   Interest expense, net of interest income               (128,934)          (140,270)           (368,135)          (431,040)
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Income before income taxes                                1,196,935          1,112,391           4,082,104          4,003,655

Income tax benefit (provision)                            (448,920)          (450,000)         (1,530,662)          3,062,670
                                                   -----------------    ---------------     ---------------    ---------------
                                                   -----------------    ---------------     ---------------    ---------------

Net income                                                $ 748,015          $ 662,391         $ 2,551,442         $7,066,325
                                                                        ===============     ===============    ===============
                                                   =================

Basic earnings per share                                   $    .08           $    .07            $    .26           $    .73
                                                   =================    ===============     ===============    ===============

Basic weighted average common shares
   outstanding                                            9,826,297          9,740,472           9,769,080          9,740,472
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted earnings per share                                 $    .08            $   .07            $    .26           $    .72
                                                   =================    ===============     ===============    ===============
                                                   =================    ===============     ===============    ===============

Diluted weighted average common shares
   outstanding                                            9,928,122          9,923,122           9,803,022          9,801,355
                                                   =================    ===============     ===============    ===============


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Nine Months Ended June 30,
                                                                     ------------------------------------
                                                                         2006                2005
                                                                     --------------    ------------------
Operating activities:
Net income                                                              $2,551,442            $7,066,325
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        2,359,485             2,221,245
      Depreciation and amortization                                        905,772               755,045
      Deferred taxes                                                     1,022,387           (3,139,562)
Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                   (3,230,688)           (2,873,309)
   (Increase) in inventory                                                (14,947)                  --
   (Increase) in prepaid expenses and other current assets               (237,448)             (112,498)
   Increase (decrease) in accounts payable and accrued                     520,016             (823,375)
liabilities
                                                                                       ------------------
                                                                     --------------

Cash provided by operating activities                                    3,876,019             3,093,871
                                                                     --------------    ------------------

Investing activities:
Purchases of property and equipment                                    (2,585,774)           (1,678,436)
(Increase) in other assets                                                (16,927)               (3,956)
                                                                     --------------    ------------------

Cash used in investing activities                                      (2,602,701)           (1,682,392)
                                                                     --------------    ------------------

Financing activities:
Proceeds from issuance of common stock                                     173,205                  --
(Payments) borrowings on term-note                                       (731,741)             4,060,616
Payments on other long-term obligations                                  (953,275)           (4,983,007)
                                                                     --------------    ------------------

Cash used in financing activities                                      (1,511,811)             (922,391)
                                                                     --------------    ------------------

(Decrease) increase in cash and cash equivalents                         (238,493)               489,088
Cash and cash equivalents at beginning of period                           961,610               533,533
                                                                     --------------    ------------------
                                                                     --------------

Cash and cash equivalents at end of period                               $ 723,117            $1,022,621
                                                                     ==============    ==================
                                                                     ==============    ==================

Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to finance equipment purchases         $ 571,395       $          --
                                                                     ==============    ==================
                                                                     ==============    ==================

Tax benefit for fair market value of exercised common stock              $  41,900       $          --
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2005.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), Doctors Care, P.A., Progressive Physical Therapy, P.A. ("PPT"), Carolina Orthopedic & Sports Medicine, P.A. ("COSM"), and Doctors Care of Tennessee, P.C. (the four together as the "P.A." and together with UCI and UCI-SC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

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


NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, the Company recorded a $4,495,000 adjustment to the valuation allowance based upon the Company's current financial position, results from operations, and management's forecast of future earnings. During the quarter ended June 30, 2006, management recorded income tax expense of approximately $449,000.


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


NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued revised Statements on Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation". The statement eliminates the alternative to use Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company did not have to recognize any expense as a result of SFAS 123 during the current period.

In September 2004, the Financial Accounting Standards Board's Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". The Task Force reached a conclusion that Contingently Convertible Instruments ("Co-Cos") should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent features have been met. EITF Issue No. 04-08 has no effect on the Company.

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

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior period's financial statements, unless this would be impracticable. This statement is effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which applies to all tax positions related to income taxes subject to SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as an adjustment to the beginning balance of retained earnings.

The Company is currently evaluating the impact of the adoption of FIN 48 on October 1, 2006, but has not yet determined what impact, if any, the adoption will have on the Company's financial position or statement of income.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of June 30, 2006 and 2005, the P.A. employed 139 and 132 medical providers, respectively.

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

Revenues of approximately $15,637,000 for the quarter ended June 30, 2006 reflect an increase of approximately $1,637,000 or 12% from those of the quarter ended June 30, 2005.

This increase in revenue is the result of opening four additional operating facilities as well as an increase in per patient revenue from both enhanced contract pricing for our services and also our ability to provide additional services to our patient population.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2005, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP"), a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP, we now participate in four HMOs and are the primary care gatekeeper for more than 7,000 lives at June 30, 2006. As of June 30, 2006, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company maintained sustained revenues in fiscal year 2006 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 19% of our total revenues from these occupational medicine services in the third quarter of fiscal year 2006 and approximately 17% in the third quarter of fiscal year 2005.

The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2006 and 2005.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2006     2005            2006      2005
                                                            ------- ---------       --------- ----------
                                                                15        15              10         11
        Patient Pay
                                                                 9         9               4          4
        Employer Paid
                                                                 6         6               6          7
        HMO
                                                                13        10              15         13
        Workers Compensation
                                                                11        14              12         10
        Medicare/Medicaid
                                                                43        43              49         51
        Managed Care Insurance
                                                                 3         3               4          4
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of approximately $3,980,000 during the third quarter of fiscal 2006 as compared to an operating margin of approximately $3,672,000 for the third quarter of fiscal 2005. The increase in margin was primarily the result of increased revenues.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to approximately $2,319,000 in the third quarter of fiscal year 2006, up from approximately $2,166,000 in the third quarter of fiscal year 2005. This increase is primarily the result of an increase in personnel costs associated with our new facilities during the third quarter of fiscal year 2006.

Depreciation and amortization expense increased to approximately $335,000 in the third quarter of fiscal 2006, up from approximately $254,000 in the third quarter of fiscal 2005. This increase is the result of equipment purchases and building renovations. Interest expense decreased to approximately $129,000 in the third quarter of fiscal year 2006, down from approximately $140,000 in the third quarter of fiscal 2005, due to the pay-down of debt.

During the quarter ended December 31, 2004, management determined that it was more likely than not that the Company's deferred tax asset would be fully realizable. Therefore, we recorded a $4,495,000 adjustment to the valuation allowance based upon the Company's current financial position, results from operations, and management's forecast of future earnings. During the quarter ended June 30, 2006, our management recorded income tax expense of approximately $449,000.

Financial Condition at June 30, 2006

Cash and cash equivalents decreased by approximately $238,000 during the nine months ended June 30, 2006, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by approximately $871,000 during the nine months ended June 30, 2006 as a result of increased revenues.

Long-term debt decreased to approximately $4,358,000 at June 30, 2006 from approximately $4,758,000 at September 30, 2005, due to regular principal pay-downs. Our management believes that it will be able to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2006, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $3,876,000 of cash during the nine months ended June 30, 2006, compared to approximately $3,094,000 during the same period in the prior fiscal year. This increase is mainly due to an increase in accounts payable and accrued liabilities.

Investing activities used approximately $2,603,000 during the nine months ended June 30, 2006 as compared to approximately $1,682,000 during the nine months ended June 30, 2005. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $1,512,000 in cash during the nine months ended June 30, 2006 as compared to approximately $922,000 during the nine months ended June 30, 2005, as a result of debt reduction. The Company issued 85,825 shares of common stock during the nine months ended June 30, 2006 as a result of executive management exercising their stock options. The Company received proceeds of approximately $173,000 as a result of these exercises.

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

Approximately $923,000 of our debt at June 30, 2006 was subject to fixed interest rates and principal payments. Approximately $3,435,000 of our debt at June 30, 2006 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2006, our interest expense on an annualized basis would increase approximately $34,000 for each increase of one percent in the prime rate.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal controls over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal controls over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

                  99.1     Press Release dated August 9, 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                /s/ Jerry F. Wells, Jr., CPA
------------------------------------      ------------------------------------
D. Michael Stout, M.D.                    Jerry F. Wells, Jr., CPA
President and Chief Executive Officer     Executive Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer



Date:  August 9, 2006