Form 10-K
period 2006-09-30
UCI MEDICAL AFFILIATES INC
filed 2006-12-22
CIK 737561

26


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

                         Commission File Number: 0-13265

                          UCI MEDICAL AFFILIATES, INC.
                (Name of Registrant as Specified in its Charter)
                               Delaware 59-2225346
     (State or Other Jurisdiction of Incorporation or Organization) (IRS Employer Identification Number)

                4416 Forest Drive, Columbia, South Carolina 29206
          (Address of Principal Executive Offices, Including Zip Code)

                                 (803) 782-4278
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value -------

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
          -----

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X
                 ----

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes X No __
           ------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act Large Accelerated Filer ______ Accelerated Filer _______ Non-Accelerated Filer X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X


The aggregate market value of voting common stock held by non-affiliates of the registrant on November 8, 2006 was approximately $8,600,938. The registrant has no non-voting common equity.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,826,297 at September 30, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006, are incorporated by reference into Part III hereof.

                          UCI MEDICAL AFFILIATES, INC.

                               INDEX TO FORM 10-K


         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 1A.   Risk Factors                                                                                          9

Item 1B.   Unresolved Staff Comments                                                                            14

Item 2.    Properties                                                                                           14

Item 3.    Legal Proceedings                                                                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                                                  14


         PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                                                  14

Item 6.    Selected Financial Data                                                                              16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             21

Item 8.    Financial Statements and Supplementary Data                                                          21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 21

Item 9A.   Controls and Procedures                                                                              21

Item 9B.   Other Information                                                                                    22

         PART III

Item 10.   Directors and Executive Officers of the Registrant                                                   22

Item 11.   Executive Compensation                                                                               23

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                                                23

Item 13.   Certain Relationships and Related Transactions                                                         23

Item 14.   Principal Accountant Fees and Services                                                                 23


         PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                             23

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


                                     PART I

ITEM 1.     BUSINESS

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI provides nonmedical management and administrative services for a network of 52 freestanding medical centers, 51 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (31 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center). We refer to these 52 medical centers as the "centers" throughout this report.

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

UCI-SC has entered into an Administrative Services Agreement with each P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third party payors, and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third party payors or patients and provides all of the resources for cash collection and management of accounts receivables, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries and operating costs of the centers and of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for selecting, hiring, and terminating the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third party payors. UCI-SC does not loan or otherwise advance funds to the P.A. for any purpose.

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

The centers typically are open for extended hours (weekends and evenings) and provide out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made. Carolina Orthopaedic and Sports Medicine is an exception since it does provide in-patient care.

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Twenty-two centers are in the Columbia, South Carolina region (including seven physical therapy offices, one pediatric office, one orthopedic office, and one wellness office), thirteen in the Charleston, South Carolina region (including six physical therapy offices), five in the Myrtle Beach, South Carolina region, three in the Aiken, South Carolina region (including one physical therapy office), eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers, and physical therapy at our 17 physical therapy sites. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Our centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check, or credit card), patient billing, and assignment of insurance benefits (including Blue Cross Blue Shield, Workers' Compensation, and other private insurance). We also provide services for members of the three largest health maintenance organizations ("HMOs") operating in South Carolina - BlueChoice HealthPlan ("BCHP"), Cigna/HealthSource South Carolina, Inc., and Carolina Care Plan.

Revenues generated from billings to Blue Cross Blue Shield of South Carolina ("BCBS") and its subsidiaries, BCHP and Companion Property and Casualty Insurance Company ("CP&C"), totaled approximately 38%, 40%, and 39% of the Company's total revenues for fiscal years 2006, 2005, and 2004, respectively.

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2006:


                                                         Percent of                Percent of
                             Payor                     Patient Visits                Revenue
                 -------------------------------       ---------------            --------------


                                                               16                           10
                 Patient Pay
                                                                                             4
                 Employer Paid                         9
                                                                                             6
                 HMO                                   6
                                                                                           13
                 Workers' Compensation                 11
                                                                                           12
                 Medicare/Medicaid                     12
                                                                                           49
                 Managed Care Insurance                43
                                                                                             6
                 Other  (Commercial  Indemnity,          3
                 Champus, etc.)
                                                       ---------------            --------------
                                                       ---------------            --------------
                                                                  100                    100
                                                       ===============            ==============

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

As a result of escalating health care costs, employers, insurers, and governmental entities all have sought cost-effective approaches to the delivery of and payment for quality health care services. HMOs and other managed health care organizations have emerged as integral components in this effort. HMOs and managed care organizations enroll members by entering into contracts with employer groups or directly with individuals to provide a broad range of health care services for a capitation payment (we have no capitation arrangements at the present time) or a discounted fee-for-service schedule, with minimal or no deductibles or co-payments required of the members. HMOs and other managed care groups, in turn, contract with health care providers like us to administer medical care to their members. These contracts provide for payment to us on a discounted fee-for-service basis.

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

As described previously, UCI-SC has entered into an Administrative Services Agreement with each P.A. to perform all non-medical management of the applicable P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business - Organizational Structure).

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

         Third Party Payments

Approximately 12 percent of our revenue is derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

We believe that Tennessee's conflict of interest/disclosure law does not apply to our current operations because UCI and UCI-SC are not providers of health services. The centers provide all healthcare services to patients through employees of the P.A. Even if the Tennessee conflict of interest/disclosure law were to apply, our internal quality assurance/utilization review programs will help identify any inappropriate utilization by a center.

Tennessee also has a law regulating healthcare referrals. The general rule is that a physician who has an investment interest in a healthcare entity shall not refer patients to the entity unless a statutory exception exists. A healthcare entity is defined as an entity that provides healthcare services. We believe that UCI and UCI-SC do not fit within the definition of a "healthcare entity" because UCI and UCI-SC are not providers of healthcare services. The centers provide all health care services to patients through employees of the P.A. No provider investors in the P.A. refer patients for designated healthcare services except the sole physician shareholder of the P.A. We believe that referrals by the sole shareholder of the P.A. come within a statutory exception. Accordingly, under Tennessee law, we believe that the provider self-referral prohibition would not apply to our center or operations in Tennessee.

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

         Antitrust Laws

Because each P.A. is a separate legal entity, each may be deemed a competitor subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, and division of market. We believe we are in compliance with such state and federal laws that may affect our development of integrated healthcare delivery networks, but we have no assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations.

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

         HIPAA

Under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Secretary of Health and Human Services ("HHS") has adopted national data interchange standards for some types of electronic transactions and the data elements used in those transactions; adopted security standards to protect the confidentiality, integrity and availability of patient health information; and adopted privacy standards to prevent inappropriate access, use and disclosure of patient health information. In December 2000, HHS published the final privacy regulations that took effect in April 2003. These regulations restrict the use and disclosure of individually identifiable health information without the prior informed consent of the patient. In February 2003, HHS published the final security regulations, which took effect in April 2005. These regulations mandate that healthcare facilities implement operational, physical and technical security measures to reasonably prevent accidental, negligent, or intentional inappropriate access or disclosure of patient health information. We have made changes to our business operations to support these regulatory requirements. We feel that our current operations fully support the requirements to comply with the above regulations.

Employees

As of September 30, 2006, we had 775 employees (576 on a full-time equivalent basis). This amount includes 126 medical providers employed by the P.A.

ITEM 1A.   RISK FACTORS.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

We can provide no assurance that our medical centers will be able to compete effectively with other existing healthcare providers. The business of providing healthcare-related services is highly competitive. Many companies, including professionally managed physician practice management companies like ours, have been organized to acquire medical clinics, manage the clinics, and employ clinic physicians at the clinics. Large hospitals, other physician practice centers, private doctor's offices and healthcare companies, HMOs, and insurance companies are also involved in activities similar to ours. Because our main business is the provision of medical services to the general public, our primary competitors are the local physician practices and hospital emergency rooms in the markets where we own medical centers. Some of these competitors have longer operating histories and significantly greater resources than we do. In addition, these traditional sources of medical services, such as hospital emergency rooms and private physicians, have had in the past a higher degree of recognition and acceptance than the medical centers that we operate. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter the market in the future.

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

Historically, we derive approximately 12 percent of our revenues from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. Additionally, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with these laws, but we cannot assure you that our activities will not be challenged or scrutinized by governmental authorities.

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

We are subject to certain special risks in connection with the intangible assets reported on our balance sheet. As a result of our various acquisition transactions, intangible assets (net of accumulated amortization) of approximately $3.4 million have been recorded on our balance sheet as of September 30, 2006. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our intangible assets in the fiscal year ending September 30, 2002. Instead, after an initial review of our intangible assets for impairment in connection with our adoption of this new accounting principle, we analyze our intangible assets on an annual basis for impairment of value.

Under these current accounting standards, our net unamortized balance of intangible assets acquired was not considered to be impaired as of September 30, 2006. In the past, however, we have recorded impairments to our intangible assets when appropriate. For example, effective September 30, 2001, we recorded impairment in the approximate amount of $750,000 to reduce our intangible assets to fair value. We recorded this impairment because we combined two of our Knoxville, Tennessee locations, and we also had decreased profitability in a Columbia and Greenville center. Therefore, we deemed that the goodwill associated with these three locations was impaired and should be written off.

We cannot assure you that we will ever realize the value of our remaining intangible assets in the future. We may be required to recognize that the value of our intangible assets has been further impaired in our subsequent annual reviews upon analyzing our operating results. Any future determination that a significant impairment has occurred would require us to write-off the impaired portion of our remaining intangible assets, which could have a material adverse effect on our results of operations and financial condition.


Changes in accounting standards could impact reported earnings.


The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.


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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our future ability to raise capital through the sale of our equity securities. We are unable to predict the effect, if any, that future sales of our common stock or the availability of our common stock for sale may have on the market price of our common stock from time to time.

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

These provisions, which could make it less likely that a change in control will occur, include:
           provisions in our certificate of incorporation establishing three classes of directors with staggered terms, o which means that only one-third of the members of the board of directors is elected each year and each director serves for a term of three years.

     provisions in our certificate of incorporation authorizing the board of directors to issue a series of o preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in us.

We do not expect to pay dividends on our common stock in the foreseeable future. We have no source of income other than dividends that we receive from our operating subsidiary, UCI-SC. Our ability to pay dividends to shareholders will therefore depend on the subsidiary's ability to pay dividends to us. The subsidiary intends to retain future earnings, if any, for use in the operation and expansion of our business. Consequently, we do not plan to pay dividends until we recover any losses that we have incurred and become profitable. Additionally, our future dividend policy will depend on our earnings, financial condition, and other factors that our Board of Directors considers relevant.

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

As of September 30, 2006, BlueChoice HealthPlan "BCHP", a wholly-owned subsidiary of BCBS, owned in the aggregate 6,726,019 shares, or approximately
68.45 percent, of our outstanding common stock. Under various agreements among BCHP and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entity, as a group, to obtain and then maintain an aggregate ownership of 48 percent of our outstanding voting stock. To the extent the BCBS subsidiary exercises its right in conjunction with a sale of voting stock by us, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by the BCBS subsidiary to exercise its purchase rights. Consequently, to the extent the BCBS subsidiary elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to the BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

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

The attacks of September 11, 2001 contributed to major instability in the U.S. and other financial markets. Future terrorist attacks, the military response, and other future developments, may adversely affect prevailing economic conditions. These developments, depending on their magnitude, could have a material adverse effect on our operating results and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

There are no comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2.       PROPERTIES

All of our center's facilities are leased. The properties are generally located on well-traveled major highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. One center is leased from a physician employee of the P.A.

Our centers are broadly distributed throughout the state of South Carolina, and one is in Knoxville, Tennessee. Twenty-two centers are in the Columbia, South Carolina region (including seven physical therapy offices, one pediatric office, one orthopedic office, and one wellness office), thirteen in the Charleston, South Carolina region (including six physical therapy offices), five in the Myrtle Beach, South Carolina region, three in the Aiken, South Carolina region (including one physical therapy office), eight in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee. Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all free-standing buildings in good repair.

ITEM 3.     LEGAL PROCEEDINGS

We are a party to various claims, legal activities, and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from legal actions would not have a material adverse effect on our financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


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


                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2006

     1st quarter (10/01/05 - 12/31/05)                           $3.40            $2.61
     2nd quarter (01/01/06 - 03/31/06)                            3.65             3.30
     3rd quarter (04/01/06 - 06/30/06)                            3.55             3.30
     4th quarter (07/01/06 - 09/30/06)                            3.36             2.25

Fiscal Year Ended September 30, 2005

     1st quarter (10/01/04 - 12/31/04)                           $2.30            $1.08
     2nd quarter (01/01/05 - 03/31/05)                            2.02             1.55
     3rd quarter (04/01/05 - 06/30/05)                            4.02             1.99
     4th quarter (07/01/05 - 09/30/05)                            3.24             2.87

As of September 30, 2006, there were 253 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

During the fiscal year ended September 30, 2006, 85,825 shares of common stock were issued by UCI upon the exercise of options which were registered under the Securities Act.

No equity securities of UCI were repurchased by UCI during the fiscal year ended September 30, 2006.

Equity Compensation Plan Information

The following table provides information about our common stock authorized for issuance under all of our existing equity compensation plans as of September 30, 2006.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans [excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)]
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity     compensation     plans
approved by security holders                 240,650                     $2.27                          --

Equity   compensation  plans  not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                   240,650                     $2.27                          --
                                      =======================    =======================     =========================



ITEM 6.    SELECTED FINANCIAL DATA


                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------
                                                                     For the year ended September 30,
                                               -----------------------------------------------------------------------------
                                               ----------- -- ------------- -- ------------ -- ------------ -- -------------
                                                  2006            2005            2004            2003             2002
                                               -----------    -------------    ------------    ------------    -------------

Revenues                                          $63,672          $56,642         $47,474         $43,518          $38,527
Net income                                          2,710           *7,541           3,214           2,375            1,394
Basic earnings per share                              .28              .77             .33             .25             .14
Diluted earnings per share                            .27              .76             .33             .25             .14
Basic weighted average number of
    shares outstanding                              9,784            9,740           9,718           9,650            9,651
Diluted weighted average number of
    shares outstanding                              9,859            9,879           9,718           9,650            9,651

*See Note 8 to the accompanying financial statements, which disclose the tax benefit of $4,500,000 that was recorded during the year ended September 30, 2005.


                                                    BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------- ---------- ---- ---------- -- ------------ -- ------------- -- -------------

                                                ----------------------------------------------------------------------------
                                                                      At September 30, (in thousands)
                                                ----------------------------------------------------------------------------
                                                ------------ -- ---------- -- ------------ -- ------------- -- -------------
                                                   2006           2005           2004             2003             2002
                                                ------------    ----------    ------------    -------------    -------------

Working capital                                     $ 7,364       $ 6,690          $3,228          $ 2,925          $ 2,515
Property and equipment, net                           8,749         6,013           4,845            4,028            3,765
Total assets                                         28,126        24,292          18,105           15,859           14,517
Long-term debt, including current portion             3,973         4,758           3,504            3,327            4,079
Stockholders' equity                                 16,246        13,321           5,780            2,566              190

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

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation allowance.

Company structure -

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of September 30, 2006 and 2005, the P.A. employed 126 and 110 medical providers, respectively.

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

Comparison of Fiscal Year Ended September 30, 2006 to Fiscal Year Ended September 30, 2005 and Comparison of Fiscal Year Ended September 30, 2005 to Fiscal Year Ended September 30, 2004

Revenues of $63,672,000 in fiscal year 2006 reflected an increase of approximately 12% from the fiscal year 2005 revenues of $56,642,000, which reflected an increase of approximately 19% from the amount reported for fiscal year 2004. The following reflects revenue trends from fiscal year 2002 through fiscal year 2006:

                                               For the year ended September 30, (in thousands)
                         --------------------------------------------------------------------------------------------
                         ------------ ----- ------------- ----- ------------ ----- --------------- --- --------------
                            2006                2005               2004                 2003               2002
                         ------------       -------------       ------------       ---------------     --------------
                         ------------

Revenues                     $63,672         $   56,642         $    47,474        $    43,518         $    38,527
Operating Costs               48,175             42,310              36,733             33,264              31,069
Operating Margin              15,497             14,332              10,741             10,254               7,458

The increase in revenues from fiscal year 2005 to fiscal year 2006 is attributed to the opening of six new centers, an increase in the number of patient visits and improved revenue per patient.

The number of our centers remained constant at 36 from September 30, 2001 to September 30, 2002. The number of centers in operation increased from 36 to 41 during fiscal year 2003. We added seven physical therapy offices (two in the Greenville-Spartanburg, South Carolina region, three in the Columbia, South Carolina region, and two in the Charleston, South Carolina region), and we closed two offices during fiscal year 2003 (one in the Tennessee region and one in the Greenville-Spartanburg, South Carolina region). The number of centers increased from 41 to 43 during fiscal year 2004. We added two physical therapy offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region). The number of centers in operation increased from 43 to 47 during fiscal year 2005. We added three Doctors Care offices (two in the Columbia, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Charleston, South Carolina region). The number of centers in operation increased from 47 to 52 during fiscal year 2006. We added two Doctors Care offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region), three physical therapy offices (two in the Columbia, South Carolina region and one in the Charleston, South Carolina), and one Wellness center (in the Columbia, South Carolina region), and we closed one physical therapy office (in the Columbia, South Carolina region).

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") and Companion Property & Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in four HMOs and are the primary care "gatekeeper" for more than 6,000 lives in fiscal year 2006; 7,000 lives in fiscal year 2005; and 8,000 lives in fiscal year 2004. As of September 30, 2006, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics. (See Footnote 14 to audited consolidated Financial Statements for information on related parties.)

Sustained revenues in fiscal years 2006, 2005, and 2004 also reflect our occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers' compensation" on the table depicted below). Approximately 17% of our total revenue was derived from these occupational medicine services in fiscal year 2006, while 16% and 18% were derived in fiscal years 2005 and 2004, respectively.

Patient encounters were 588,000 in fiscal year 2006, 553,000 in fiscal year 2005, and 506,000 in fiscal year 2004. The increase in the number of patient visits was mainly a result of an intense advertising campaign throughout South Carolina, an increase in provided services, the opening of six new centers, and continued successful efforts at enhanced customer service and patient satisfaction.

No new significant competition entered our market during fiscal years 2006, 2005, and 2004.

The increase in the operating margin in 2006 of approximately 8% was largely the result of increased revenues. The increase in the operating margin during fiscal year 2005 was also due to increased revenues.

The following table breaks out our revenue and patient visits by revenue source for fiscal years 2006, 2005, and 2004.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                          2006   2005   2004           2006   2005     2004
                                                         ------- ------ ------        ------- ------ ---------
                                                             16     16     18             10     11        12
        Patient Pay
                                                              9      9      9              4      4         5
        Employer Paid
                                                              6      6      8              6      7         9
        HMO
                                                             11     10     10             13     12        13
        Workers' Compensation
                                                             12     14     12             12     11         8
        Medicare/Medicaid
                                                             43     42     40             49     52        49
        Managed Care Insurance
                                                              3      3      3              6      3         4
        Other (Commercial Indemnity, Champus, etc.)
                                                         ------- ------ ------        ------- ------ ---------
                                                         ------- ------ ------        ------- ------ ---------
                                                            100    100    100            100    100       100
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

Bad debt expense, a component of operating costs, was approximately $3,181,000 (or approximately 5% of revenue) for fiscal year 2006, $3,108,000, (or approximately 5% of revenue) for fiscal year 2005, and $2,359,000 (or approximately 5% of revenue) for fiscal year 2004. The collection percentage for the established South Carolina centers has remained constant for the past 5 years.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of the centers. General and administrative expenses increased to $9,237,000 in fiscal year 2006 as compared to $7,791,000 in fiscal year 2005. The increase is the result of increased advertising expenses and administrative salary expenses.

Depreciation and amortization expense increased slightly to $1,254,000 in fiscal year 2006 as compared to $1,019,000 in fiscal year 2005. Net interest expense decreased to $492,000 in fiscal year 2006 down from $549,000 in fiscal year 2005. This decrease was the result of more favorable terms and a lower interest rate under the loan agreement we entered into during fiscal year 2005.

Operating costs include office supplies, staff salary, medical supplies, and other day-to-day expenses that are required to operate the centers. Operating expenses increased to $48,175,000 in fiscal year 2006 as compared to $42,310,000 in fiscal year 2005. The increase is primarily the result of increases in staff salary, medical supplies, and office supplies.

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

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2004, our management determined that it was more likely than not that the recorded deferred tax asset was realizable. Therefore, we recorded an adjustment of approximately $4,500,000 based upon our current financial position and results from operations, and our forecast of the next twelve months. During the year ended September 30, 2005, the Company recorded income tax expense of approximately $1,931,000. Tax expense of $1,931,000 netted against the $4,500,000 tax adjustment resulted in a tax benefit of $2,569,000 for the year ended September 30, 2005. During the year ended September 30, 2006, the Company recorded income tax expense of approximately $1,804,000.

Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005:

Revenues of $16,432,000 for the quarter ending September 30, 2006 reflect an increase of approximately eleven percent from those of the quarter ending September 30, 2005. The increase is attributed to an increase in the number of patient visits and improved revenue per patient.

Patient encounters increased to 151,000 in the fourth quarter of fiscal year 2006 from 139,000 in the fourth quarter of fiscal year 2005.

The 16 percent increase in operating costs reflects routine salary adjustments and increases in advertising costs.

The slight increase in net interest expense was the result of a new capital lease agreement.

Financial Condition at September 30, 2006 and September 30, 2005

Cash and cash equivalents decreased by approximately $428,000 from September 30, 2005 to September 30, 2006.

Accounts receivable increased from $8,778,000 at September 30, 2005 to $10,628,000 at September 30, 2006. This increase was attributable to the increase in revenues during fiscal year 2006.

The increase in property and equipment is the result of opening six additional operating sites, medical equipment purchases, and facility renovations of approximately $3,536,000.

Long-term debt decreased from $4,758,000 at September 30, 2005 to $3,973,000 at September 30, 2006. The decrease is a result of regular debt payments offset by a new capital lease.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of September 30, 2006, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $5,068,000 of cash during the fiscal year 2006, compared with approximately $3,750,000 during the fiscal year 2005. This increase was the result of an increase in accounts payable and accrued expenses offset by increases in inventory and accounts receivable.

Investing activities used $4,009,000 of cash during fiscal year 2006 and $2,528,000 of cash during fiscal year 2005. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized approximately $1,488,000 in cash during the fiscal year 2006 as compared to approximately $794,000 in cash during the fiscal year 2005. This increase is primarily the result of regular principal payments offset by proceeds received from the issuance of common stock and additional borrowings on the line of credit.

Overall, our current assets exceed our current liabilities at September 30, 2006 by $7,364,000 or a current ratio of 2.08 as compared to $6,690,000 or a current ratio of 2.29 at September 30, 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

                                                                  Payment Due By Period
                               --------------------------------------------------------------------------------------------
                               ---------------- -- --------------- -- -------------- --- -------------- -- ----------------
 Contractual Obligations            Total             < 1 Year          1-3 Years          3-5 Years          > 5 Years
---------------------------    ----------------    ---------------    --------------     --------------    ----------------
---------------------------    ----------------    ---------------    --------------     --------------    ----------------

Long-term Debt                     $ 3,519,410        $   902,120        $2,577,753           $ 39,537                  --
Capital Leases                         453,285            127,582           297,024             28,679                  --
Operating Leases                    38,462,603          3,474,786         6,472,927          5,594,995          22,919,895

Please refer to the financial statement Footnotes No. 9 and 12.

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

Approximately $804,000 of our debt at September 30, 2006 was subject to fixed interest rates. Approximately $3,169,000 of our debt at September 30, 2006 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2006, our interest expense on an annualized basis would increase approximately $32,000 for each increase of one percent in the prime rate.

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

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2006.


                                     PART IV


ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Consolidated Financial Statements
          The consolidated financial statements listed on the Index to Financial Statements on page 25 are filed as part of this report on Form 10-K.

(a)(2) Financial Statement Schedules Required by Item 8

(a)(3)     Exhibits
           A listing of the exhibits to the Form 10-K is set forth on the
           Exhibit Index that immediately precedes such exhibits in this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, UCI Medical Affiliates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI MEDICAL AFFILIATES, INC.                                                                     Date
                                                                                                 ----

/s/ D. Michael Stout, M.D.                                                               December 22, 2006
--------------------------
D. Michael Stout, M.D.

Its:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

/s/ D. Michael Stout, M.D.                        President and                          December 22, 2006
--------------------------
D. Michael Stout, M.D.                            Chief Executive Officer

/s/ Jerry F. Wells, Jr., CPA                      Executive Vice President and           December 22, 2006
-----------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

/s/ Harold H. Adams, Jr., CPCU                    Director                               December 22, 2006
------------------------------
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok                              Director                               December 22, 2006
--------------------
Charles M. Potok

/s/ Thomas G. Faulds                              Director                               December 22, 2006
--------------------
Thomas G. Faulds

/s/ John M. Little, Jr., M.D., MBA                Director                               December 22, 2006
----------------------------------
John M. Little, Jr., M.D., MBA

/s/ Timothy L. Vaughn, CPA                        Director                               December 22, 2006
--------------------------
Timothy L. Vaughn, CPA

/s/ Joseph A. Boyle, CPA                          Director                               December 22, 2006
------------------------
Joseph A. Boyle, CPA

/s/ Jean E. Duke, CPA                             Director                               December 22, 2006
---------------------
Jean E. Duke, CPA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page(s)

Report of Independent Registered Public Accounting Firm......................................................26

Consolidated Balance Sheets at September 30, 2006 and 2005...................................................27

Consolidated Statements of Income for each of the three years ended September 30, 2006............................................................................28

Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years ended September 30, 2006................................................29

Consolidated Statements of Cash Flows for each of the three years ended September 30, 2006............................................................................30

Notes to Consolidated Financial Statements................................................................31-42


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

             Report of Independent Registered Public Accounting Firm
                                                               --------





To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


/S/ SCOTT MCELVEEN, L.L.P.


Columbia, South Carolina
November 22, 2006
..

              SIGNED ORIGINAL ON SCOTT MCELVEEN, L.L.P. LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                 as of September 30,
                                                                         -------------------------------------
                                                                               2006                2005
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                             $        533,209     $
                                                                                              961,610
   Accounts receivable, less allowance for doubtful accounts
     of $3,628,558 and $2,949,127                                             10,627,543            8,778,025
   Inventory                                                                     876,609              623,941
   Deferred taxes                                                              1,582,190            1,319,457
   Prepaid expenses and other current assets                                     545,298              192,279
                                                                         -----------------    ----------------
Total current assets                                                          14,164,849           11,875,312

Property and equipment, less accumulated depreciation of
   $12,580,568 and $11,327,037                                                 8,748,974            6,013,236
Deferred taxes                                                                   440,232            2,104,606
Restricted investments                                                         1,343,432              892,509
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814 and $2,451,814                      3,391,942            3,391,942
Other assets                                                                      36,272               14,278
                                                                         -----------------    ----------------
Total Assets                                                             $                    $
                                                                         28,125,701           24,291,883
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                        $                    $
                                                                                 279,373                   --
   Current portion of long-term debt                                           1,029,702
                                                                                                    1,259,315
   Accounts payable                                                            2,297,493              882,988
   Accrued salaries and payroll taxes                                          2,109,588            1,979,048
   Accrued compensated absences                                                  342,993              320,434
   Other accrued liabilities                                                     741,291              743,862
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current liabilities                                                      6,800,440            5,185,647
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------

Long-term liabilities
   Accounts payable                                                              414,231            1,115,711
   Deferred tax liability                                                        346,707              278,211
   Deferred compensation liability                                             1,374,840              892,509
   Long-term debt, net of current portion                                      2,942,993            3,498,790
                                                                         -----------------    ----------------
Total long-term liabilities                                                    5,078,771            5,785,221
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             11,879,211           10,970,868
                                                                         -----------------    ----------------

Commitments and contingencies (Note 16)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000
    Issued and outstanding- 9,826,297 and 9,740,472 shares                       491,315              487,024
   Paid-in capital                                                            21,929,944           21,719,130
   Accumulated deficit                                                        (6,174,769)          (8,885,139)
                                                                         -----------------    ----------------
Total Stockholders' Equity                                                    16,246,490           13,321,015
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                               $                    $
                                                                         28,125,701           24,291,883
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                        Consolidated Statements of Income



                                                                          for the three years ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2006                    2005                  2004
                                                               ------------------      -----------------     ------------------

Revenues                                                       $   63,672,049          $   56,641,717        $   47,473,880
Operating costs                                                     48,175,190              42,309,660            36,732,966
                                                               ------------------      -----------------     ------------------
Operating margin                                                    15,496,859              14,332,057            10,740,914

General and administrative expenses                                  9,236,861               7,791,365             6,250,282
Depreciation and amortization                                        1,253,694               1,019,481             1,013,114
                                                               ------------------      -----------------     ------------------
Income from operations                                               5,006,304               5,521,211             3,477,518
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expense
  Interest expense, net of interest income                                                                          (692,581)
                                                               (491,797)               (548,855)
                                                               ------------------      -----------------     ------------------

Income before income taxes                                             4,514,507              4,972,356             2,784,937

Income tax benefit (expense)                                                                  2,568,960                429,000
                                   (1,804,137)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Net income                                                     $      2,710,370        $     7,541,316       $     3,213,937
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic earnings per share                                             $.28                    $.77                  $.33
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,783,502               9,740,472             9,717,849
                                                               ==================      =================     ==================

Diluted earnings per share                                           $.27                    $.76                  $.33
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding                     9,858,959              9,879,345             9,717,849
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  for the three years ended September 30, 2006



                                            Common Stock
                                   -------------------------------
                                                                                                  Accumulated
                                      Shares          Par Value         Paid-In Capital            Deficit                Total
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2003          9,650,472        $482,524           $21,723,630            $(19,640,392)           $2,565,762
   Net income                               --                --                --                 3,213,937             3,213,937
   Conversion     of     warrants
into         common stock               90,000           4,500                (4,500)                  --                      --
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2004          9,740,472        $487,024           $21,719,130            $(16,426,455)           $5,779,699
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
   Net income                               --                --                --                 7,541,316             7,541,316
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2005          9,740,472        $487,024           $21,719,130             $(8,885,139)          $13,321,015
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
  Net income                                --                --                --                 2,710,370              2,710,370
  Exercised stock options               85,825           4,291               210,814                   --                   215,105
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2006          9,826,297        $491,315           $21,929,944             $(6,174,769)          $16,246,490
                                   ==============    =============     ==================     ===================     =============

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows


                                                                              for the three years ended September 30,
                                                                        -----------------------------------------------------
                                                                            2006               2005                2004
                                                                        --------------    ----------------    ---------------
Operating activities:
Net income                                                              $  2,710,370          $ 7,541,316        $ 3,213,937
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                           3,181,008           3,108,369          2,358,571
      Depreciation and amortization                                         1,253,694           1,019,481          1,013,114
      Deferred taxes                                                        1,512,037         (2,645,852)          (500,000)
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          (5,030,526)         (4,503,775)        (2,866,767)
      (Increase) decrease in inventory                                                            (5,495)
                                                                        (252,668)                                 27,874
      (Increase) decrease in prepaid expenses and other current assets                                              (39,122)

(353,019) 74,509
      Increase (decrease) in accounts payable and accrued expenses         1,565,033          (1,174,981)
                                                                                                                 541,280
      Deferred compensation                                                   482,331
                                                                                              336,231             193,859
                                                                        --------------    ----------------    ---------------
                                                                        --------------    ----------------    ---------------

Cash provided by operating activities                                      5,068,260           3,749,803           3,942,746
                                                                        --------------    ----------------    ---------------

Investing activities:
Purchases of property and equipment                                      (3,536,147)         (2,187,421)         (1,830,643)
(Increase) decrease in other assets
                                                                        (21,994)              (3,956)            (2,500)
Additions to restricted investments                                         (450,923)
                                                                                             (336,231)           (193,459)
                                                                        --------------    ----------------    ---------------
                                                                        --------------    ----------------    ---------------

Cash used in investing activities                                       (4,009,064)          (2,527,608)         (2,027,002)
                                                                        --------------    ----------------    ---------------

Financing activities:
Proceeds from issuance of common stock                                      173,205                --                  --
Net borrowings on line of credit                                            279,373                --                  --
Borrowings on term note agreement                                                --           4,300,000
                                                                                                                2,750,000
(Payments) borrowings on term note                                         (990,930)        (3,045,792)          (2,572,789)
Payments on other long-term obligations                                     (949,245)       (2,048,326)          (2,242,557)
                                                                        --------------    ----------------    ---------------

Cash used in financing activities                                       (1,487,597)           (794,118)          (2,065,346)
                                                                        --------------    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                           (428,401)           428,077             (149,602)
Cash and cash equivalents at beginning of year                               961,610           533,533               683,135
                                                                        --------------    ----------------
                                                                        --------------    ----------------    ---------------

Cash and cash equivalents at end of year                                $   533,209       $    961,610            $  533,533
                                                                        ==============    ================    ===============
                                                                        ==============    ================    ===============

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred to finance equipment purchases       $   453,285       $        --         $        --
                                                                        ==============    ================    ===============
                                                                        ==============    ================    ===============

Tax benefit for fair market value of exercised common stock             $     41,900      $        --         $        --
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

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Services Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Services Agreement, the Company has a long-term financial interest in the affiliated practices of each P.A. and the Company has exclusive authority over decision-making relating to all major on-going operations. The Company establishes annual operating and capital budgets for the P.A. and compensation guidelines for the licensed medical professionals. The Administrative Services Agreements have an initial term of forty years. According to FASB Statement No. 94 (Consolidation of All Majority-Owned Subsidiaries), and FIN No. 46, the Company must consolidate the results of the affiliated practices with those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

On May 27, 2005, UCI-SC entered into an Administrative Services Agreement with Progressive Physical Therapy, P.A., a South Carolina professional corporation ("PPT"). A copy of the Administrative Services Agreement was previously filed with the Securities and Exchange Commission. Pursuant to the agreement, PPT will serve as the operating entity for the physical therapy services managed and administered by UCI-SC.

On May 27, 2005, UCI-SC entered into an Administrative Services Agreement with Carolina Orthopedic & Sports Medicine, P.A., a South Carolina professional corporation ("COSM"). A copy of the Administrative Services Agreement was previously filed with the Securities and Exchange Commission. Pursuant to the agreement, COSM will serve as the operating entity for the orthopedic and sports medicine services managed and administered by UCI-SC.

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


Stocked Based Compensation


In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized ratably in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective October 1, 2005, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. At September 30, 2006, the Company had no nonvested stock options outstanding in any of its plans. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents. At September 30, 2006, the Company had cash deposits in excess of federally insured limits in the approximate amount of $508,000.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, restricted investments, or the related deferred compensation liability, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

Restricted Investments

Restricted investments represent mutual fund investments to fund the Company's deferred compensation liability and are classified as trading. Realized gains and losses are determined on the basis of first-in, first-out (FIFO) cost of the securities. Both realized and unrealized gains and losses are recorded in the Company's statement of income.

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

The Company provides nonmedical management and administrative services for a network of 52 freestanding medical centers, 51 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (31 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center).

Reclassification

Certain amounts in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. During years presented prior to 2006, the Company elected to net restricted investments against the deferred compensation liability. Such reclassifications did not change net income or equity as previously reported.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

 In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of adopting FIN 48.

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the Company's fiscal year beginning October 1, 2007. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement", effective for the Company's fiscal year beginning October 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but the Company believes it will not have a material impact on the Company's financial statements.

NOTE 3.  MEDICAL SUPPLIES AND DRUG INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4.  INTANGIBLES

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2006, and determined there had not been any impairment.

NOTE 5.  EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options. All warrants and options to purchase shares of common stock were excluded from the calculation at September 30, 2006, 2005, and 2004, respectively, because of their antidilutive effect.

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

Property and equipment consists of the following at September 30:


                                                    September 30, 2006                  September 30, 2005
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                                         -
                               ------------- --------------- ----------------   --------------- ---------------
                               ------------- --------------- ----------------   --------------- ---------------
                                        N/A       $  66,000  $                       $  66,000  $
Land                                                                     --                                 --
                                       5-40         412,750          152,924           412,750         140,242
Building
                                       5-15       5,971,365        2,491,652         4,272,788       2,128,779
Leasehold Improvements
                                       1-10       2,864,826        1,868,418         2,499,647       1,652,536
Furniture & Fixtures
                                        1-5       1,402,274        1,304,436         1,402,274       1,304,436
EDP - Companion
                                       1-10       2,678,969        1,498,506         1,889,263       1,259,914
EDP - Other
                                       5-10       5,857,624        3,867,742         5,057,944       3,582,397
Medical Equipment
                                       1-10       1,993,854        1,332,792         1,672,027       1,202,848
Other Equipment
Autos                                  3-10          81,880           64,098            67,580          55,885

                                             --------------- ----------------   --------------- ---------------
                                                $21,329,542      $12,580,568       $17,340,273     $11,327,037
Totals
                                             =============== ================   =============== ===============

At September 30, 2006 and 2005, capitalized leased equipment included above amounted to approximately $690,000 and $119,000, net of accumulated amortization of $135,000 and $73,000, respectively.

Depreciation expense totaled $1,253,694, $1,019,481, and $1,013,114, for the years ended September 30, 2006, 2005 and 2004, respectively.

NOTE 7.  ADVERTISING COSTS

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $1,364,000, $1,068,000, and $681,000, respectively, for each of the three fiscal years ended September 30, 2006, 2005 and 2004, respectively.

NOTE 8.  INCOME TAXES

The components of the provision (benefit) for income taxes for each of the three years ended September 30 are as follows:

                                                               2006              2005                2004

                                                           -------------     --------------      -------------
                                                                             --------------      -------------

Current:
                                                              $ 105,000          $ 100,000           $ 71,000
   Federal
                                                                229,000                 --                 --
   State
                                                           -------------     --------------      -------------
                                                           -------------     --------------      -------------
                                                                334,000            100,000             71,000
                                                                             --------------      -------------
                                                           -------------     --------------      -------------

Deferred:
                                                              1,470,137        (2,668,960)          (500,000)
   Federal
                                                                     --                 --                 --
   State
                                                           -------------     --------------      -------------
                                                           -------------     --------------      -------------
                                                              1,470,137        (2,668,960)          (500,000)
                                                           -------------     --------------      -------------
                                                           -------------     --------------      -------------
                                                             $1,804,137       $(2,568,960)         $(429,000)
Total income tax provision (benefit)
                                                           =============     ==============      =============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2006, 2005, and 2004, the Company's deferred tax assets (liabilities) are as follows:

                                                2006                2005              2004

                                            -------------       -------------      ------------
                                                                -------------      ------------
Accounts receivable                         $  1,387,923        $                  $
                                                                1,128,041          905,937
Other
                                            349,775             285,509            --
Operating loss carry forwards                     79,048           1,948,362          4,160,049

Fixed assets                                    (156,203)           (129,265)          (226,118)

Goodwill                                        (346,707)           (278,211)
                                                                                   --
Accruals                                         361,879             191,416            155,098
                                                                -------------      ------------
                                            -------------       -------------      ------------
                                            $  1,675,715                           $ 4,994,966
                                   $3,145,852
                                            =============       =============      ============
                                                                =============      ============
Valuation allowance                         $                   $                  $ 4,494,966
                                            --                  --
                                            =============       =============      ============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income were as follows for the years ended September 30:

                                               2006                 2005               2004

                                           -------------        -------------      -------------
                                             $1,580,078           $1,760,583       $
Tax at federal statutory rate                                                      974,728

Effect on rate of:
                                                                     215,403            (62,808)
   Amortization of goodwill                --
                                                 16,710                8,294              7,350
   Non deductible expenses
                                                207,349              441,726            (27,186)
   State income taxes & other
                                                                  (4,994,966)        (1,321,084)
   Change in valuation allowance           --
                                           -------------        -------------      -------------
                                             $1,804,137         $(2,568,960)       $
                                                                                   (429,000)
                                           =============        =============      =============

At September 30, 2006, the Company has net tax operating loss (NOL) carryforwards of approximately $207,000.

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

NOTE 9.  FINANCING ARRANGEMENTS

Line of Credit - During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. As of September 30, 2006, the Company had outstanding borrowings on the line of approximately $279,000, and approximately $221,000 was available. Pricing is prime rate plus a $150 fee (prime rate is 8.25% as of September 30, 2006). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

Long-term debt consists of the following at September 30:

                                                                                   2006                 2005

                                                                             -----------------    ------------------

Term note in the amount of $4,300,000 dated June 16, 2005, payable in monthly installments including interest at a rate of prime plus 1/2% (prime rate is
8.25% as of September 30, 2006) of $94,977 from July 2005 to June
2006 and  $76,033  from July 2006 to June  2009,  maturing  June 16,  2009,  $  3,041,976              $
collateralized by substantially all assets of the Company.                                        4,032,907


Note  payable in the amount of  $1,600,000  with  monthly  installments  of
$13,328 including interest at 8% through January 1, 2009  collateralized by         350,376
accounts   receivable  from  patients  and  leasehold   interests  and  the                       476,733
guarantee of the P.A.


Note payable to a financial institution in the amount of $280,000, dated May 11,
2002, with monthly installments including interest at a rate of prime plus 1.5%
(prime rate is 8.25% as of September 30, 2006) of $2,377 from May 2005 to June
2010, with a final payment of all remaining principal and accrued interest due in June 2010, collateralized by a 127,058
mortgage on one of the Company's  medical  facilities with a net book value                       153,250
of approximately $405,000.

                                                                             -----------------    ------------------
                                                                                 3,519,410
     Subtotal                                                                                     4,662,890



Capitalized  lease  obligation  with  monthly  payments of $13,949  through         453,285
December 2009.                                                                                    95,215
                                                                             -----------------    ------------------
                                                                                                  ------------------
                                                                                 3,972,695
                                                                                                  4,758,105
                                                                                (1,029,702)             (1,259,315)
Less, current portion
                                                                             -----------------    ------------------
                                                                                                  ------------------
                                                                             $  2,942,993               $
Total Long-term Debt                                                                              3,498,790
                                                                             =================    ==================

Aggregate maturities of notes payable and capital leases are as follows:


                                      Notes Payable      Capital Leases
Year ending September 30:                                                          Total
                                     ----------------    ----------------     ----------------
                                         $   902,120            $127,582           $1,029,702
     2007
                                             912,773             141,061            1,053,834
     2008
                                           1,664,980             155,963            1,820,943
     2009
                                              39,537              28,679               68,216
     2010
                                                  --                  --                   --
     2011
                                     ----------------    ----------------     ----------------
                                     ----------------    ----------------     ----------------
                                          $3,519,410            $453,285           $3,972,695

                                     ================    ================     ================

During fiscal year 2005, the Company borrowed $4,300,000 under a loan agreement with Branch Banking & Trust Company of South Carolina to refinance an existing term loan at more favorable terms and a lower interest rate in order the pay the balance in full for all pre-petition taxes due to the Internal Revenue Service and the South Carolina Department of Revenue. The agreement contains certain restrictive covenants including restricting the purchase of capital assets in excess of $1,500,000 during any fiscal year and requiring net worth of $4,500,000 as of fiscal year end 2005 and increasing by at least the net profits after taxes less approved dividends over the prior fiscal year end result each fiscal year thereafter. The Company was in violation of certain of its debt covenants. The covenant requires that annual aggregate capital expenditures not exceed $2,200,000. The Company has received a letter from the lender that has waived the violation through September 30, 2006.

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions were approximately $830,000, $547,000, and $439,000, in fiscal years 2006, 2005, and
2004, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings with the Company matching three times the employee's contribution percentage. The Company's matching contributions were approximately $233,000, $185,000, and $130,000, in fiscal years 2006, 2005 and
2004, respectively. The Company establishes and maintains investment accounts to fund the Deferred Compensation Plan. The deferred compensation liability increases or decreases based on the amounts deferred plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants.

During the fiscal year ended September 30, 1984, the Company adopted an incentive stock plan (the "1984 Plan"). The 1984 Plan expired under its terms in December 1993. At September 30, 2006, there were no stock options outstanding under the 1984 Plan.

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant (or for 10% or higher shareholders, at 110% of the fair market value of the stock at the date of grant). Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. At September 30, 2006, stock options for 86,825 shares were outstanding under the 1994 Plan.

During the fiscal year ended September 30, 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Plan"). The 1996 Non-Employee Plan provides for the granting of options to two non-employee directors for the purchase of 10,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Harold H. Adams, Jr. and 5,000 options were issued to Russell J. Froneberger. These options were exercisable during the period commencing on March 20, 1999 and ending on March 20, 2006. At September 30, 2006, stock options under the 1996 Non-Employee Plan had expired.

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to three non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2006, stock options for 10,000 shares were outstanding under the 1997 Non-Employee Plan, all of which were exercisable.

NOTE 11.  STOCKHOLDERS' EQUITY

The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.



                                                                      1996               1997
                                    1984              1994         Non-Employee      Non-Employee
       Stock Options                Plan              Plan            Plan               Plan
-----------------------------     ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/03                       --    326,650            5,000            10,000

  Exercisable at 09/30/03                --         326,650            5,000            10,000

  Forfeited FY 03/04                     --                 --              --                 --
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/04                  --         326,650            5,000            10,000
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

  Exercisable at 09/30/04                --          326,650           5,000            10,000

  Forfeited FY 04/05                     --        (101,000)                --                 --
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/05                  --         225,650            5,000            10,000
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

  Exercisable at 09/30/05                --         225,650            5,000            10,000

  Exercised at 09/30/06                  --         (85,825)                --                 --

  Forfeited FY 05/06                     --         (53,000)          (5,000)                  --
                                  ----------      -------------    ------------      -------------
                                  ----------      -------------    ------------      -------------

Outstanding at 09/30/06                  --          86,825                 --          10,000
                                  ==========      =============    ============      =============

The Company has not granted options under any plans during fiscal years 2006, 2005 and 2004, and there have been 85,825 shares exercised during 2006 and no shares exercised during 2005 or 2004.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                                                 1996                  1997
          Weighted Average                                                 Non-Employee Plan       Non-Employee
           Exercise Price                 1984 Plan        1994 Plan                                   Plan
-------------------------------------    -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/03              N/A           $ 2.63                $ 3.50                $ 2.50
                    Granted FY 03/04               --               --                    --                    --
                  Exercised FY 03/04               --               --                    --                    --
                  Forfeited FY 03/04              N/A               --                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/04              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/04              N/A           $ 2.63                $ 3.50                $ 2.50
                    Granted FY 04/05               --               --                    --                    --
                  Exercised FY 04/05               --               --                    --                    --
                  Forfeited FY 04/05              N/A               --                    --                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/05              N/A           $ 2.63                $ 3.50                $ 2.50
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Exercisable at 09/30/06               --             2.63                  3.50                  2.50
                    Granted FY 05/06               --               --                    --                    --
                  Exercised FY 05/06               --               --                    --                    --
                  Forfeited FY 05/06               --               --                (3.50)                    --
                                         -------------    -------------    ------------------    ------------------
                                         -------------    -------------    ------------------    ------------------
             Outstanding at 09/30/06              N/A           $ 2.63                 $  --                $ 2.50
                                         =============    =============    ==================    ==================

The following table summarizes options outstanding and exercisable by price range as of September 30, 2006:



                                        Options Outstanding                          Options Exercisable


-------------------- --- --------------------------------------------------- -- ------------------------------

                                                Weighted
                                                Average          Weighted                          Weighted
                                               Remaining          Average                           Average
                                              Contractual        Exercise                          Exercise
  Range of Price          Outstanding             Life             Price         Exercisable         Price
--------------------     ---------------     ---------------    ------------    --------------    ------------


                                 73,825                 .94           $1.94            73,825           $1.94
$1.00 to $1.99
                                 23,000                 .86           $2.58            23,000           $2.58
$2.00 to $2.99
                         ---------------                                        --------------
                                 96,825                                                96,825

                         ===============                                        ==============

All of the stock options had fully vested prior to October 1, 2000, and therefore, there was no compensatory effect for the three years ended September 30, 2006. The Company has historically calculated the fair value of stock options using the Black-Scholes option-pricing model.
-------------------------------------------

-------------------------------------------
During the year ended September 30, 1997, warrants for the purchase of shares of the Company's common stock were issued, ranging in exercise price from $1.9375 to $5.00. Fifty-five thousand (55,000) warrants were issued in connection with services to be rendered by an investor relations advisor to the Company. During the years ended September 30, 1998 and September 30, 1999, the Company granted to the convertible debenture holder warrants to purchase up to thirty-five thousand (35,000) and ten thousand (10,000) warrant shares, respectively, as part of a $1,500,000 convertible subordinated debenture. The Stock Purchase Warrant allows for 65,000 shares in total. In addition, during the year ended September 30, 1999, the Company granted to Allen & Company Incorporated, financial advisors, warrants to purchase 150,000 shares of common stock. No warrants were issued during the three fiscal years ended September 30, 2006, 2005, and 2004. On March 1, 2004, the company issued 90,000 shares of common stock to Allen & Company, Incorporated upon the exercise of its warrants issued in March of 1999.

The following is a schedule of warrants issued and outstanding during the years ended September 30, 2006, 2005 and 2004:


                                       Number of          Exercise              Date            Expiration
                                       Warrants            Price            Exercisable            Date
                                     --------------    ---------------     ---------------     --------------
                                     --------------
Outstanding at 09/30/03                    150,000              $1.00         03/03/99           03/03/04
                                     --------------
                                     --------------

Activity during FY 03/04:
    Exercised                            (150,000)              $1.00         03/03/99           03/03/04
    Expired                                     --
                                     --------------
                                     --------------
Outstanding at 09/30/04                        N/A
                                     --------------
                                     --------------

Activity during FY 04/05:
    Exercised                                    --
    Expired                                      --
                                     --------------
                                     --------------
Outstanding at 09/30/05                        N/A
                                     --------------
                                     --------------

Activity during FY 05/06:
    Exercised                                   --
    Expired                                     --
                                     --------------
                                     --------------
Outstanding at 09/30/06                        N/A
                                     ==============

NOTE 12.  LEASE COMMITMENTS

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2006, are as follows:


                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                   2007                                      $3,474,786
                                   2008                                       3,374,683
                                   2009                                       3,098,244
                                   2010                                       2,991,492
                                   2011                                       2,603,503
                                                                             22,919,895
                                    Thereafter
                                                                        ----------------
                                                                            $38,462,603
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal years 2006, 2005 and 2004 was approximately $3,043,000, $2,700,000, and $2,600,000, respectively.

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of BlueChoice HealthPlan ("BCHP"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2006, BCHP owned 6,107,838 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 68% of the Company's outstanding common stock.

Facility Leases

Several of the medical center facilities operated by UCI-SC are leased or were leased from entities owned or controlled by certain principal shareholders, board members, and/or members of the Company's management. Total lease payments made by UCI-SC under these leases during the fiscal years ended September 30, 2006, 2005 and 2004 were approximately $96,000 for each year.

One medical facility operated by UCI-SC is leased from a physician employee of the P.A. Total lease payments made by UCI-SC under these leases during the Company's fiscal years ended September 30, 2006, 2005 and 2004, were approximately $61,000 for each year.

Other Transactions with Related Parties

At September 30, 2006, BCBS and its subsidiaries control 6,726,019 shares, or approximately 68% of the Company's outstanding common stock. The shares acquired by BlueChoice HealthPlan ("BCHP") and Companion Property & Casualty Insurance Company ("CP&C") from the Company were purchased pursuant to stock purchase agreements and were not registered. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2006 is $453,000.

During the Company's fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker's compensation insurance through CP&C.

UCI-SC, through the P.A., provides services to members of a health maintenance organization ("HMO") operated by BlueChoice HealthPlan ("BCHP") who have selected the P.A. as their primary care provider.

During fiscal years 2006, 2005 and 2004, the Company paid BCBS and its subsidiaries approximately $28,000, $15,000, and $32,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 38%, 40%, and 39%, of the Company's total revenues for fiscal years 2006, 2005 and 2004, respectively.

NOTE 14.  CONCENTRATION OF CREDIT RISK

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 11% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $60,000 and $1,170,912. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit claims of approximately $1,361,000, $1,230,000, and $923,000, respectively, for each of the three fiscal years ended September 30, 2006, are included in these financial statements. The Company has accrued estimated incurred but not reported health claims of approximately $201,000 and $267,000 as of September 30, 2006 and September 30, 2005, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2006, and management intends to vigorously defend the Company in such matters.

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

Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations; however, the possibility for future governmental review and interpretation exists.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $492,000, $549,000, and $693,000, in the years ended September 30, 2006, 2005, and 2004, respectively. The Company paid approximately $455,000 and $96,000 of income tax payments in the years ended September 30, 2006 and 2005, respectively.

NOTE 17.  QUARTERLY FINANCIAL DATA (unaudited)

The quarterly data below is based on the Company's fiscal periods.

                                                             Fiscal Year Ended September 30, 2006
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2005        03/31/2006         06/30/2006         09/30/2006
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $14,632,000       $16,971,000        $15,637,000        $16,432,000
Operating Costs                                 11,010,000        12,500,000         11,657,000         13,008,000
Operating Margin                                 3,622,000         4,471,000          3,980,000          3,424,000
Net Income after Provision for
   Income Taxes                                    796,000         1,007,000            748,000            159,000
Basic Earnings per Common Share                        .08               .10                .08                .02
Diluted Earnings per Common Share                      .08               .10                .08                .02


                                                             Fiscal Year Ended September 30, 2005
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2004        03/31/2005         06/30/2005         09/30/2005
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $12,194,000       $15,662,000        $14,000,000        $14,786,000
Operating Costs                                  9,154,000        11,579,000         10,328,000         11,249,000
Operating Margin                                 3,040,000         4,083,000          3,672,000          3,537,000
Net Income after Provision for
   Income Taxes                                  5,462,000           941,000            662,000            476,000
Basic Earnings per Common Share                        .56               .10                .07                .05
Diluted Earnings per Common Share                      .56               .10                .07                .05


NOTE 18.  SUBSEQUENT EVENTS

     On October 16, 2006, Doctors Care opened a new location in Mt. Pleasant, South Carolina.

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX


<         Exhibit Number             Description
     2.1 Order of Confirmation of UCI Medical Affiliates, Inc. ("UCI") Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)
     2.2 Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002)
     2.3 Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)
     2.4 Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)
     2.5 Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)
     2.6 Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16,
2002)
     2.7 Plan of  Reorganization  for UCI  (Incorporated by reference to Exhibit
2.7 on the Form 8-K filed August 16, 2002)
     2.8 Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16,
2002)
     2.9 Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)
     2.10 Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)
     2.11 Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16,
2002)
     2.12 Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002)
     2.13 Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002)
     2.14 Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)
     2.15 Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16,
2002)
     3.1 Amended and Restated Certificate of Incorporation of UCI filed with the Delaware Secretary of State as of July 27, 1994 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     3.2 Amended and Restated Bylaws of UCI dated as of November 23, 1993 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     3.3 Amendment to Amended and Restated Bylaws of UCI dated as of August 21, 1996 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     3.4 Amendment to Amended and Restated Bylaws of UCI dated as of August 15, 2002 (Incorporated by reference to Exhibit 3.4 on the Form 8-K filed as of October 28, 2002)
     3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State as of February 24, 1999 (Exhibit 3.5 on the Form 10-K filed for fiscal year 2002)
     4.1 The rights of security holders of the registrant are set forth in the registrant's Certificate of Incorporation and Bylaws, as amended, included as Exhibits 3. 1 through 3. 5
     10.5 Lease and License Agreement dated March 30, 1994 between Doctors Care, P.A. and Blue Cross Blue Shield of South Carolina (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.6 Note Payable dated February 28, 1995 between UCI-SC as payor, and Companion Property and Casualty Insurance Company, as payee (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year
2003)
     10.7 Revolving Line of Credit dated November 11, 1996 between Carolina First Bank and UCI (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.8** Stock Option  Agreement  dated March 20, 1996 between UCI and Harold
H. Adams, Jr. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.9** Stock Option  Agreement dated March 20, 1996 between UCI and Russell
J. Froneberger (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.11** Stock Option Agreement dated March 27, 1997, between UCI and Thomas
G. Faulds (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.12** Stock Option Agreement dated March 27, 1997 between UCI and Ashby Jordan, M.D. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.13** Stock Option Agreement dated March 27, 1997 between UCI and Charles
M. Potok (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.14** UCI 1994 Incentive Stock Option Plan (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.17 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Georgia, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.18 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Tennessee, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.19 Administrative Services Agreement dated August 11, 1998 between UCI Medical Affiliates of South Carolina, Inc. and Doctors Care, P.A. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.21 Stock Purchase Option and Restriction Agreement dated September 1, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc. and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.22 Stock Purchase Option and Restriction Agreement dated July 15, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc.; and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     10.31 Stock Purchase Option and Restriction Agreement dated as of October 31, 2002 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of South Carolina, Inc.; and Doctors Care, P.A. (Incorporated by reference to Exhibit
10.31 filed on Form 10-K for fiscal year 2002)
     14 Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
     21 Subsidiaries of the Registrant (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
         23*                        Consent of Independent Auditors
     31.1* Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D. 31.2* Rule 13a-14(a)/15d-14(a) Certification of Jerry F. Wells, Jr., CPA
         32*                        Section 1350 Certification
         99*                        Press Release dated December 22, 2006.

         *Filed herewith

         ** Denotes a management contract or compensatory plan or arrangement.