Form 10-Q
period 2006-12-31
UCI MEDICAL AFFILIATES INC
filed 2007-02-14
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2006

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from:                 to
                                    ----------------------------------------

                         Commission file number 0-13265

                          UCI MEDICAL AFFILIATES, INC.
             (Exact name of Registrant as specified in its charter)

     Delaware                                             59-2225346
 (State or other jurisdiction of incorporation) (IRS Employer
                                                Identification No.)

                                4416 Forest Drive
                               Columbia, SC 29206
                    (Address of principal executive offices)

                                 (803) 782-4278
               (Registrant's telephone number including area code)
                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated Filer (X)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(  ) Yes   ( X ) No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes ( )No
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,830,297 at December 31, 2006.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2006
                           and September 30, 2006                                                          3

                           Condensed Consolidated Statements of Operations for the three months
                           ended December 31, 2006 and December 31, 2005                                   4

                           Condensed Consolidated Statements of Cash Flows for the three months
                           ended December 31, 2006 and December 31, 2005                                   5

                           Notes to Condensed Consolidated Financial Statements           6  -  8

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9 -  12

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                   13

                  Item 4   Controls and Procedures                                               13 - 14

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   15

                  Item 1A  Risk Factors                                                                 15

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  15

                  Item 3   Defaults Upon Senior Securities                                              15

                  Item 4   Submission of Matters to a Vote of Security Holders                          15

                  Item 5   Other Information                                                   15

                  Item 6   Exhibits                                                                     15


SIGNATURES                                                                                              16

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets


                                                                     December 31, 2006         September 30, 2006
                                                                        (unaudited)
                                                                   -----------------------    ----------------------
Assets
Current assets
   Cash and cash equivalents                                                  $   313,577     $          533,209
   Accounts receivable, less allowance for doubtful accounts
       of $3,373,064 and $3,628,558                                            11,122,562          10,627,543
   Inventory                                                                      915,345             876,609
   Deferred taxes                                                               1,358,021           1,582,190
   Prepaid expenses and other current assets                                      850,330             545,298
                                                                   -----------------------    ----------------------
Total current assets                                                           14,559,835          14,164,849

Property and equipment less accumulated depreciation of
   $12,942,394 and $12,580,568                                                  8,905,251           8,748,974
Deferred taxes                                                                    552,983             440,232
Restricted investments                                                          1,553,744           1,343,432
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       49,234              36,272
                                                                   -----------------------    ----------------------
Total Assets                                                                  $29,012,989     $     28,125,701
                                                                   =======================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                              $  500,000     $          279,373
   Current portion of long-term debt                                            1,053,735           1,029,702
   Accounts payable                                                             2,914,697           2,297,493
   Accrued salaries and payroll taxes                                           1,465,073           2,109,588
   Accrued uncompensated absences                                                 302,616             342,993
   Other accrued liabilities                                                      712,895             741,291
                                                                   -----------------------    ----------------------
Total current liabilities                                                       6,949,016           6,800,440

Long-term liabilities
   Accounts payable                                                               299,230             414,231
   Deferred tax liability                                                         367,508             346,707
   Deferred compensation liability                                              1,607,533           1,374,840
   Long-term debt, net of current portion                                       2,687,681           2,942,993
                                                                   -----------------------    ----------------------
                                                                   -----------------------    ----------------------
Total long-term liabilities                                                     4,961,952           5,078,771
                                                                   -----------------------    ----------------------
Total Liabilities                                                              11,910,968          11,879,211
                                                                   -----------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                               --                         --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,830,297 and 9,826,297 shares                     491,515             491,315
   Paid-in capital                                                             21,941,180          21,929,944
   Accumulated deficit                                                        (5,330,674)          (6,174,769)
                                                                   -----------------------    ----------------------
Total Stockholders' Equity                                                     17,102,021          16,246,490
                                                                   -----------------------    ----------------------
Total Liabilities and Stockholders' Equity                                   $ 29,012,989     $     28,125,701
                                                                   =======================    ======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                            Three Months Ended December 31,
                                                                     2006                    2005
                                                              --------------------     ------------------
                                                                                       ------------------

Revenues                                                              $17,043,268            $14,631,891
Operating costs                                                        12,799,970             11,010,042
                                                              --------------------     ------------------
                                                                                       ------------------
Operating margin                                                        4,243,298              3,621,849

General and administrative expenses                                     2,398,061              2,026,610
Depreciation and amortization                                             361,134                283,809
                                                              --------------------     ------------------
                                                                                       ------------------
Income from operations                                                  1,484,103              1,311,430

Other expense
   Interest expense, net of interest income                             (128,590)              (106,020)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before benefit (provision) for income taxes                      1,355,513              1,205,410
Income tax (provision) benefit                                          (511,418)              (409,000)
                                                                                       ------------------
                                                              --------------------     ------------------

Net income                                                              $ 844,095             $  796,410
                                                                                       ==================
                                                              ====================     ==================

Basic earnings per share                                                 $    .09               $    .08
                                                              ====================     ==================
                                                                                       ==================

Basic weighted average common shares outstanding                        9,827,167              9,740,472
                                                              ====================     ==================
                                                                                       ==================

Diluted earnings per share                                               $    .09               $    .08
                                                              ====================     ==================
                                                                                       ==================

Diluted weighted average common shares outstanding                      9,915,122              9,928,122
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                             Three Months Ended December 31,
                                                                       2006                  2005
                                                                 ------------------    -----------------
Operating activities:
Net income                                                               $ 844,095           $  796,410
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        1,012,537              731,387
      Depreciation and amortization                                        361,134              283,809
      Deferred taxes                                                       132,219              389,000
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable                             (1,507,556)          (1,570,969)
         (Increase) in inventory                                          (38,736)             (14,947)
         (Increase) in prepaid expenses and other current                (305,032)            (183,725)
assets
         Increase (decrease) in accounts payable and accrued
            expenses                                                      (96,084)               71,968
         Deferred compensation                                             232,693              127,444
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash provided by operating activities                                      635,270              630,377
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (517,411)            (599,484)
(Increase) in other assets                                                (12,962)                  --
Additions to restricted investments                                      (210,312)              128,062
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                        (740,685)            (471,422)
                                                                 ------------------    -----------------

Financing activities:
Proceeds from issuance of common stock                                      11,436                  --
Net borrowings on line of credit                                           220,627                  --
Payments on term-note                                                    (162,004)            (270,688)
Payments on other long-term obligations                                  (184,276)            (393,695)
                                                                 ------------------    -----------------

Cash used in financing activities                                        (114,217)            (664,383)
                                                                 ------------------    -----------------

Decrease in cash and cash equivalents                                    (219,632)            (505,428)
Cash and cash equivalents at beginning of period                           533,209              961,610
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 313,577           $  456,182
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2006.

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

Restricted investments represent mutual fund investments to fund the Company's deferred compensation liability and are classified as trading. Realized gains and losses are determined on the basis of first-in, first-out (FIFO) cost of the securities. Both realized and unrealized gains are recorded in the Company's statement of income.

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

Certain reclassifications have been made to the prior fiscal years financial statements to conform to the fiscal year 2007 presentation.

NOTE 2.  INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended December 31, 2006, our management recorded income tax expense of approximately $511,000.

NOTE 4.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of fiscal year 2006, and determined there had not been any impairment.

NOTE 5.  LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. As of December 31, 2006, the Company had outstanding borrowings on the line of approximately $500,000. Pricing is prime rate plus a $150 fee (prime rate is 8.25% as of December 31, 2006). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

NOTE 6.  EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. During the first quarter of fiscal year 2007, the Company elected early adoption of SAB 108. The adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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


                                     PART I
                              FINANCIAL INFORMATION

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of December 31, 2006 and 2005, the P.A. employed 145 and 116 medical providers, respectively.

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

Revenues of $17,043,000 for the quarter ended December 31, 2006 reflect an increase of $2,411,000 or 16% from those of the quarter ended December 31, 2005.

This increase in revenue is the result of opening additional operating facilities as well as an increase in patient encounters. Patient encounters were approximately 155,000 in the first quarter of fiscal year 2007 and 143,000 in the first quarter of fiscal year 2006.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2006, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") and Companion Property and Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs and are the primary care gatekeeper for more than 6,000 lives at December 31, 2006. As of December 31, 2006, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company sustained revenues in fiscal year 2006 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 14% of our total revenues from these occupational medicine services in the first quarter of fiscal year 2007 and approximately 16% in the first quarter of fiscal year 2006.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2007 and 2006.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2007     2006            2007      2006
                                                            ------- ---------       --------- ----------
                                                                16        15               9         10
        Patient Pay
                                                                 8         9               3          4
        Employer Paid
                                                                 7         6               6          7
        HMO
                                                                12        10              11         12
        Workers Compensation
                                                                13        14              14         13
        Medicare/Medicaid
                                                                41        43              54         50
        Managed Care Insurance
                                                                 3         3               3          4
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of $4,243,000 during the first quarter of fiscal 2007 as compared to an operating margin of $3,622,000 for the first quarter of fiscal 2006. The 17% increase in margin was primarily the result of increased revenues, as discussed above.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $2,398,000 in the first quarter of fiscal year 2007, up from $2,027,000 in the first quarter of fiscal year 2006. This increase is primarily the result of an increase in personnel costs during the first quarter of fiscal year 2007.

Depreciation and amortization expense increased to $361,000 in the first quarter of fiscal 2007, up from $284,000 in the first quarter of fiscal 2006. This increase is the result of equipment purchases and building renovations. Interest expense increased to $129,000 in the first quarter of fiscal year 2007, up from $106,000 in the first quarter of fiscal 2006, due to the increased borrowings on the line of credit.

During the quarter ended December 31, 2006, our management recorded income tax expense of approximately $511,000, compared to $409,000 recorded during the first quarter of fiscal year 2005.

Financial Condition at December 31, 2006

Cash and cash equivalents decreased by $220,000 during the quarter ended December 31, 2006, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by $495,000 during the quarter ended December 31, 2006 and is a result of increased revenues.

Long-term debt decreased from $3,973,000 at September 30, 2006 to $3,741,000 at December 31, 2006 due to regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of December 31, 2006, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $635,000 of cash during the first quarter of fiscal year 2007, compared to $630,000 during the first quarter of fiscal year 2006.

Investing activities used $741,000 in the first quarter of fiscal year 2007 as compared to $471,000 in the first quarter of fiscal year 2006. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities utilized $114,000 in cash during the first quarter of fiscal year 2007 as compared to $664,000 in the first quarter of fiscal year 2006, as a result of increased borrowings on the line of credit, offset by regular principal payments.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

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

Approximately $739,000 of our debt at December 31, 2006 was subject to fixed interest rates. Approximately $3,002,000 of our debt at December 31, 2006 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2006, our interest expense on an annualized basis would increase approximately $30,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 4.                    Controls and Procedures

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Item 1A           Risk Factors

                  Information regarding risk factors appears in Part I - Item 1A
                  - Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

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

                  99.1     Press Release dated February 14, 2007.

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



Date:  February 14, 2007