Form 10-Q
period 2007-03-31
UCI MEDICAL AFFILIATES INC
filed 2007-05-10
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number 0-13265

UCI MEDICAL AFFILIATES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-2225346
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4416 Forest Drive

Columbia, SC 29206

(Address of principal executive offices)

(803) 782-4278

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,914,122 at March 31, 2007.

UCI MEDICAL AFFILIATES, INC.

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2007 (unaudited)	September 30, 2006
Assets
Current assets
Cash and cash equivalents	$394,910	$533,209
Accounts receivable, less allowance for doubtful accounts of $2,632,765 and $3,628,558	11,946,938	10,627,543
Inventory	1,045,634	876,609
Deferred taxes	1,064,833	1,582,190
Prepaid expenses and other current assets	1,006,331	545,298

Total current assets	15,458,646	14,164,849

Property and equipment, less accumulated depreciation of $13,043,596 and $12,580,568	9,169,194	8,748,974
Deferred taxes	685,200	440,232
Restricted investments	1,679,969	1,343,432
Excess of cost over fair value of assets acquired, less accumulated amortization of $2,451,814	3,391,942	3,391,942
Other assets	49,235	36,272

Total Assets	$30,434,186	$28,125,701

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$767,220	$279,373
Current portion of long-term debt	1,035,937	1,029,702
Accounts payable	2,857,345	2,297,493
Accrued salaries and payroll taxes	1,944,333	2,109,588
Accrued uncompensated absences	292,800	342,993
Other accrued liabilities	479,383	741,291

Total current liabilities	7,377,018	6,800,440

Long-term liabilities
Accounts payable	284,769	414,231
Deferred tax liability	389,558	346,707
Deferred compensation liability	1,752,980	1,374,840
Long-term debt, net of current portion	2,351,227	2,942,993

Total long-term liabilities	4,778,534	5,078,771

Total Liabilities	12,155,552	11,879,211

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share:
Authorized shares – 10,000,000; none issued	—	—
Common stock, par value $.05 per share:
Authorized shares – 50,000,000
Issued and outstanding – 9,914,122 and 9,826,297 shares	495,706	491,315
Paid-in capital	22,105,024	21,929,944
Accumulated deficit	(4,322,096)	(6,174,769)

Total Stockholders’ Equity	18,278,634	16,246,490

Total Liabilities and Stockholders’ Equity	$30,434,186	$28,125,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues	$19,371,606	$16,971,379	$36,414,874	$31,603,270
Operating costs	(14,311,329)	(12,500,071)	(27,111,299)	(23,510,112)

Operating margin	5,060,277	4,471,308	9,303,575	8,093,158

General and administrative expenses	(2,922,224)	(2,371,467)	(5,320,285)	(4,398,078)
Depreciation and amortization	(375,860)	(286,902)	(736,994)	(570,710)

Income from operations	1,762,193	1,812,939	3,246,296	3,124,370

Other expense
Interest expense, net of interest income	(141,101)	(133,180)	(269,691)	(239,200)

Income before income taxes	1,621,092	1,679,759	2,976,605	2,885,170
Income tax expense	(612,514)	(672,472)	(1,123,932)	(1,081,742)

Net income	$1,008,578	$1,007,287	$1,852,673	$1,803,428

Basic earnings per share	$.10	$.10	$.19	$.19

Basic weighted average common shares outstanding	9,871,167	9,740,472	9,848,925	9,740,472

Diluted earnings per share	$.10	$.10	$.19	$.18

Diluted weighted average common shares outstanding	9,963,992	9,928,122	9,937,750	9,928,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2007	2006
Operating activities:
Net income	$1,852,673	$1,803,428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,992,120	1,579,398
Depreciation and amortization	736,994	570,710
Deferred taxes	315,240	765,467
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,311,515)	(2,836,328)
(Increase) in inventory	(169,025)	(14,947)
(Increase) in prepaid expenses and other current assets	(461,033)	(162,824)
Increase in accounts payable and accrued liabilities	82,496	234,646
Deferred compensation	378,140	319,269

Cash provided by operating activities	1,416,090	2,258,819

Investing activities:
Purchases of property and equipment	(1,157,214)	(1,214,229)
(Increase) in other assets	(12,963)	(13,122)
Additions to restricted investments	(336,537)	(300,380)

Cash used in investing activities	(1,506,714)	(1,527,731)

Financing activities:
Proceeds from issuance of common stock	179,471	—
Net borrowings on line of credit	487,847	—
Payments on term-note	(328,254)	(545,818)
Payments on other long-term obligations	(386,739)	(610,472)

Cash used in financing activities	(47,675)	(1,156,290)

Decrease in cash and cash equivalents	(138,299)	(425,202)
Cash and cash equivalents at beginning of period	533,209	961,610

Cash and cash equivalents at end of period	$394,910	$536,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2006.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. (“UCI”), UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), Doctors Care, P.A., Progressive Physical Therapy, P.A. (“PPT”), Carolina Orthopedic & Sports Medicine, P.A. (“COSM”), and Doctors Care of Tennessee, P.C. (the four together as the “P.A.” and together with UCI and UCI-SC, the “Company”). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised, (“FIN 46”) “Consolidation of Variable Interest Entities.” Prior to the Company’s adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

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

Restricted investments represent mutual fund investments to fund the Company’s deferred compensation liability and are classified as trading. Realized gains and losses are determined on the basis of first-in, first-out (FIFO) cost of the securities. Both realized and unrealized gains are recorded in the Company’s statement of income.

The Company adopted FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” in fiscal year 1999. Statement No. 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company’s products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management’s opinion that, at this time, the Company has several operating segments, however, only one reportable segment. The following discussion sets forth the required disclosures regarding single segment information.

The Company provides nonmedical management and administrative services for a network of 54 freestanding medical centers, 53 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (33 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center).

Certain reclassifications have been made to the prior period’s financial statements to conform to the fiscal year 2007 presentation.

NOTE 2. INVENTORY

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended March 31, 2007, our management recorded income tax expense of approximately $613,000.

NOTE 4. INTANGIBLES

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of fiscal year 2006, and determined there had not been any impairment.

NOTE 5. LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. As of March 31, 2007, the Company had outstanding borrowings on the line of approximately $767,000. Pricing is prime rate plus a $150 fee (prime rate was 8.25% at March 31, 2007). Borrowings are collateralized by the Company’s accounts receivable and the maturity date of this credit line is August 16, 2009.

NOTE 6. 2007 EQUITY INCENTIVE PLAN

The Company established the 2007 Equity Incentive Plan (the “Plan”), effective as of March 7, 2007, to use Common Stock in UCI (“Common Stock”) as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI’s performance. The types of equity Incentives under this Plan include:

(a)	Incentive Stock Options;

(b)	Nonqualified Stock Options;

(c)	Stock Appreciation Rights;

(d)	Restricted Stock Grants;

(e)	Performance Shares;

(f)	Share Awards; and

(g)	Phantom Stock Awards.

NOTE 7. EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS No. 159) which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Revenue recognition –

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

Allowance for doubtful accounts –

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a customer that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional bad debt expense.

Consideration of impairment of intangible assets –

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

Valuation reserve on net deferred tax assets –

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation allowance.

Company Structure

Our consolidated financial statements include the accounts of UCI and UCI-SC. Consolidation of the financial statements is required under FIN 46, as revised. Prior to the adoption of FIN 46, we consolidated the P.A. as a result of EITF 97-2, “Application of FASB Statement No. 94 and A.P.B. Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of each P.A.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of March 31, 2007 and 2006, the P.A. employed 152 and 135 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Results of Operations

The Company provides nonmedical management and administrative services for a network of 54 freestanding medical centers, 53 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (33 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center).

Revenues of $19,372,000 for the quarter ended March 31, 2007 reflect an increase of $2,400,000 or 14% from those of the quarter ended March 31, 2006. For the six months ended March 31, 2007, revenues were $36,415,000 as compared to $31,603,000 for the six months ended March 31, 2006.

This increase in revenue is the result of opening additional operating facilities, as well as an increase in patient encounters. Patient encounters were approximately 170,000 in the second quarter of fiscal year 2007 and 156,000 in the second quarter of fiscal year 2006.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2006, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan (“BCHP”) and Companion Property and Casualty Insurance Company (“CP&C”), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina (“BCBS”). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs and are the primary care “gatekeeper” for approximately 6,000 lives at March 31, 2007. As of March 31, 2007, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The Company sustained revenues in fiscal year 2007 in occupational medicine and industrial health services (these revenues are referred to as “employer paid” and “workers compensation” on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 14% of our total revenues from these occupational medicine services in the second quarter of fiscal years 2007 and 2006.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2007 and 2006.

Payor	Percent of Patient Visits		Percent of Revenue
	2007	2006	2007	2006
Patient Pay	13	14	10	10

Employer Paid	8	8	3	3

HMO	6	6	7	7

Workers Compensation	9	9	11	11

Medicare/Medicaid	14	13	13	13

Managed Care Insurance	47	47	53	53

Other (Commercial Indemnity, Champus, etc.)	3	3	3	3

	100	100	100	100

We earned an operating margin of $5,060,000 during the second quarter of fiscal 2007 as compared to an operating margin of $4,471,000 for the second quarter of fiscal 2006. For the six months ended March 31, 2007, operating margin was $9,304,000 as compared to $8,093,000 for the six months ended March 31, 2006. The increase in margin was primarily the result of increased revenues, as discussed above.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $2,922,000 in the second quarter of fiscal year 2007, up from $2,371,000 in the second quarter of fiscal year 2006. For the six months ended March 31, 2007, general and administrative expenses increased to $5,320,000, up from $4,398,000 for the same period in the prior fiscal year. This increase is primarily the result of an increase in personnel costs during fiscal year 2007.

Depreciation and amortization expense increased to $376,000 in the second quarter of fiscal 2007, up from $287,000 in the second quarter of fiscal 2006. For the six months ended March 31, 2007, depreciation and amortization expense increased to $737,000, up from $571,000 for the six months ended March 31, 2006. This increase is the result of equipment purchases and building renovations. Interest expense increased to $141,000 in the second quarter of fiscal year 2007, up from $133,000 in the second quarter of fiscal 2006. For the six months ended March 31, 2007, interest expense increased to $270,000, as compared to $239,000 for the six months ended March 31, 2006. This was due to the increased borrowings on the line of credit.

During the quarter ended March 31, 2007, our management recorded income tax expense of approximately $613,000, compared to $672,000 recorded during the second quarter of fiscal year 2006. For the six months ended March 31, 2007, income tax expense was $1,124,000, compared to $1,082,000 for the six months ended March 31, 2006.

Financial Condition at March 31, 2007

Cash and cash equivalents decreased by $138,000 during the six months ended March 31, 2007, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by $1,319,000 during the six months ended March 31, 2007 and is a result of increased revenues.

Long-term debt decreased from $3,973,000 at September 30, 2006 to $3,387,000 at March 31, 2007 due to regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new Centers), for working capital needs, and for the retirement of indebtedness. We continue to fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2007, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $1,416,000 of cash during the six months ended March 31, 2007, compared to $2,259,000 during the six months ended March 31, 2006, as a result of a larger increase in prepaid expenses and other current assets and a smaller increase in accounts payable and accrued liabilities.

Investing activities used $1,507,000 in the six months ended March 31, 2007 as compared to $1,528,000 in the six months ended March 31, 2006. This primarily is the result of purchases of equipment and building renovations for our operating sites.

Financing activities utilized $48,000 in cash during the six months ended March 31, 2007 as compared to $1,156,000 in the six months ended March 31, 2006, as a result of proceeds from the issuance of common stock and increased borrowings on the line of credit, offset by regular principal payments.

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

Approximately $673,000 of our debt at March 31, 2007 was subject to fixed interest rates. Approximately $2,714,000 of our debt at March 31, 2007 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2007, our interest expense on an annualized basis would increase approximately $27,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 4.	Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Information regarding risk factors appears in Part I—Item 1A—Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3	Defaults upon Senior Securities

This item is not applicable.

Item 4	Submission of Matters to a Vote of Security Holders

On March 7, 2007, UCI’s annual meeting of the shareholders was held and the following actions were taken:

Holders of UCI’s common stock represented at the meeting voted to re-elect Jean E. Duke, CPA and Timothy L. Vaughn, CPA to the Board of Directors for terms expiring at the 2010 annual meeting of stockholders, as follows:

	Number Voting	For	Withhold Approval
Jean E. Duke, CPA	9,263,521	9,243,929	19,592
Timothy L. Vaughn, CPA	9,263,521	9,164,003	99,518

Holders of UCI’s common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2007, as follows:

Number Voting	For	Against	Abstain
9,263,521	9,262,777	586	158

Holders of UCI’s common stock represented at the meeting voted to approve the 2007 Equity Incentive Plan, as follows:

Number Voting	For	Against	Abstain	Broker Non-Vote
9,263,521	7,321,290	117,730	2,350	1,822,151

Holders of UCI’s common stock represented at the meeting voted not to approve the 2007 Non-Employee Director Stock Plan, as follows:

Number Voting	For	Against	Abstain	Broker Non-Vote
9,263,521	592,278	6,845,333	3,759	1,822,151

Item 5	Other Information

This item is not applicable.

Item 6	Exhibits

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

99.1 Press Release dated May 10, 2007.

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

Date: May 10, 2007