Form 10-Q
period 2007-06-30
UCI MEDICAL AFFILIATES INC
filed 2007-08-08
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E
XCHANGE ACT OF 1934
For the transition period from:                to:
        -----------------------------------    -------------------------------

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

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,914,122 at June 30, 2007.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets -
                            June 30, 2007 and September 30, 2006                                3

                           Condensed Consolidated Statements of Operations for the three
                           months and nine months ended June 30, 2007 and June 30, 2006         4

                           Condensed Consolidated Statements of Cash Flows
                           for the nine months ended June 30, 2007 and June 30, 2006            5

                           Notes to Condensed Consolidated Financial Statements                6-9

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               10-14

                  Item 3   Quantitative and Qualitative Disclosures about Market Risk           14

                  Item 4   Controls and Procedures                                           14-15

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                    16

                  Item 1A  Risk Factors                                                         16

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          16

                  Item 3   Defaults Upon Senior Securities                                      16

                  Item 4   Submission of Matters to a Vote of Security Holders                  16

                  Item 5   Other Information                                                    16

                  Item 6   Exhibits                                                             16


SIGNATURES                                                                                      17


                                          UCI MEDICAL AFFILIATES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30, 2007           September 30, 2006
                                                                     ----------------      -----------------------
Assets                                                                   (unaudited)
Current assets
   Cash and cash equivalents                                              $  325,158              $       533,209
   Accounts receivable, less allowance for doubtful accounts
       of $2,225,230 and $3,628,558                                       11,778,359                   10,627,543
   Inventory                                                               1,045,634                      876,609
   Deferred taxes                                                          1,097,713                    1,582,190
   Prepaid expenses and other current assets                                 962,073                      545,298
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total current assets                                                      15,208,937                   14,164,849
                                                                     ----------------      -----------------------

Property and equipment, less accumulated depreciation of
   $13,432,969 and $12,580,568                                             9,430,928                    8,748,974
Deferred taxes                                                               456,228                      440,232
Restricted investments                                                     1,865,156                    1,343,432
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                  3,391,942                    3,391,942
Other assets                                                                  49,234                       36,272
                                                                     ----------------      -----------------------
Total Assets                                                             $30,402,425                 $ 28,125,701
                                                                     ================      =======================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                         $  764,082                   $  279,373
   Current portion of long-term debt                                       1,060,338                    1,029,702
   Accounts payable                                                        2,570,319                    2,297,493
   Accrued salaries and payroll taxes                                      1,618,768                    2,109,588
   Accrued uncompensated absences                                            265,974                      342,993
   Other accrued liabilities                                                 713,020                      741,291
                                                                                           -----------------------
                                                                     ----------------
Total current liabilities                                                  6,992,501                    6,800,440

Long-term liabilities
    Accounts payable                                                         198,163                      414,231
    Deferred tax liability                                                   412,932                      346,707
    Deferred compensation liability                                        1,947,709                    1,374,840
    Long-term debt, net of current portion                                 2,092,392                    2,942,993
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total long-term liabilities                                                4,651,196                    5,078,771
                                                                     ----------------      -----------------------
                                                                     ----------------      -----------------------
Total Liabilities                                                         11,643,697                   11,879,211
                                                                     ----------------      -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                 --                    --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,914,122 and 9,826,297 shares                495,706                      491,315
   Paid-in capital                                                        22,105,024                   21,929,944
   Accumulated deficit                                                   (3,842,002)                  (6,174,769)
                                                                     ----------------      -----------------------
Total Stockholders' Equity                                                18,758,728                   16,246,490
                                                                     ----------------      -----------------------
Total Liabilities and Stockholders' Equity                               $30,402,425                  $28,125,701
                                                                     ================      =======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       Three Months Ended June 30,              Nine Months Ended June 30,
                                                   ------------------------------------     -----------------------------------
                                                         2007                2006                2007               2006
                                                   -----------------    ---------------     ---------------    ----------------

Revenues                                                $17,557,264        $15,636,858         $53,972,138         $47,240,128
Operating costs                                        (13,353,336)       (11,657,234)        (40,464,635)        (35,167,347)
                                                   -----------------    ---------------     ---------------    ----------------
Operating margin                                          4,203,928          3,979,624          13,507,503          12,072,781

General and administrative expenses                     (2,912,701)        (2,318,693)         (8,232,986)         (6,716,770)
Depreciation and amortization                             (389,373)          (335,062)         (1,126,367)           (905,772)
                                                   -----------------    ---------------     ---------------    ----------------
Income from operations                                      901,854          1,325,869           4,148,150           4,450,239

Other expense
   Interest expense, net of interest income               (131,788)          (128,934)           (401,479)           (368,135)
                                                   -----------------    ---------------     ---------------    ----------------
                                                   -----------------    ---------------     ---------------    ----------------

Income before income taxes                                  770,066          1,196,935           3,746,671           4,082,104
Income tax expense                                        (289,972)          (448,920)         (1,413,904)         (1,530,662)
                                                   -----------------    ---------------     ---------------    ----------------
                                                   -----------------    ---------------     ---------------    ----------------

Net income                                                $ 480,094          $ 748,015          $2,332,767        $ 2,551,442
                                                                        ===============     ===============    ================
                                                   =================

Basic earnings per share                                   $    .05           $    .08            $    .24            $    .26
                                                   =================    ===============     ===============    ================

Basic weighted average common shares
   outstanding                                            9,914,122          9,826,297           9,870,657           9,769,080
                                                   =================    ===============     ===============    ================
                                                   =================    ===============     ===============    ================

Diluted earnings per share                                 $    .05           $    .08            $    .24            $    .26
                                                   =================    ===============     ===============    ================
                                                   =================    ===============     ===============    ================

Diluted weighted average common shares
   outstanding                                            9,914,122          9,928,122           9,915,996           9,803,022
                                                   =================    ===============     ===============    ================


                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                         Nine Months Ended June 30,
                                                                     -----------------------------------
                                                                         2007                2006
                                                                     --------------    -----------------
Operating activities:
Net income                                                              $2,332,767     $  2,551,442
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        2,875,426         2,359,485
      Depreciation and amortization                                      1,126,367            905,772
      Deferred taxes                                                       534,706         1,022,387
Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                   (4,026,242)       (3,230,688)
   (Increase) in inventory                                               (169,025)            (14,947)
   (Increase) in prepaid expenses and other current assets               (416,775)          (237,448)
   Increase (decrease) in accounts payable and accrued                   (323,284)            501,971
liabilities
   Deferred compensation                                                   572,869            380,554
                                                                     --------------    -----------------
                                                                     --------------    -----------------

Cash provided by operating activities                                    2,506,809         4,238,528
                                                                     --------------    -----------------

Investing activities:
Purchases of property and equipment                                    (1,808,321)        (2,585,774)
(Increase) in other assets                                                (12,962)             (16,927)
Additions to restricted investments                                      (521,724)           (362,509)
                                                                     --------------    -----------------
                                                                     --------------    -----------------

Cash used in investing activities                                      (2,343,007)        (2,965,210)
                                                                     --------------    -----------------

Financing activities:
Proceeds from issuance of common stock                                     179,471            173,205
Net borrowings on line of credit                                           484,709                  --
Payments on term-note                                                    (495,856)           (731,741)
Payments on other long-term obligations                                  (540,177)           (953,275)
                                                                     --------------    -----------------

Cash used in financing activities                                        (371,853)        (1,511,811)
                                                                     --------------    -----------------

Decrease in cash and cash equivalents                                    (208,051)           (238,493)
Cash and cash equivalents at beginning of period                           533,209            961,610
                                                                     --------------    -----------------
                                                                     --------------

Cash and cash equivalents at end of period                               $ 325,158     $    723,117
                                                                     ==============    =================
                                                                     ==============    =================



                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2006.

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

The Company provides nonmedical management and administrative services for a network of 55 freestanding medical centers, 54 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (34 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center).

Certain reclassifications have been made to the prior period's financial statements to conform to the fiscal year 2007 presentation.

NOTE 2.  INVENTORY

The Company's inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarter ended June 30, 2007, the Company recorded income tax expense of approximately $290,000.

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

NOTE 5.  LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. As of June 30, 2007, the Company had outstanding borrowings on the line of approximately $764,000. Pricing is prime rate plus a $150 fee (prime rate was 8.25% at June 30, 2007). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

NOTE 6.  2007 EQUITY INCENTIVE PLAN


The Company established the 2007 Equity Incentive Plan (the "Plan"), effective as of March 7, 2007, to use Common Stock in UCI ("Common Stock") as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI's performance. The types of equity Incentives under this Plan include:


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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", (SFAS No. 159) which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

Company Structure

     Our consolidated financial statements include the accounts of UCI and UCI-SC. Consolidation of the financial statements is required under FIN 46, as revised. Prior to the adoption of FIN 46, we consolidated the P.A. as a result of EITF 97-2, "Application of FASB Statement No. 94 and A.P.B. Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

In addition to the nominee shareholder arrangement described above, UCI-SC has entered into an Administrative Service Agreement with each P.A. As a consequence of the nominee shareholder arrangement and the Administrative Service Agreement, we have a long-term financial interest in the affiliated practices of each P.A.

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of June 30, 2007 and 2006, the P.A. employed 163 and 139 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Results of Operations

The Company provides nonmedical management and administrative services for a network of 55 freestanding medical centers, 54 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (34 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 17 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center).

Revenues of approximately $17,557,000 for the quarter ended June 30, 2007 reflect an increase of approximately $1,920,000 or 12% from those of the quarter ended June 30, 2006. For the nine months ended June 30, 2007, revenues were approximately $53,972,000 as compared to approximately $47,240,000 for the nine months ended June 30, 2006.

This increase in revenue is the result of opening additional operating facilities as well as an increase in patient encounters. Patient encounters were approximately 158,000 in the third quarter of fiscal year 2007 and 140,000 in the third quarter of fiscal year 2006.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2006, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") and Companion Property and Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs and are the primary care "gatekeeper" for approximately 6,000 lives at June 30, 2007. As of June 30, 2007, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The Company sustained revenues in fiscal year 2007 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers to spotlight our services for industry. We derived approximately 17% of our total revenues from these occupational medicine services in the third quarter of fiscal year 2007 as compared to 19% of our total revenues in the third quarter of fiscal year 2006.

The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2007 and 2006.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2007     2006            2007      2006
                                                            ------- ---------       --------- ----------
                                                                15        15              10         10
        Patient Pay
                                                                10         9               4          4
        Employer Paid
                                                                 5         6               6          6
        HMO
                                                                11        13              13         15
        Workers Compensation
                                                                12        11              12         12
        Medicare/Medicaid
                                                                44        43              52         49
        Managed Care Insurance
                                                                 3         3               3          4
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of approximately $4,204,000 during the third quarter of fiscal 2007 as compared to an operating margin of approximately $3,980,000 for the third quarter of fiscal 2006. For the nine months ended June 30, 2007, operating margin was approximately $13,508,000 as compared to approximately $12,073,000 for the nine months ended June 30, 2006. The increase in margin was primarily the result of increased revenues, as discussed above.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to approximately $2,913,000 in the third quarter of fiscal year 2007, up from approximately $2,319,000 in the third quarter of fiscal year 2006. For the nine months ended June 30, 2007, general and administrative expenses increased to approximately $8,233,000, up from approximately $6,717,000 for the nine months ended June 30, 2006. This increase is primarily the result of an increase in personnel costs during fiscal year 2007 in preparation for the opening of new centers.

Depreciation and amortization expense increased to approximately $389,000 in the third quarter of fiscal 2007, up from approximately $335,000 in the third quarter of fiscal 2006. For the nine months ended June 30, 2007, depreciation and amortization expense increased to approximately $1,126,000, up from approximately $906,000 for the nine months ended June 30, 2006. This increase is the result of equipment purchases and building renovations.

Interest expense increased to approximately $132,000 in the third quarter of fiscal year 2007, up from approximately $129,000 in the third quarter of fiscal 2006. For the nine months ended June 30, 2007, interest expense increased to approximately $401,000, as compared to approximately $368,000 for the nine months ended June 30, 2006. This was due to increased borrowings on the line of credit.

During the quarter ended June 30, 2007, our management recorded income tax expense of approximately $290,000, compared to approximately $449,000 recorded during the quarter ended June 30, 2006. For the nine months ended June 30, 2007, income tax expense was approximately $1,414,000, compared to approximately $1,531,000 for the nine months ended June 30, 2006. This decrease is the result of lower pretax income for the three months ended June 30, 2007 and for the nine months ended June 30, 2007 as compared to the three months ended June 30, 2006 and the nine months ended June 30, 2006.

Financial Condition at June 30, 2007

Cash and cash equivalents decreased by approximately $208,000 during the nine months ended June 30, 2007, mainly as a result of payments on debt and equipment purchases.

Accounts receivable increased by approximately $1,151,000 during the nine months ended June 30, 2007 as a result of increased revenues.

Long-term debt decreased from approximately $3,973,000 at September 30, 2006 to approximately $3,153,000 at June 30, 2007, due to regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (acquire new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2007, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $2,507,000 of cash during the nine months ended June 30, 2007, compared to approximately $4,239,000 during the nine months ended June 30, 2006, as a result of a larger increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Investing activities used approximately $2,343,000 during the nine months ended June 30, 2007 as compared to approximately $2,965,000 during the nine months ended June 30, 2006, as a result of fewer equipment purchases and building renovations for our operating sites.

Financing activities utilized approximately $372,000 in cash during the nine months ended June 30, 2007 as compared to approximately $1,512,000 during the nine months ended June 30, 2006, as a result of proceeds from the issuance of common stock and increased borrowings on the line of credit, offset by regular principal payments.

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

Approximately $607,000 of our debt at June 30, 2007 was subject to fixed interest rates. Approximately $2,546,000 of our debt at June 30, 2007 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2007, our interest expense on an annualized basis would increase approximately $25,000 for each increase of one percent in the prime rate.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

                  99.1  Press Release dated August 8, 2007.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.                 /s/ Jerry F. Wells, Jr., CPA
------------------------------------       ----------------------------
D. Michael Stout, M.D.                     Jerry F. Wells, Jr., CPA
President and Chief Executive Officer      Executive Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer



Date:  August 8, 2007