Form 10-K
period 2007-09-30
UCI MEDICAL AFFILIATES INC
filed 2007-12-26
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2007

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


The aggregate market value of the common equity held by non-affiliates of the registrant on March 30, 2007 was approximately $10,062,738 based on the number of shares held by non-affiliates of the registrant and the reported last sale price of common stock on March 30, 2007 ($3.43), which was the last business day of the registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant has no non-voting common stock outstanding.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,914,122 at September 30, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007, are incorporated by reference into Part III hereof.

                          UCI MEDICAL AFFILIATES, INC.

                               INDEX TO FORM 10-K

         PART I                                                                                             PAGE

Item 1.    Business                                                                                              3

Item 1A.   Risk Factors                                                                                          9

Item 1B.   Unresolved Staff Comments                                                                            14

Item 2.    Properties                                                                                           14

Item 3.    Legal Proceedings                                                                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                                                  15


         PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                                                  15

Item 6.    Selected Financial Data                                                                              17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                             22

Item 8.    Financial Statements and Supplementary Data                                                          22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 22

Item 9A.   Controls and Procedures                                                                              22

Item 9B.   Other Information                                                                                    24

         PART III

Item 10.   Directors, Executive Officers and Corporate Governance                                               24

Item 11.   Executive Compensation                                                                               24

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                                                 24

Item 13.   Certain Relationships and Related Transactions, and Director Independence                      24

Item 14.   Principal Accounting Fees and Services                                                                  24


         PART IV

Item 15.   Exhibits, Financial Statement Schedules                                                                 25

Signatures                                                                                                26

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


                                     PART I

ITEM 1.     BUSINESS

General

UCI Medical Affiliates, Inc. ("UCI") is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI provides nonmedical management and administrative services for a network of 58 freestanding medical centers, 57 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (36 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina). We refer to these 58 medical centers as the "centers" throughout this report.

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

The Centers

The centers are staffed by licensed physicians, physical therapists, other healthcare providers (including physician assistants and nurse practitioners), medical support staff, and administrative support staff. The medical support staff includes licensed nurses, certified medical assistants, laboratory technicians, and registered radiographic technologists.

The centers typically are open for extended hours (weekends and evenings) and provide out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made. Carolina Orthopedic and Sports Medicine is an exception since it does provide in-patient care.

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. Twenty-two centers are in the Columbia, South Carolina region (including seven physical therapy offices, one pediatric office, one orthopedic office, and one wellness office), sixteen in the Charleston, South Carolina region (including six physical therapy offices), six in the Myrtle Beach, South Carolina region (including one physical therapy office), three in the Aiken, South Carolina region (including one physical therapy office), ten in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers, and physical therapy at our 18 physical therapy sites. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Revenues generated from billings to Blue Cross Blue Shield of South Carolina ("BCBS") and its subsidiaries, BCHP and Companion Property and Casualty Insurance Company ("CP&C"), totaled approximately 39%, 38%, and 40%, of the Company's total revenues for fiscal years 2007, 2006, and 2005, respectively. BCBS and its subsidiaries own approximately 68% of our outstanding common stock. (See Footnote 13 to audited consolidated Financial Statements for information on related parties.)

The following table breaks out our approximate revenue and patient visits by revenue source for fiscal year 2007:


                                                         Percent of                Percent of
                             Payor                     Patient Visits                Revenue
                 -------------------------------       ---------------            --------------


                                                               16                           10
                 Patient Pay
                                                                                              3
                 Employer Paid                         9
                                                                                              7
                 HMO                                   5
                                                                                            12
                 Workers' Compensation                 10
                                                                                            13
                 Medicare/Medicaid                     13
                                                                                            52
                 Managed Care Insurance                44
                                                                                              3
                 Other  (Commercial  Indemnity,        3
                 Champus, etc.)
                                                       ---------------            --------------
                                                       ---------------            --------------
                                                                  100                    100
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

As described previously, UCI-SC has entered into an Administrative Services Agreement with each P.A. to perform all non-medical management of the applicable P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). (See Item 1. Business).

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

         Third Party Payments

Approximately 13 percent of our revenue is derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payors for healthcare services. We believe we are in compliance with such laws, but we have no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

Employees

As of September 30, 2007, we had 913 employees (680 on a full-time equivalent basis). This amount includes 181 medical providers employed by the P.A.

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

We can provide no assurance that our medical centers will be able to compete effectively with other existing healthcare providers. The business of providing healthcare-related services is highly competitive. Many companies, including professionally managed physician practice management companies like ours, manage medical clinics, and employ clinic physicians at the clinics. Large hospitals, other physician practice centers, retail healthcare providers, private doctor's offices and healthcare companies, HMOs, and insurance companies are also involved in activities similar to ours. Because our main business is the provision of medical services to the general public, our primary competitors are the local physician practices and hospital emergency rooms in the markets where we own medical centers. Increased competition is expected in our markets from retail healthcare providers, often located in retail businesses such as drug stores and discount store operations, which offer treatment without an appointment for certain permitted routine diagnoses. Some of these competitors have longer operating histories or significantly greater resources than we do. In addition, traditional sources of medical services, such as hospital emergency rooms and private physicians, have had in the past a higher degree of recognition and acceptance than the medical centers that we operate. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter the market in the future.

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

Historically, we derive approximately 13 percent of our revenues from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. Additionally, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. We believe we are in material compliance with these laws, but we cannot assure you that our activities will not be challenged or scrutinized by governmental authorities.

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

We are subject to certain special risks in connection with the intangible assets reported on our balance sheet. As a result of our various acquisition transactions, intangible assets (net of accumulated amortization) of approximately $3.4 million have been recorded on our balance sheet as of September 30, 2007. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our intangible assets in the fiscal year ending September 30, 2002. Instead, after an initial review of our intangible assets for impairment in connection with our adoption of this new accounting principle, we analyze our intangible assets on an annual basis for impairment of value.

Under these current accounting standards, our net unamortized balance of intangible assets acquired was not considered to be impaired as of September 30, 2007. In the past, however, we have recorded impairments to our intangible assets when appropriate. For example, effective September 30, 2001, we recorded impairment in the approximate amount of $750,000 to reduce our intangible assets to fair value. We recorded this impairment because we combined two of our Knoxville, Tennessee locations, and we also had decreased profitability in a Columbia and Greenville center. Therefore, we deemed that the goodwill associated with these three locations was impaired and should be written off.

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

Because our stock is no longer listed on the NASDAQ SmallCap Market, trading in our common stock is conducted in the over-the-counter market. Consequently, our stockholders may find disposing of shares of our common stock and obtaining accurate quotations of its market value more difficult. In addition, the delisting may make our common stock substantially less attractive as:
     o     collateral for loans;

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

The absence of a public market makes the price of our common stock particularly volatile and susceptible to market fluctuations. Trading in our common stock has historically been very limited, and we cannot assure stockholders that an active trading market for our common stock will ever develop or be sustained. Because of the limited trading liquidity in our common stock, the market price of our common stock has been vulnerable to significant fluctuations in response to very limited market trading in our shares. Sales of substantial amounts of our common stock, or the availability of substantial amounts of our common stock for future sale, could adversely affect the prevailing market price of our common stock. The market price of our common stock will remain subject to significant fluctuations in response to these factors as well as in response to operating results and other factors affecting stock prices generally. The stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock in the future.

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

As of September 30, 2007, BlueChoice HealthPlan "BCHP", a wholly-owned subsidiary of BCBS, owned in the aggregate 6,726,019 shares, or approximately
67.84 percent, of our outstanding common stock. Under various agreements among BCHP and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entity, as a group, to obtain and then maintain an aggregate ownership of 48 percent of our outstanding voting stock. To the extent the BCBS subsidiary exercises its right in conjunction with a sale of voting stock by us, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by the BCBS subsidiary to exercise its purchase rights. Consequently, to the extent the BCBS subsidiary elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to the BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

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

Terrorist attacks, acts of war, or military actions, such as continued military actions in Iraq or elsewhere, may adversely affect our operating results and financial condition.

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

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. Twenty-two centers are in the Columbia, South Carolina region (including seven physical therapy offices, one pediatric office, one orthopedic office, and one wellness office), sixteen in the Charleston, South Carolina region (including six physical therapy offices), six in the Myrtle Beach, South Carolina region (including one physical therapy office), three in the Aiken, South Carolina region (including one physical therapy office), ten in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee. Our corporate offices are located on the second floor of one of the Columbia, South Carolina locations. The centers are all free-standing buildings in good repair.

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

                                                                      Bid Price
                                                              --------------------------
                                                                High             Low
                                                              ---------        ---------
Fiscal Year Ended September 30, 2007

     1st quarter (10/01/06 - 12/31/06)                           $3.40            $2.85
     2nd quarter (01/01/07 - 03/31/07)                            3.56             3.00
     3rd quarter (04/01/07 - 06/30/07)                            3.84             3.45
     4th quarter (07/01/07 - 09/30/07)                            3.80             3.53

Fiscal Year Ended September 30, 2006

     1st quarter (10/01/05 - 12/31/05)                           $3.40            $2.61
     2nd quarter (01/01/06 - 03/31/06)                            3.65             3.30
     3rd quarter (04/01/06 - 06/30/06)                            3.55             3.30
     4th quarter (07/01/06 - 09/30/06)                            3.36             2.25

As of September 30, 2007, there were 246 stockholders of record of UCI's common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

During the fiscal year ended September 30, 2007, 87,825 shares of common stock were issued by UCI upon the exercise of options which were registered under the Securities Act.

No equity securities of UCI were repurchased by UCI during the fiscal year ended September 30, 2007.

Equity Compensation Plan Information

The following table provides information about our common stock authorized for issuance under all of our existing equity compensation plans as of September 30, 2007.

                                                                                               Number of securities
                                                                                             remaining available for
                                       Number of securities                                   future issuance under
                                        to be issued upon           Weighted-average           equity compensation
                                           exercise of             exercise price of             plans [excluding
                                       outstanding options,       outstanding options,       securities reflected in
          Plan category                warrants and rights        warrants and rights              column (a)]
----------------------------------    -----------------------    -----------------------     -------------------------
----------------------------------    -----------------------    -----------------------     -------------------------
                                               (a) (b) (c)
Equity     compensation     plans
approved by security holders                    --                         --                           --

Equity   compensation  plans  not
approved by security holders
                                                --                         --                           --
                                      -----------------------    -----------------------     -------------------------
                                      -----------------------    -----------------------     -------------------------

     Total                                      --                         --                           --
                                      =======================    =======================     =========================

PERFORMANCE GRAPH

This Section is not soliciting material, is not deemed filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares cumulative total shareholder return of UCI's common stock over a five-year period with The NASDAQ Stock Market (US) Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 2002.






             [Performance Graph will be inserted prior to printing]






                                                                   Fiscal Year Ended
                                   -----------------------------------------------------------------------------------
                                    09/30/02      09/30/03       09/30/04       09/30/05      09/30/06      09/30/07
                                   -----------    ----------    -----------     ----------    ----------    ----------
UCI Medical Affiliates, Inc.           100.00        457.69         457.69       1,103.85      1,153.85      1,384.62
Peer Group                             100.00        149.95         186.26         267.13        309.84        438.38
NASDAQ Market Index                    100.00        153.26         162.48         184.85        195.81        234.00

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

ITEM 6.    SELECTED FINANCIAL DATA

                                               STATEMENT OF OPERATIONS DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
                                               -----------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------
                                                                     For the year ended September 30,
                                               -----------------------------------------------------------------------------
                                               ----------- -- ------------- -- ------------ -- ------------ -- -------------
                                                  2007            2006            2005            2004             2003
                                               -----------    -------------    ------------    ------------    -------------

Revenues                                          $71,857          $63,672         $56,642         $47,474          $43,518
Net income                                          1,445            2,710          *7,541           3,214            2,375
Basic earnings per share                              .15              .28             .77             .33              .25
Diluted earnings per share                            .15              .27             .76             .33              .25
Basic weighted average number of
    shares outstanding                              9,882            9,784           9,740           9,718            9,650
Diluted weighted average number of
    shares outstanding                              9,916            9,859           9,879           9,718            9,650

*See Note 8 to the accompanying financial statements, which discloses the tax benefit of $4,500,000 that was recorded during the year ended September 30, 2005.


                                                    BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------- ---------- ---- ---------- -- ------------ -- ------------- -- -------------

                                                ----------------------------------------------------------------------------
                                                                      At September 30, (in thousands)
                                                ----------------------------------------------------------------------------
                                                ------------ -- ---------- -- ------------ -- ------------- -- -------------
                                                   2007           2006           2005             2004             2003
                                                ------------    ----------    ------------    -------------    -------------

Working capital                                      $7,193       $ 7,364         $ 6,690           $3,228          $ 2,925
Property and equipment, net                           9,732         8,749           6,013            4,845            4,028
Total assets                                         30,722        28,126          24,292           18,105           15,859
Long-term debt, including current portion             2,912         3,973           4,758            3,504            3,327
Stockholders' equity                                 17,871        16,246          13,321            5,780            2,566

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

Company structure -

     Our consolidated financial statements include the accounts of UCI and UCI-SC. Such consolidation is required under FIN 46, as revised. We believe that the P.A. is a variable interest entity (VIE) as defined by FIN 46, as revised. However, if the P.A. is subsequently determined not to be a VIE, the P.A. would continue to be consolidated with UCI under the guidance of EITF 97-2, "Application of FASB Statement No. 94 and A.P.B. Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of September 30, 2007 and 2006, the P.A. employed 181 and 126 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Comparison of Fiscal Year Ended September 30, 2007 to Fiscal Year Ended September 30, 2006 and Comparison of Fiscal Year Ended September 30, 2006 to Fiscal Year Ended September 30, 2005

Revenues of $71,857,000 in fiscal year 2007 reflected an increase of approximately 13% from the fiscal year 2006 revenues of $63,672,000, which reflected an increase of approximately 12% from the amount reported for fiscal year 2005. The following reflects revenue trends from fiscal year 2003 through fiscal year 2007:

                                               For the year ended September 30, (in thousands)
                         --------------------------------------------------------------------------------------------
                         ------------ ----- ------------- ----- ------------ ----- --------------- --- --------------
                            2007                2006               2005                 2004               2003
                         ------------       -------------       ------------       ---------------     --------------
                         ------------

Revenues                     $71,857             $63,672         $   56,642        $    47,474         $    43,518
Operating Costs               56,087             48,175              42,310             36,733              33,264
Operating Margin              15,770             15,497              14,332             10,741              10,254

The increase in revenues from fiscal year 2006 to fiscal year 2007 is attributed to the opening of six new centers, an increase in the number of patient visits and improved revenue per patient.

Despite the 13% increase in revenues over prior year, our operating margin decreased from approximately 24% for the year ended September 30, 2006 to 22% for the year ended September 30, 2007. This decrease is directly associated with the expenses of our new centers exceeding their revenues. As the new centers continue to grow, we expect the margins to improve.

During fiscal year 2003, the number of centers in operation increased from 36 to
41. We added seven physical therapy offices (two in the Greenville-Spartanburg, South Carolina region, three in the Columbia, South Carolina region, and two in the Charleston, South Carolina region), and we closed two offices during fiscal year 2003 (one in the Tennessee region and one in the Greenville-Spartanburg, South Carolina region). The number of centers increased from 41 to 43 during fiscal year 2004. We added two physical therapy offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region). The number of centers in operation increased from 43 to 47 during fiscal year 2005. We added three Doctors Care offices (two in the Columbia, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Charleston, South Carolina region). The number of centers in operation increased from 47 to 52 during fiscal year 2006. We added two Doctors Care offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region), three physical therapy offices (two in the Columbia, South Carolina region and one in the Charleston, South Carolina), and one Wellness center (in the Columbia, South Carolina region), and we closed one physical therapy office (in the Columbia, South Carolina region). The number of centers increased from 52 to 58 during fiscal year 2007. We added five Doctors Care offices (three in the Charleston, South Carolina region and two in the Greenville-Spartanburg, South Carolina region) and one physical therapy office (in the Myrtle Beach, South Carolina region).

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") and Companion Property & Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs and are the primary care "gatekeeper" for approximately 6,000 lives in fiscal year 2007; 6,000 lives in fiscal year 2006; and 7,000 lives in fiscal year 2005. As of September 30, 2007, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics. (See Footnote 13 to audited consolidated Financial Statements for information on related parties.)

Revenues in fiscal years 2007, 2006, and 2005, also reflect our occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers' compensation" on the table depicted below). Approximately 15% of our total revenue was derived from these occupational medicine services in fiscal year 2007, while 17% and 16% were derived in fiscal years 2006 and 2005, respectively.

Patient encounters were 652,000 in fiscal year 2007, 588,000 in fiscal year 2006, and 553,000 in fiscal year 2005. The increase in the number of patient visits was mainly a result of an intense advertising campaign throughout South Carolina, an increase in provided services, the opening of six new centers, and continued successful efforts at enhanced customer service and patient satisfaction.

The following table sets forth our revenue and patient visits by revenue source for fiscal years 2007, 2006, and 2005.

                                                              Percent of                    Percent of
                                                            Patient Visits                    Revenue
                                                         ---------------------        ------------------------
                                                          2007   2006   2005           2007   2006     2005
                                                         ------- ------ ------        ------- ------ ---------
                                                             16     16     16             10     10        11
        Patient Pay
                                                              9      9      9              3      4         4
        Employer Paid
                                                              5      6      6              7      6         7
        HMO
                                                             10     11     10             12     13        12
        Workers' Compensation
                                                             13     12     14             13     12        11
        Medicare/Medicaid
                                                             44     43     42             52     49        52
        Managed Care Insurance
                                                              3      3      3              3      6         3
        Other (Commercial Indemnity, Champus, etc.)
                                                         ------- ------ ------        ------- ------ ---------
                                                         ------- ------ ------        ------- ------ ---------
                                                            100    100    100            100    100       100
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

Bad debt expense, a component of operating costs, was approximately $3,784,000 (or approximately 5% of revenue) for fiscal year 2007, $3,181,000 (or approximately 5% of revenue) for fiscal year 2006, and $3,108,000, (or approximately 5% of revenue) for fiscal year 2005. The collection percentage has remained constant for the past 5 years.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of the centers. General and administrative expenses increased to $11,373,000 in fiscal year 2007 as compared to $9,237,000 in fiscal year 2006. The increase is the result of increased advertising expenses and an increase in personnel costs during fiscal year 2007 in preparation for the opening of new centers.

Depreciation and amortization expense increased to $1,466,000 in fiscal year 2007 as compared to $1,254,000 in fiscal year 2006, as the result of equipment purchases and building renovations. Net interest expense increased to $538,000 in fiscal year 2007 up from $492,000 in fiscal year 2006. This increase was the result of increased borrowings on the line of credit.

Operating costs include office supplies, staff salary, medical supplies, and other day-to-day expenses that are required to operate the centers. Operating expenses increased to $56,087,000 in fiscal year 2007 as compared to $48,175,000 in fiscal year 2006. The increase is primarily the result of increases in staff salary, medical supplies, and office supplies associated with the opening of the new centers.

During the year ended September 30, 2007, the Company recorded income tax expense of approximately $947,000. During the year ended September 30, 2006, the Company recorded income tax expense of approximately $1,804,000.

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

Results of Operations for the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006:

Revenues of $17,885,000 for the quarter ending September 30, 2007 reflect an increase of approximately nine percent from those of the quarter ending September 30, 2006. The increase is attributed to an increase in the number of patient visits and improved revenue per patient.

Patient encounters increased to 170,000 in the fourth quarter of fiscal year 2007 from 151,000 in the fourth quarter of fiscal year 2006.

The 20 percent increase in operating costs reflects routine salary adjustments and increases in medical supplies and office supplies.

Financial Condition at September 30, 2007 and September 30, 2006

Cash and cash equivalents decreased by approximately $46,000 from September 30, 2006 to September 30, 2007.

Accounts receivable increased from $10,628,000 at September 30, 2006 to $11,414,000 at September 30, 2007. This increase was attributable to the increase in revenues during fiscal year 2007.

The increase in property and equipment is the result of opening six additional operating sites, medical equipment purchases, and facility renovations of approximately $2,573,000.

Long-term debt decreased from $3,973,000 at September 30, 2006 to $2,912,000 at September 30, 2007. The decrease is a result of regular debt payments.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of September 30, 2007, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced approximately $4,136,000 of cash during the fiscal year 2007, compared with approximately $5,068,000 during the fiscal year 2006. This decrease was primarily the result of an increase in accounts receivable.

Investing activities used $3,072,000 of cash during fiscal year 2007 and $4,009,000 of cash during fiscal year 2006. This decrease is due to fewer purchases of equipment and building renovations for our operating sites during fiscal year 2007.

Financing activities utilized approximately $1,110,000 in cash during the fiscal year 2007 as compared to approximately $1,488,000 in cash during the fiscal year 2006. This decrease is primarily the result of decreased net payments on the term note and other long-term obligations during fiscal year 2007.

Overall, our current assets exceed our current liabilities at September 30, 2007 by $7,193,000 or a current ratio of 1.86 as compared to $7,364,000 or a current ratio of 2.08 at September 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007:

                                                                 Payment Due By Period
                              ---------------------------------------------------------------------------------------------
                              ---------------- -- -------------- -- -------------- --- ---------------- -- ----------------
 Contractual Obligations           Total            < 1 Year          1-3 Years           3-5 Years           > 5 Years
--------------------------    ----------------    --------------    --------------     ----------------    ----------------
--------------------------    ----------------    --------------    --------------     ----------------    ----------------

Long-term Debt                     $2,587,164           890,842         1,696,322                   --                  --
Capital Leases                        324,733           141,060           183,673                   --                  --
Operating Leases                   38,978,041         3,937,631        10,535,795            7,222,383          17,282,232

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

Approximately $538,000 of our debt at September 30, 2007 was subject to fixed interest rates. Approximately $2,374,000 of our debt at September 30, 2007 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2007, our interest expense on an annualized basis would increase approximately $24,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on Page 27.

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

Beginning with our filing deadline for our Annual Report on Form 10-K for Fiscal 2008, we will have to include management's evaluation of internal control over financial reporting (Item 308T(a) of Regulation S-K) and the full text version of the CEO and CFO certifications referencing management's responsibility for internal controls. However, in this fiscal year the Company will not have to include the auditor attestation on internal control required by Item 308(b) of Regulation S-K. Management's evaluation will have to disclose that the annual report does not include such an auditor attestation and that it was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission. Beginning with our Annual Report on Form 10-K for Fiscal 2009, we will have to include both management's evaluation of internal control and the auditor attestation.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover a failure to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.

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

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies", which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing standards define "material weakness" as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III



ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant's fiscal year ended September 30, 2007.

                                     PART IV


ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Consolidated Financial Statements
          The consolidated financial statements listed on the Index to Financial Statements on page 27 are filed as part of this report on Form 10-K.

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

UCI MEDICAL AFFILIATES, INC.                                                            Date
                                                                                        ----

___________________________________                                                      December 26, 2007
-----------------------------------
D. Michael Stout, M.D.

Its:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                  Date

___________________________________               President and                          December 26, 2007
-----------------------------------
D. Michael Stout, M.D.                            Chief Executive Officer

___________________________________               Executive Vice President and           December 26, 2007
-----------------------------------
Jerry F. Wells, Jr., CPA                          Chief Financial Officer

___________________________________               Director                               December 26, 2007
-----------------------------------
Harold H. Adams, Jr., CPCU

___________________________________               Director                               December 26, 2007
-----------------------------------
Charles M. Potok

___________________________________               Director                               December 26, 2007
-----------------------------------
Thomas G. Faulds

___________________________________               Director                               December 26, 2007
-----------------------------------
John M. Little, Jr., M.D., MBA

___________________________________               Director                               December 26, 2007
-----------------------------------
Timothy L. Vaughn, CPA

___________________________________               Director                               December 26, 2007
-----------------------------------
Joseph A. Boyle, CPA

___________________________________               Director                               December 26, 2007
-----------------------------------
Jean E. Duke, CPA

                                                  Director                               December 26, 2007
------------------------------------------------
Ann Thomas Burnett

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page(s)

Report of Independent Registered Public Accounting Firm......................................................28

Consolidated Balance Sheets at September 30, 2007 and 2006...................................................29

Consolidated Statements of Income for each of the three years ended September 30, 2007............................................................................30

Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years ended September 30, 2007................................................31

Consolidated Statements of Cash Flows for each of the three years ended September 30, 2007............................................................................32

Notes to Consolidated Financial Statements................................................................33-44


Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

                Report of Independent Registered Accounting Firm
                                                                 -----


To the Board of Directors and
Stockholders of UCI Medical Affiliates, Inc.
Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and its subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ SCOTT MCELVEEN, LLP

Columbia, South Carolina
November 30, 2007

..

              SIGNED ORIGINAL ON SCOTT MCELVEEN, L.L.P. LETTERHEAD
                      IS ON FILE IN THE CORPORATE OFFICE OF
                          UCI MEDICAL AFFILIATES, INC.

                          UCI Medical Affiliates, Inc.
                           Consolidated Balance Sheets

                                                                                 as of September 30,
                                                                         -------------------------------------
                                                                               2007                2006
                                                                         -----------------    ----------------
Assets
Current assets
   Cash and cash equivalents                                                   $  487,423     $
                                                                                              533,209
   Accounts receivable, less allowance for doubtful accounts
     of $2,267,793 and $3,628,558                                             11,414,362           10,627,543
   Inventory                                                                     957,569              876,609
   Income taxes receivable                                                       800,388                   --
   Deferred taxes                                                              1,311,291            1,582,190
   Prepaid expenses and other current assets                                     612,650              545,298
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current assets                                                          15,583,683           14,164,849

Property and equipment, less accumulated depreciation of
   $13,769,878 and $12,580,568                                                 9,732,315            8,748,974
Deferred taxes                                                                    11,034              440,232
Restricted investments                                                         1,956,087            1,343,432
Excess of cost over fair value of assets acquired, less
    accumulated amortization of $2,451,814 and $2,451,814                      3,391,942            3,391,942
Other assets                                                                      46,735               36,272
                                                                         -----------------    ----------------
Total Assets                                                                  $30,721,796         $28,125,701
                                                                         =================    ================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                            $   415,888         $    279,373
   Current portion of long-term debt                                           1,031,902            1,029,702
   Accounts payable                                                            2,739,425            2,297,493
   Accrued salaries and payroll taxes                                          2,681,346            2,109,588
   Accrued compensated absences                                                  315,774              342,993
   Other accrued liabilities                                                   1,206,338              741,291
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total current liabilities                                                      8,390,673            6,800,440
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------

Long-term liabilities
   Accounts payable                                                               96,511              414,231
   Deferred tax liability                                                        415,204              346,707
   Deferred compensation liability                                             2,068,436            1,374,840
   Long-term debt, net of current portion                                      1,879,995            2,942,993
                                                                         -----------------    ----------------
Total long-term liabilities                                                    4,460,146            5,078,771
                                                                         -----------------    ----------------
                                                                         -----------------    ----------------
Total Liabilities                                                             12,850,819           11,879,211
                                                                         -----------------    ----------------

Commitments and contingencies (Note 16)

Stockholders' Equity
   Preferred stock, par value $.01 per share:
    Authorized shares - 10,000,000; none issued                                       --                   --
   Common stock, par value $.05 per share:
    Authorized shares - 50,000,000
    Issued and outstanding- 9,914,122 and 9,826,297 shares                       495,706              491,315
   Paid-in capital                                                            22,105,024           21,929,944
   Accumulated deficit                                                        (4,729,753)          (6,174,769)
                                                                         -----------------    ----------------
Total Stockholders' Equity                                                    17,870,977           16,246,490
                                                                         -----------------    ----------------

Total Liabilities and Stockholders' Equity                                    $30,721,796         $28,125,701
                                                                         =================    ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                        Consolidated Statements of Income



                                                                          for the three years ended September 30,
                                                              -----------------------------------------------------------------
                                                                     2007                    2006                  2005
                                                               ------------------      -----------------     ------------------

Revenues                                                       $   71,856,952          $   63,672,049        $   56,641,717
Operating costs                                                    (56,087,080)            (48,175,190)          (42,309,660)
                                                               ------------------      -----------------     ------------------
Operating margin                                                    15,769,872              15,496,859            14,332,057

General and administrative expenses                                (11,373,191)             (9,236,861)           (7,791,365)
Depreciation and amortization                                       (1,465,831)             (1,253,694)           (1,019,481)
                                                               ------------------      -----------------     ------------------
Income from operations                                               2,930,850               5,006,304             5,521,211
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Other expense
  Interest expense, net of interest income                             (538,430)                                     (548,855)
                                                                                       (491,797)
                                                               ------------------      -----------------     ------------------

Income before income taxes                                            2,392,420                                     4,972,356
                                                                                       4,514,507

Income tax benefit (expense)                                                                                        2,568,960
                                                               (947,404)               (1,804,137)
                                                               ------------------      -----------------     ------------------
                                                               ------------------      -----------------     ------------------

Net income                                                     $     1,445,016         $      2,710,370      $     7,541,316
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic earnings per share                                             $.15                    $.28                  $.77
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Basic weighted average common shares outstanding                     9,881,613               9,783,502             9,740,472
                                                               ==================      =================     ==================

Diluted earnings per share                                           $.15                    $.27                  $.76
                                                               ==================      =================     ==================
                                                               ==================      =================     ==================

Diluted weighted average common shares outstanding                  9,915,524                                       9,879,345
                                                                                       9,858,959
                                                               ==================      =================     ==================

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  for the three years ended September 30, 2007



                                            Common Stock
                                   -------------------------------
                                                                                                  Accumulated
                                      Shares          Par Value         Paid-In Capital            Deficit                Total
                                   --------------    -------------     ------------------                             -------------
                                   --------------    ------------- --- ------------------     ------------------- --- -------------
Balance, September 30, 2004          9,740,472        $487,024           $21,719,130            $(16,426,455)           $5,779,699
   Net income                               --                --                --                 7,541,316             7,541,316
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2005          9,740,472        $487,024           $21,719,130             $(8,885,139)          $13,321,015
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
  Net income                                --                --                --                 2,710,370              2,710,370
  Exercised stock options               85,825           4,291               210,814                   --                   215,105
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2006          9,826,297        $491,315           $21,929,944             $(6,174,769)          $16,246,490
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
  Net income                                --                --                --                 1,445,016              1,445,016
  Exercised stock options               87,825           4,391               175,080                   --                   179,471
                                   --------------    -------------     ------------------     -------------------     -------------
                                   --------------    -------------     ------------------     -------------------     -------------
Balance, September 30, 2007          9,914,122        $495,706           $22,105,024             $(4,729,753)          $17,870,977
                                   ==============    =============     ==================     ===================     =============

                        The accompanying notes are an integral part of these consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                      Consolidated Statements of Cash Flows


                                                                              for the three years ended September 30,
                                                                        -----------------------------------------------------
                                                                            2007               2006                2005
                                                                        --------------    ----------------    ---------------
Operating activities:
Net income                                                              $ 1,445,016       $  2,710,370           $ 7,541,316
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                         3,783,914           3,181,008            3,108,369
      Depreciation and amortization                                        1,465,831          1,253,694            1,019,481
      Deferred taxes                                                          816,049         1,512,037          (2,645,852)
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          (4,570,733)       (5,030,526)          (4,503,775)
      (Increase) decrease in inventory                                       (80,960)          (252,668)             (5,495)
      (Increase) decrease in income taxes receivable                        (800,388)              --                  --
      (Increase) decrease in prepaid expenses and other current assets       (67,352)          (353,019)
                                                                                                              74,509
      Increase (decrease) in accounts payable and accrued expenses         1,451,518         1,565,033           (1,174,981)
      Increase (decrease) in deferred compensation                           693,596            482,331
                                                                                                                  336,231
                                                                        --------------    ----------------    ---------------
                                                                        --------------    ----------------    ---------------

Cash provided by operating activities                                       4,136,491        5,068,260            3,749,803
                                                                        --------------    ----------------    ---------------

Investing activities:
Purchases of property and equipment                                       (2,572,720)      (3,536,147)           (2,187,421)
Proceeds from sale of property                                                                     --                  --
                                                                        123,548
(Increase) decrease in other assets                                                             (21,994)
                                                                        (10,463)                                 (3,956)
Additions to restricted investments                                                           (450,923)
                                                                        (612,655)                                (336,231)
                                                                        --------------    ----------------    ---------------
                                                                        --------------    ----------------    ---------------

Cash used in investing activities                                         (3,072,290)     (4,009,064)           (2,527,608)
                                                                        --------------    ----------------    ---------------

Financing activities:
Proceeds from issuance of common stock                                      132,016           173,205                  --
Net borrowings on line of credit                                            136,515           279,373                  --
Borrowings on term note agreement                                                --                --             4,300,000
Payments on term note                                                      (668,342)         (990,930)         (3,045,792)
Payments on other long-term obligations                                    (710,176)         (949,245)         (2,048,326)
                                                                        --------------    ----------------    ---------------

Cash used in financing activities                                       (1,109,987)       (1,487,597)            (794,118)
                                                                        --------------    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                             (45,786)        (428,401)            428,077
Cash and cash equivalents at beginning of year                              533,209           961,610             533,533
                                                                        --------------    ----------------
                                                                        --------------    ----------------    ---------------

Cash and cash equivalents at end of year                                $  487,423        $   533,209         $    961,610
                                                                        ==============    ================    ===============
                                                                        ==============    ================    ===============

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred to finance equipment purchases       $        --       $   453,285         $        --
                                                                        ==============    ================    ===============
                                                                        ==============    ================    ===============

Tax benefit for fair market value of exercised common stock             $    47,455       $     41,900        $        --
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

On May 27, 2005, UCI-SC entered into an Administrative Services Agreement with PPT. A copy of the Administrative Services Agreement was previously filed with the Securities and Exchange Commission. Pursuant to the agreement, PPT will serve as the operating entity for the physical therapy services managed and administered by UCI-SC.

On May 27, 2005, UCI-SC entered into an Administrative Services Agreement with COSM. A copy of the Administrative Services Agreement was previously filed with the Securities and Exchange Commission. Pursuant to the agreement, COSM will serve as the operating entity for the orthopedic and sports medicine services managed and administered by UCI-SC.

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


Stocked Based Compensation


In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized ratably in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective October 1, 2005, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. At September 30, 2007 and 2006, the Company had no nonvested stock options outstanding in any of its plans. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents. At September 30, 2007, the Company had cash deposits in excess of federally insured limits in the approximate amount of $509,000.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, restricted investments, or the related deferred compensation liability, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

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

The Company provides nonmedical management and administrative services for a network of 58 freestanding medical centers, 57 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (36 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina).

Reclassification

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

In September 2006, the SEC staff issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a `dual-approach' to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 in fiscal 2007 without any impact on the Company's consolidated financial statements.

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

NOTE 3.  INVENTORY

The inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4.  INTANGIBLES

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of 2007, and determined there had not been any impairment.

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

Property and equipment consists of the following at September 30:


                                                           2007                                2006
                                             ----------------------------------    -----------------------------

                               Useful Life
                                  Range                        Accumulated                       Accumulated
                                (in years)        Cost        Depreciation           Cost        Depreciation
                               ------------- --------------- ----------------   --------------- ---------------
                               ------------- --------------- ----------------   --------------- ---------------
                                        N/A  $               $                       $  66,000  $
Land                                                     --              --                                 --
                                       5-40          78,681           17,130           412,750         152,924
Building
                                       5-15       6,658,091        2,888,249         5,971,365       2,491,652
Leasehold Improvements
                                       1-10       3,352,770        2,153,892         2,864,826       1,868,418
Furniture & Fixtures
                                        1-5       1,402,274        1,304,436         1,402,274       1,304,436
EDP - Companion
                                       1-10       2,934,423        1,804,074         2,678,969       1,498,506
EDP - Other
                                       5-10       6,598,053        4,007,706         5,857,624       3,867,742
Medical Equipment
                                       1-10       2,396,021        1,524,234         1,993,854       1,332,792
Other Equipment
Autos                                  3-10          81,880           70,157            81,880          64,098

                                             --------------- ----------------   --------------- ---------------
                                                $23,502,193      $13,769,878       $21,329,542     $12,580,568
Totals
                                             =============== ================   =============== ===============

At September 30, 2007 and 2006, capitalized leased equipment included above amounted to approximately $397,000 and $499,000, net of accumulated amortization of $237,000 and $135,000, respectively.

Depreciation and amortization expense totaled $1,465,831, $1,253,694, and $1,019,481, for the years ended September 30, 2007, 2006, and 2005, respectively.

NOTE 7.  ADVERTISING COSTS

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were approximately $1,471,000, $1,364,000, and $1,068,000, respectively, for each of the three fiscal years ended September 30, 2007, 2006, and 2005, respectively.

NOTE 8.  INCOME TAXES

The components of the provision (benefit) for income taxes for each of the three years ended September 30 are as follows:

                                                               2007              2006               2005

                                                           -------------     --------------     --------------
                                                                             --------------     --------------

Current:
                                                              $ 111,429          $ 105,000          $ 100,000
   Federal
                                                                 67,380            229,000                 --
   State
                                                           -------------     --------------     --------------
                                                           -------------     --------------     --------------
                                                                178,809            334,000            100,000
                                                                             --------------     --------------
                                                           -------------     --------------     --------------

Deferred:
                                                                768,595          1,470,137        (2,668,960)
   Federal
                                                                     --                 --                 --
   State
                                                           -------------     --------------     --------------
                                                           -------------     --------------     --------------
                                                                768,595          1,470,137        (2,668,960)
                                                           -------------     --------------     --------------
                                                           -------------     --------------     --------------
                                                               $947,404         $1,804,137       $(2,568,960)
Total income tax provision (benefit)
                                                           =============     ==============     ==============

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2007, 2006, and 2005, the Company's deferred tax assets (liabilities) are as follows:

                                                2007                2006              2005

                                            -------------       -------------      ------------
                                                                -------------      ------------
Accounts receivable                             $967,022        $  1,387,923       $ 1,128,041

Other                                            158,983
                                                                349,775            85,509
Operating loss carry forwards                         --              79,048          1,948,362

Fixed assets                                    (292,203)           (156,203)          (129,265)

Goodwill                                        (415,204)           (346,707)          (278,211)
Accruals                                         488,521             361,879            191,416
                                                                -------------      ------------
                                            -------------       -------------      ------------
                                               $                $  1,675,715
                                            907,120                                3,145,852
                                            =============       =============      ============
                                                                =============      ============
Valuation allowance                         $                   $                  $
                                            --                  --                 --
                                            =============       =============      ============

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income were as follows for the years ended September 30:

                                               2007                 2006               2005

                                           -------------        -------------      -------------
                                               $837,347           $1,580,078         $1,760,583
Tax at federal statutory rate

Effect on rate of:
                                                     --                                 215,403
   Amortization of goodwill                                     --
                                                  7,201               16,710              8,294
   Non deductible expenses
                                                102,856              207,349            441,726
   State income taxes & other
                                                     --                              (4,994,966)
   Change in valuation allowance                                --
                                           -------------        -------------      -------------
                                               $947,404           $1,804,137       $(2,568,960)

                                           =============        =============      =============

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

NOTE 9.  FINANCING ARRANGEMENTS

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. As of September 30, 2007, the Company had outstanding borrowings on the line of approximately $416,000. Pricing is prime rate (prime rate was 7.75% at September 30, 2007). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

Long-term debt consists of the following at September 30:

                                                                                   2007                 2006

                                                                             -----------------    ------------------

Term note in the amount of $4,300,000 dated June 16, 2005, payable in monthly installments including interest at a rate of prime plus 1/2% (prime rate is
7.75% as of September 30, 2007) of $94,977 from July 2005 to June
2006 and  $76,033  from July 2006 to June  2009,  maturing  June 16,  2009,  $ 2,373,634          $  3,041,976
collateralized by substantially all assets of the Company.


Note  payable in the amount of  $1,600,000  with  monthly  installments  of
$13,328 including interest at 8% through January 1, 2009  collateralized by       213,530                350,376
accounts   receivable  from  patients  and  leasehold   interests  and  the
guarantee of the P.A.


Note payable to a financial  institution  in the amount of $280,000,  dated
May 11, 2002,  with monthly  installments  including  interest at a rate of prime plus 1.5% (prime rate is 7.75% as of  September  30,  2007) of $2,377
from  May  2005  to  June  2010,  with a  final  payment  of all  remaining           --
principal  and  accrued  interest  due in June  2010,  collateralized  by a                              127,058
mortgage on one of the Company's  medical  facilities with a net book value of approximately $405,000.

                                                                             -----------------    ------------------
                                                                               2,587,164              3,519,410
     Subtotal



Capitalized  lease  obligation  with  monthly  payments of $13,949  through       324,733                453,285
December 2009.
                                                                             -----------------    ------------------
                                                                                                  ------------------
                                                                               2,911,897              3,972,695

                                                                             (1,031,902)             (1,029,702)
Less, current portion
                                                                             -----------------    ------------------
                                                                                                  ------------------
                                                                             $1,879,995           $  2,942,993
Total Long-term Debt
                                                                             =================    ==================

Aggregate maturities of notes payable and capital leases are as follows:


                                      Notes Payable
Year ending September 30:                                 Capital Leases             Total
                                     ----------------    ------------------       -------------
                                           $ 890,842              $141,060          $1,031,902
     2008
                                           1,696,322               155,963           1,852,285
     2009
                                              --                    27,710              27,710
     2010
                                              --                  --                       --
     2011
                                     ----------------    ------------------       -------------
                                     ----------------    ------------------       -------------
                                          $2,587,164              $324,733          $2,911,897

                                     ================    ==================       =============

During fiscal year 2005, the Company borrowed $4,300,000 under a loan agreement with Branch Banking & Trust Company of South Carolina to refinance an existing term loan at more favorable terms and a lower interest rate in order the pay the balance in full for all pre-petition taxes due to the Internal Revenue Service and the South Carolina Department of Revenue. The agreement contains certain restrictive covenants which the Company was in compliance with at September 30, 2007.

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 100% of each employee's contribution up to a maximum of 6% of the employee's earnings. The Company's matching contributions were approximately $948,000, $830,000, and $547,000, in fiscal years 2007, 2006, and
2005, respectively.

During June 1997, the Company's Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the "Plan") for key employees of the Company with an effective date of June 1998. To be eligible for the Plan, key employees must have completed three years of full-time employment and hold a management or physician position that is required to obtain specific operational goals that benefit the Company as a whole. Under the Plan, key employees may defer a portion of their after tax earnings and the Company will match three times certain employee's contribution percentages. The Company's matching contributions were approximately $274,000, $233,000, and $185,000, in fiscal years 2007, 2006, and 2005, respectively. The Company establishes and maintains investment accounts to fund the Deferred Compensation Plan. The deferred compensation liability increases or decreases based on the amounts deferred plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants.

Pursuant to the Company's incentive stock option plan adopted in 1994, (the "1994 Plan"), "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, may be granted to employees of the Company. The 1994 Plan provides for the granting of options for the purchase of 750,000 shares at 100% of the fair market value of the stock at the date of grant (or for 10% or higher shareholders, at 110% of the fair market value of the stock at the date of grant). Options granted under the 1994 Plan vest at a rate of 33% in each of the three years following the grant. Vested options become exercisable one year after the date of grant and can be exercised within ten years of the date of grant, subject to earlier termination upon cessation of employment. At September 30, 2007, there were no stock options outstanding under the 1994 Plan.

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

During the fiscal year ended September 30, 1997, the Company adopted a Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Non-Employee Plan provides for the granting of options to three non-employee directors for the purchase of 20,000 shares of the Company's common stock at the fair market value as of the date of grant. Under this plan, 5,000 options were issued to Thomas G. Faulds, Ashby Jordan, M.D., and Charles M. Potok. These options are exercisable during the period commencing on March 28, 2000 and ending on March 28, 2007. At September 30, 2007, all stock options were exercised under the 1997 Non-Employee Plan.


The Company established the 2007 Equity Incentive Plan (the "Plan"), effective as of March 7, 2007, to use Common Stock in UCI ("Common Stock") as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI's performance. The types of equity Incentives under this Plan include:


         (a) Incentive Stock Options;


         (b) Nonqualified Stock Options;


         (c) Stock Appreciation Rights;


         (d) Restricted Stock Grants;


         (e) Performance Shares;


         (f) Share Awards; and


         (g) Phantom Stock Awards.

At September 30, 2007, no equity incentives have been issued under this Plan.

NOTE 11.  STOCKHOLDERS' EQUITY

The following table summarizes activity and weighted average fair value of options granted for the three previous fiscal years for the Company's four stock option plans.



                                                               1996               1997
                         1994 Non-Employee Non-Employee
            Stock Options                     Plan             Plan               Plan
---------------------------------------   --------------    ------------      -------------
                                          --------------    ------------      -------------

Outstanding and Exercisable at 09/30/04     326,650             5,000            10,000

  Exercised                                          --              --                 --

  Forfeited                                (101,000)                 --                 --
                                          --------------    ------------      -------------
                                          --------------    ------------      -------------

Outstanding    and    Exercisable   at      225,650             5,000            10,000
09/30/05
                                          --------------    ------------      -------------
                                          --------------    ------------      -------------

  Exercised                                 (85,825)                 --                 --

  Forfeited                                 (53,000)           (5,000)                  --
                                          --------------    ------------      -------------
                                          --------------    ------------      -------------

Outstanding    and    Exercisable   at       86,825                  --          10,000
09/30/06
                                          --------------    ------------      -------------
                                          --------------    ------------      -------------

  Exercised                                   (77,825)               --         (10,000)

  Forfeited                                    (9,000)               --                --
                                          --------------    ------------      -------------
                                          --------------    ------------      -------------

Outstanding    and    Exercisable   at               --              --                 --
09/30/07
                                          ==============    ============      =============

The Company has not granted options under any plans during fiscal years 2007, 2006, and 2005, and there have been 87,825 shares exercised during 2007, 85,825 shares exercised during 2006 and no shares exercised during 2005.

The following table summarizes the weighted average exercise price of stock options exercisable at the end of each of the three previous fiscal years:


                                                               1996                  1997
          Weighted Average                               Non-Employee Plan       Non-Employee
           Exercise Price                 1994 Plan                                  Plan
-------------------------------------    ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Outstanding at 09/30/04          $ 2.63                $ 3.50                $ 2.50
             Exercisable at 09/30/04          $ 2.63                $ 3.50                $ 2.50
                    Granted FY 04/05              --                    --                    --
                  Exercised FY 04/05              --                    --                    --
                  Forfeited FY 04/05              --                    --                    --
                                         ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Outstanding at 09/30/05          $ 2.63                $ 3.50                $ 2.50
                                         ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Exercisable at 09/30/05            2.63                  3.50                  2.50
                    Granted FY 05/06              --                    --                (2.50)
                  Exercised FY 05/06              --                    --                    --
                  Forfeited FY 05/06              --                (3.50)                    --
                                         ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Outstanding at 09/30/06          $ 2.63                    --                $ 2.50
                                         ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Exercisable at 09/30/06            2.63                    --                  2.50
                    Granted FY 06/07              --                    --                    --
                  Exercised FY 06/07              --                    --                (2.50)
                  Forfeited FY 06/07              (2.63)                --                    --
                                         ------------    ------------------    ------------------
                                         ------------    ------------------    ------------------
             Outstanding at 09/30/07       $      --                 $  --                 $  --
                                         ============    ==================    ==================

All of the stock options had fully vested prior to October 1, 2000, and therefore, there was no compensatory effect for the three years ended September 30, 2007. The Company has historically calculated the fair value of stock options using the Black-Scholes option-pricing model.
-------------------------------------------

-------------------------------------------
NOTE 12.  LEASE COMMITMENTS

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2007, are as follows:


                                                                           Operating
                                                                            Leases
                                                                        ----------------

                                 Year ending September 30:
                                   2008                                     $ 3,937,631
                                   2009                                       3,755,513
                                   2010                                       3,584,774
                                   2011                                       3,195,508
                                   2012                                       2,625,352
                                                                             21,879,263
                                    Thereafter
                                                                        ----------------
                                                                            $38,978,041
                                 Total minimum lease payments
                                                                        ================

Total rental expense under operating leases for fiscal years 2007, 2006, and 2005 was approximately $3,699,000, $3,043,000, and $2,700,000, respectively.

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of BlueChoice HealthPlan ("BCHP"), Companion Property & Casualty Insurance Company ("CP&C") and Companion Technologies, Inc. ("CT"). At September 30, 2007, BCHP owned 6,107,838 shares of the Company's outstanding common stock and CP&C owned 618,181 shares of the Company's outstanding common stock, which combine to approximately 68% of the Company's outstanding common stock.

Facility Leases

One medical facility operated by UCI-SC is leased from a physician employee of the P.A. Total lease payments made by UCI-SC under this lease during the Company's fiscal years ended September 30, 2007, 2006, and 2005, were approximately $61,000 for each year.

Other Transactions with Related Parties

At September 30, 2007, BCBS and its subsidiaries control 6,726,019 shares, or approximately 68% of the Company's outstanding common stock. The shares acquired by BlueChoice HealthPlan ("BCHP") and Companion Property & Casualty Insurance Company ("CP&C") from the Company were purchased pursuant to stock purchase agreements and were not registered. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

The Company enters into capital lease obligations with CT to purchase computer equipment, software, and billing and accounts receivable upgrades. The total of all lease obligations to CT recorded at September 30, 2007 is $324,733.

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

During fiscal years 2007, 2006, and 2005, the Company paid BCBS and its subsidiaries approximately $44,000, $28,000, and $15,000, respectively, in interest.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 39%, 38%, and 40%, of the Company's total revenues for fiscal years 2007, 2006, and 2005, respectively.

NOTE 14.  CONCENTRATION OF CREDIT RISK

In the normal course of providing health care services, the Company may extend credit to patients without requiring collateral. Each individual's ability to pay balances due the Company is assessed and reserves are established to provide for management's estimate of uncollectible balances. Approximately 12% of the Company's year end accounts receivable balance is due from Blue Cross Blue Shield of South Carolina. No other single payor represents more than 5% of the year end balance.

Future revenues of the Company are largely dependent on third-party payors and private insurance companies, especially in instances where the Company accepts assignment.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

The Company provides health benefits to its employees under a self-insured health plan. Claims are paid by the Company up to an individual and aggregate amount limit of $60,000 and $1,170,912. Claims in excess of these limits are covered by a third-party insurance contract. Health benefit claims of approximately $1,485,000, $1,361,000, and $1,230,000, respectively, for each of the three fiscal years ended September 30, 2007, are included in these financial statements. The Company has accrued estimated incurred but not reported health claims of approximately $269,000 and $201,000 as of September 30, 2007 and September 30, 2006, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2007, and management intends to vigorously defend the Company in such matters.

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

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

The Company made interest payments of approximately $538,000, $492,000, and $549,000, in the years ended September 30, 2007, 2006, and 2005, respectively. The Company paid approximately $1,000,000 and $455,000 of income tax payments in the years ended September 30, 2007 and 2006, respectively.

NOTE 17.  QUARTERLY FINANCIAL DATA (unaudited)

The quarterly data below is based on the Company's fiscal periods.

                                                             Fiscal Year Ended September 30, 2007
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2006        03/31/2007         06/30/2007         09/30/2007
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $17,043,000       $19,372,000        $17,557,000        $17,885,000
Operating Costs                                 12,800,000        14,311,000         13,353,000         15,622,000
Operating Margin                                 4,243,000         5,060,000          4,204,000          2,262,000
Net Income (Loss) after Provision
   for Income Taxes                                844,000         1,009,000            480,000          (888,000)
Basic Earnings per Common Share                        .09               .10                .05              (.09)
Diluted Earnings per Common Share                      .09               .10                .05              (.09)


                                                             Fiscal Year Ended September 30, 2006
                                            -----------------------------------------------------------------------
                                            --------------- -- -------------- --- -------------- -- ---------------
                                              12/31/2005        03/31/2006         06/30/2006         09/30/2006
                                            ---------------    --------------     --------------    ---------------
                                            ---------------

Revenues                                       $14,632,000       $16,971,000        $15,637,000        $16,432,000
Operating Costs                                 11,010,000        12,500,000         11,657,000         13,008,000
Operating Margin                                 3,622,000         4,471,000          3,980,000          3,424,000
Net Income after Provision for
   Income Taxes                                    796,000         1,007,000            748,000            159,000
Basic Earnings per Common Share                        .08               .10                .08                .02
Diluted Earnings per Common Share                      .08               .10                .08                .02


NOTE 18.  SUBSEQUENT EVENTS

On November 1, 2007, Doctors Care opened a new location in Myrtle Beach, South Carolina.

                          UCI MEDICAL AFFILIATES, INC.
                                  EXHIBIT INDEX



     Exhibit Number Description 2.1 Order of Confirmation of UCI Medical Affiliates, Inc. ("UCI") Dated August 7, 2002 (Incorporated by reference to
Exhibit 2.1 on the Form 8-K filed August 16, 2002) 2.2 Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002) 2.3 Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)
2.4 Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)
2.5 Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16,
2002) 2.6 Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16,
2002) 2.7 Plan of  Reorganization  for UCI (Incorporated by reference to Exhibit
2.7 on the Form 8-K filed August 16, 2002) 2.8 Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit
2.8 on the Form 8-K filed August 16, 2002) 2.9 Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002) 2.10 Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16,
2002) 2.11 Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16,
2002) 2.12 Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16,
2002) 2.13 Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002) 2.14 Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16,
2002) 2.15 Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16,
2002) 3.1 Amended and Restated Certificate of Incorporation of UCI filed with the Delaware Secretary of State as of July 27, 1994 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 3.2 Amended and Restated Bylaws of UCI dated as of November 23, 1993 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 3.3 Amendment to Amended and Restated Bylaws of UCI dated as of August 21, 1996 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 3.4 Amendment to Amended and Restated Bylaws of UCI dated as of August 15, 2002 (Incorporated by reference to Exhibit
3.4 on the Form 8-K filed as of October 28, 2002) 3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State as of February 24, 1999 (Exhibit 3.5 on the Form 10-K filed for fiscal year 2002) 4.1 The rights of security holders of the registrant are set forth in the registrant's Certificate of Incorporation and Bylaws, as amended, included as Exhibits 3. 1 through 3. 5 10.5 Lease and License Agreement dated March 30, 1994 between Doctors Care, P.A. and Blue Cross Blue Shield of South Carolina (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.6 Note Payable dated February 28, 1995 between UCI-SC as payor, and Companion Property and Casualty Insurance Company, as payee (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.7 Revolving Line of Credit dated November 11, 1996 between Carolina First Bank and UCI (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.8* Stock Option Agreement dated March 20, 1996 between UCI and Harold H. Adams, Jr. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.9* Stock Option Agreement dated March 20, 1996 between UCI and Russell J. Froneberger (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.11* Stock Option Agreement dated March 27, 1997, between UCI and Thomas G. Faulds (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.12* Stock Option Agreement dated March 27, 1997 between UCI and Ashby Jordan, M.D. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.13* Stock Option Agreement dated March 27, 1997 between UCI and Charles M. Potok (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.17 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Georgia, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.18 Administrative Services Agreement dated April 24, 1998 by and between Doctors Care of Tennessee, P.C. and UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.19 Administrative Services Agreement dated August 11, 1998 between UCI Medical Affiliates of South Carolina, Inc. and Doctors Care, P.A. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.21 Stock Purchase Option and Restriction Agreement dated September 1, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc. and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.22 Stock Purchase Option and Restriction Agreement dated July 15, 1998 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of Georgia, Inc.; and Doctors Care of Georgia, P.C. (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 10.31 Stock Purchase Option and Restriction Agreement dated as of October 31, 2002 by and among D. Michael Stout, M.D.; UCI Medical Affiliates of South Carolina, Inc.; and Doctors Care, P.A. (Incorporated by reference to Exhibit 10.31 filed on Form 10-K for fiscal year 2002) 10.32*# UCI Medical Affiliates, Inc. 2007 Equity Incentive Plan 10.33*# The Executive Nonqualified Excess Plan 10.34*# The Executive Nonqualified Excess Plan Adoption Agreement 14 Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003) 21# Subsidiaries of the Registrant 23# Consent of Independent Auditors 31.1# Rule 13a-14(a)/15d-14(a) Certification of
D. Michael Stout, M.D. 31.2# Rule 13a-14(a)/15d-14(a) Certification of Jerry F. Wells, Jr., CPA 32# Section 1350 Certification 99# Press Release dated December 26, 2007. #Filed herewith * Denotes a management contract or compensatory plan or arrangement.