Form 10-Q
period 2007-12-31
UCI MEDICAL AFFILIATES INC
filed 2008-02-13
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2007

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

                                 (803) 782-4278
               (Registrant's telephone number including area code)
                                              ----------------------------

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

The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,914,122 at January 18, 2008.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - December 31, 2007
                           and September 30, 2007                                                          3

                           Condensed Consolidated Statements of Operations for the three months
                           ended December 31, 2007 and December 31, 2006                                   4

                           Condensed Consolidated Statements of Cash Flows for the three months
                           ended December 31, 2007 and December 31, 2006                                   5

                           Notes to Condensed Consolidated Financial Statements           6  -  9

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               10 -  13

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                   14

                  Item 4T  Controls and Procedures                                               14 - 15

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   16

                  Item 1A  Risk Factors                                                                 16

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  16

                  Item 3   Defaults Upon Senior Securities                                              16

                  Item 4   Submission of Matters to a Vote of Security Holders                          16

                  Item 5   Other Information                                                   16

                  Item 6   Exhibits                                                                     16


SIGNATURES                                                                                              17

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     December 31, 2007

                                                                        (unaudited)             September 30, 2007
                                                                   -----------------------    -----------------------
Assets
Current assets
   Cash and cash equivalents                                                  $   415,922     $          487,423
   Accounts receivable, less allowance for doubtful accounts
       of $2,508,211 and $2,267,793                                            10,614,778          11,414,362
   Inventory                                                                      957,569             957,569
   Income taxes receivable                                                        559,388             800,388
   Deferred taxes                                                               1,401,291           1,311,291
   Prepaid expenses and other current assets                                      935,898             612,650
                                                                   -----------------------    -----------------------
Total current assets                                                           14,884,846          15,583,683

Property and equipment less accumulated depreciation of
   $12,471,284 and $13,769,878                                                 10,113,837           9,732,315
Deferred taxes                                                                     35,946              11,034
Restricted investments                                                          2,024,075           1,956,087
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       56,734              46,735
                                                                   -----------------------    -----------------------
Total Assets                                                                 $ 30,507,380     $     30,721,796
                                                                   =======================    =======================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                              $  866,801     $          415,888
   Current portion of long-term debt                                            1,046,517           1,031,902
   Accounts payable                                                             3,145,057           2,739,425
   Accrued salaries and payroll taxes                                           2,260,835           2,681,346
   Accrued uncompensated absences                                                 345,410             315,774
   Other accrued liabilities                                                      531,378           1,206,338
                                                                   -----------------------    -----------------------
Total current liabilities                                                       8,195,998           8,390,673

Long-term liabilities
   Accounts payable                                                                21,379              96,511
   Deferred tax liability                                                         440,116             415,204
   Deferred compensation liability                                              2,134,257           2,068,436
   Long-term debt, net of current portion                                       1,614,955           1,879,995
                                                                   -----------------------    -----------------------
                                                                   -----------------------    -----------------------
Total long-term liabilities                                                     4,210,707           4,460,146
                                                                   -----------------------    -----------------------
Total Liabilities                                                              12,406,705          12,850,819
                                                                   -----------------------    -----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                               --                         --
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,914,122 shares                                   495,706             495,706
   Paid-in capital                                                             22,105,024          22,105,024
   Accumulated deficit                                                        (4,500,055)          (4,729,753)
                                                                   -----------------------    -----------------------
Total Stockholders' Equity                                                     18,100,675          17,870,977
                                                                   -----------------------    -----------------------
Total Liabilities and Stockholders' Equity                                   $ 30,507,380     $     30,721,796
                                                                   =======================    =======================

                       The accompanying notes are an integral part of these condensed consolidated financial statements.

                               UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                 Three Months Ended December 31,
                                                                     2007                    2006
                                                              --------------------     ------------------
                                                                                       ------------------

Revenues                                                              $18,259,278            $17,043,268
Operating costs                                                      (14,272,854)           (12,799,970)
                                                              --------------------     ------------------
                                                                                       ------------------
Operating margin                                                        3,986,424              4,243,298

General and administrative expenses                                   (3,088,153)            (2,398,061)
Depreciation and amortization                                           (413,757)              (361,134)
                                                              --------------------     ------------------
                                                                                       ------------------
Income from operations                                                    484,514              1,484,103

Other expense
   Interest expense, net of interest income                             (103,816)              (128,590)
                                                              --------------------     ------------------
                                                              --------------------     ------------------

Income before income tax expense                                          380,698              1,355,513
Income tax expense                                                      (151,000)              (511,418)
                                                                                       ------------------
                                                              --------------------     ------------------

Net income                                                             $  229,698             $  844,095
                                                                                       ==================
                                                              ====================     ==================

Basic earnings per share                                                 $    .02               $    .09
                                                              ====================     ==================
                                                                                       ==================

Basic weighted average common shares outstanding                        9,914,122              9,827,167
                                                              ====================     ==================
                                                                                       ==================

Diluted earnings per share                                               $    .02               $    .09
                                                              ====================     ==================
                                                                                       ==================

Diluted weighted average common shares outstanding                      9,914,122              9,915,122
                                                              ====================     ==================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                    Three Months Ended December 31,
                                                                       2007                  2006
                                                                 ------------------    -----------------
Operating activities:
Net income                                                             $   229,698           $  844,095
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                          910,695            1,012,537
      Depreciation and amortization                                        413,757              361,134
      Deferred taxes                                                                            132,219
                                                                     (90,000)
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable                               (111,111)          (1,507,556)
         (Increase) in inventory                                               -               (38,736)
         Decrease in income taxes receivable                               241,000                -
         (Increase) in prepaid expenses and other current                (323,248)            (305,032)
assets
         (Decrease) in accounts payable and accrued expenses             (660,203)             (96,084)
         Deferred compensation                                              65,821              232,693
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash provided by operating activities                                      676,409              635,270
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                      (795,279)            (517,411)
(Increase) in other assets                                                 (9,999)             (12,962)
Additions to restricted investments                                       (67,988)            (210,312)
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                        (873,266)            (740,685)
                                                                 ------------------    -----------------

Financing activities:
Proceeds from issuance of common stock                                         -                11,436
Net borrowings on line of credit                                           450,913             220,627
Payments on term-note                                                    (180,526)            (162,004)
Payments on other long-term obligations                                  (145,031)            (184,276)
                                                                 ------------------    -----------------

Cash provided by (used in) financing activities                            125,356            (114,217)
                                                                 ------------------    -----------------

Decrease in cash and cash equivalents                                     (71,501)            (219,632)
Cash and cash equivalents at beginning of period                           487,423              533,209
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                             $   415,922           $  313,577
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2007.

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

The Company provides nonmedical management and administrative services for a network of 59 freestanding medical centers, 58 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (37 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center in South Carolina).

NOTE 2.  INVENTORY

The Company's inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarters ended December 31, 2007 and December 31, 2006, our management recorded income tax expense of approximately $151,000 and $511,000, respectively.

NOTE 4.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of fiscal year 2007, and determined there had not been any impairment.

NOTE 5.  LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. At December 31, 2007, the Company had outstanding borrowings on the line of approximately $867,000. Pricing is prime rate plus a $150 fee (prime rate was 7.25% at December 31, 2007). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.


NOTE 6.  2007 EQUITY INCENTIVE PLAN


The Company established the 2007 Equity Incentive Plan (the "Plan"), effective as of March 7, 2007, to use Common Stock in UCI ("Common Stock") as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI's performance. The types of equity incentives under this Plan include:


         (a) Incentive Stock Options;


         (b) Nonqualified Stock Options;


         (c) Stock Appreciation Rights;


         (d) Restricted Stock Grants;


         (e) Performance Shares;


         (f) Share Awards; and


         (g) Phantom Stock Awards.

At December 31, 2007, no equity incentives have been issued under this Plan.

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

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's fiscal year beginning October 1, 2007. FIN 48 was adopted commencing in the first quarter of the Company's fiscal year end 2008. The adoption of FIN 48 did not have a material impact on the Company's financial condition and results of operations. At December 31, 2007, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company's effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of December 31, 2007 and 2006, the P.A. employed 184 and 145 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Results of Operations

The Company provides nonmedical management and administrative services for a network of 59 freestanding medical centers, 58 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (37 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center in South Carolina).

Revenues of $18,259,000 for the quarter ended December 31, 2007 reflect an increase of $1,216,000 or 7% from those of the quarter ended December 31, 2006.

This increase in revenue is the result of opening additional operating facilities as well as an increase in patient encounters. Patient encounters were approximately 169,000 in the first quarter of fiscal year 2008 and 155,000 in the first quarter of fiscal year 2007.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2007, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan ("BCHP") and Companion Property and Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina (BCBS). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs. As of December 31, 2007, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The company sustained revenues in fiscal year 2008 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 15% of our total revenues from these occupational medicine services in the first quarter of fiscal year 2008 and approximately 14% in the first quarter of fiscal year 2007.

The following table breaks out our revenue and patient visits by revenue source for the first quarter of fiscal years 2008 and 2007.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2008     2007            2008      2007
                                                            ------- ---------       --------- ----------
                                                                15        16               8          9
        Patient Pay
                                                                 7         8               3          3
        Employer Paid
                                                                 5         7               7          6
        HMO
                                                                10        12              12         11
        Workers Compensation
                                                                15        13              14         14
        Medicare/Medicaid
                                                                45        41              53         54
        Managed Care Insurance
                                                                 3         3               3          3
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of $3,986,000 during the first quarter of fiscal 2008 as compared to an operating margin of $4,243,000 for the first quarter of fiscal 2007. The decrease in the margin was the result of the operating costs of the new centers exceeding their revenues. As the new centers continue to grow, we expect the margins to improve.

General and administrative expenses include all salaries, benefits, supplies, and other operating expenses not specifically related to the day-to-day operation of the Centers. General and administrative expenses increased to $3,088,000 in the first quarter of fiscal year 2008, up from $2,398,000 in the first quarter of fiscal year 2007. This increase is the result of increased advertising expenses and an increase in corporate personnel costs associated with the support of the new centers.

Depreciation and amortization expense increased to $414,000 in the first quarter of fiscal 2008, up from $361,000 in the first quarter of fiscal 2007. This increase is the result of equipment purchases and building renovations. Interest expense decreased to $104,000 in the first quarter of fiscal year 2008, down from $129,000 in the first quarter of fiscal 2007, due to the normal amortization schedule of the long-term debt.

During the quarter ended December 31, 2007, our management recorded income tax expense of approximately $151,000, compared to $511,000 recorded during the first quarter of fiscal year 2007.

Financial Condition at December 31, 2007

Cash and cash equivalents decreased by $72,000 during the quarter ended December 31, 2007, mainly as a result of payments on debt and equipment purchases.

Accounts receivable decreased by $800,000 during the quarter ended December 31, 2007 and is a result of increased collection efforts, offset by increased revenues.

Long-term debt decreased from $2,912,000 at September 30, 2007 to $2,661,000 at December 31, 2007 due to regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new Centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of December 31, 2007, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $676,000 of cash during the first quarter of fiscal year 2008, compared to $635,000 during the first quarter of fiscal year 2007.

Investing activities used $873,000 in the first quarter of fiscal year 2008 as compared to $741,000 in the first quarter of fiscal year 2007. This increase is due to purchases of equipment and building renovations for our operating sites.

Financing activities provided $125,000 of cash during the first quarter of fiscal year 2008 as compared to using $114,000 in the first quarter of fiscal year 2007. This variance is the result of increased borrowings on the line of credit, offset by regular principal payments.

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

Approximately $468,000 of our debt at December 31, 2007 was subject to fixed interest rates. Approximately $2,193,000 of our debt at December 31, 2007 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2007, our interest expense on an annualized basis would increase approximately $22,000 for each increase of one percent in the prime rate.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

Item 4T.          Controls and Procedures

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

Item 1A           Risk Factors

                  Information regarding risk factors appears in Part I - Item 1A
                  - Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

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

Item 6            Exhibits

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

                  32 Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1     Press Release dated February 13, 2008.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.               /s/ Jerry F. Wells, Jr., CPA
------------------------------------     ------------------------
D. Michael Stout, M.D.                   Jerry F. Wells, Jr., CPA
President and Chief Executive Officer    Executive Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Date:  February 13, 2008