Form 10-Q
period 2008-03-31
UCI MEDICAL AFFILIATES INC
filed 2008-05-14
CIK 737561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

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

                                 (803) 782-4278
               (Registrant's telephone number including area code)
                       --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ( X )Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated Filer (X)
( ) Smaller Reporting Company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(  ) Yes   ( X ) No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes ( )No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,914,122 at March 31, 2008.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - March 31, 2008
                           and September 30, 2007                                                          3

                           Condensed Consolidated Statements of Operations for the three months
                           and six months ended March 31, 2008 and March 31, 2007                          4

                           Condensed Consolidated Statements of Cash Flows for the six months
                           ended March 31, 2008 and March 31, 2007                                         5

                           Notes to Condensed Consolidated Financial Statements            6  -  9

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                10 -  13

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    14

                  Item 4T  Controls and Procedures                                                     14 - 15

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   16

                  Item 1A  Risk Factors                                                                 16

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  16

                  Item 3   Defaults Upon Senior Securities                                              16

                  Item 4   Submission of Matters to a Vote of Security Holders                          16

                  Item 5   Other Information                                                   17

                  Item 6   Exhibits                                                                     17


SIGNATURES                                                                                              18

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       March 31, 2008          September 30, 2007
                                                                        (unaudited)
                                                                   -----------------------    ----------------------
Assets
Current assets
   Cash and cash equivalents                                                   $  610,258     $          487,423
   Accounts receivable, less allowance for doubtful accounts
       of $2,740,815 and $2,267,793                                            10,132,631          11,414,362
   Inventory                                                                      957,569             957,569
   Income taxes receivable                                                              -             800,388
   Deferred taxes                                                               1,488,291           1,311,291
   Prepaid expenses and other current assets                                      870,084             612,650
                                                                   -----------------------    ----------------------
Total current assets                                                           14,058,833          15,583,683

Property and equipment, less accumulated depreciation of
   $12,905,914 and $13,769,878                                                 10,256,457           9,732,315
Deferred taxes                                                                     45,330              11,034
Restricted investments                                                          1,937,107           1,956,087
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       56,733              46,735
                                                                   -----------------------    ----------------------
Total Assets                                                                 $ 29,746,402     $     30,721,796
                                                                   =======================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                               $  15,558     $          415,888
   Current portion of long-term debt                                            1,056,452           1,031,902
   Accounts payable                                                             1,860,213           2,739,425
    Income taxes payable                                                          613,465                   -
   Accrued salaries and payroll taxes                                           2,688,249           2,681,346
   Accrued uncompensated absences                                                 438,595             315,774
   Other accrued liabilities                                                      615,041           1,206,338
                                                                   -----------------------    ----------------------
Total current liabilities                                                       7,287,573           8,390,673

Long-term liabilities
   Accounts payable                                                                     -              96,511
   Deferred tax liability                                                         449,500             415,204
   Deferred compensation liability                                              2,057,363           2,068,436
   Long-term debt, net of current portion                                       1,343,415           1,879,995
                                                                   -----------------------    ----------------------
                                                                   -----------------------    ----------------------
Total long-term liabilities                                                     3,850,278           4,460,146
                                                                   -----------------------    ----------------------
Total Liabilities                                                              11,137,851          12,850,819
                                                                   -----------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                                           -
                                                                                        -
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,914,122 and 9,914,122 shares                     495,706             495,706
   Paid-in capital                                                             22,105,024          22,105,024
   Accumulated deficit                                                        (3,992,179)          (4,729,753)
                                                                   -----------------------    ----------------------
Total Stockholders' Equity                                                     18,608,551          17,870,977
                                                                   -----------------------    ----------------------
Total Liabilities and Stockholders' Equity                                   $ 29,746,402     $     30,721,796
                                                                   =======================    ======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three Months Ended March 31,             Six Months Ended March 31,
                                                         -----------------------------------    -----------------------------------
                                                              2008                2007               2008                 2007
                                                         ----------------    ---------------    ----------------     --------------

Revenues                                                     $20,891,823       $ 19,371,606         $39,151,101        $ 36,414,874
Operating costs                                             (16,156,962)       (14,311,329)        (30,429,816)        (27,111,299)
                                                         ----------------    ---------------    ----------------     --------------
Operating margin                                               4,734,861          5,060,277           8,721,285           9,303,575

General and administrative expenses                          (3,357,534)        (2,922,224)         (6,445,687)         (5,320,285)
Depreciation and amortization                                  (434,630)          (375,860)           (848,387)           (736,994)
                                                         ----------------    ---------------    ----------------     -------------
Income from operations                                           942,697          1,762,193           1,427,211           3,246,296
                                                         ----------------    ---------------    ----------------     --------------

Other expense
   Interest expense, net of interest income                     (98,968)          (141,101)           (202,784)           (269,691)
                                                         ----------------    ---------------    ----------------     --------------
                                                         ----------------    ---------------    ----------------     --------------

Income before income taxes                                       843,729          1,621,092           1,224,427           2,976,605
Income tax expense                                             (335,853)          (612,514)           (486,853)         (1,123,932)
                                                         ----------------    ---------------    ----------------     --------------

Net income                                               $                    $ 1,008,578            $  737,574        $ 1,852,673
                                                         507,876
                                                                             ===============    ================     =============
                                                         ================

Basic earnings per share                                 $                         $    .10                   $            $   .19
                                                         .05                                                .07
                                                         ================    ===============    ================     =============
                                                         ================    ===============    ================     =============

Basic weighted average common shares
   outstanding                                                 9,914,122          9,871,167           9,914,122          9,848,925
                                                         ================    ===============    ================     =============
                                                                                                ================     =============

Diluted earnings per share                               $                         $    .10                   $            $   .19
                                                         .05                                                .07
                                                         ================    ===============    ================     =============

Diluted weighted average common shares
  outstanding                                                  9,914,122          9,963,992           9,914,122          9,937,750
                                                         ================    ===============    ================     ==============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                               Six Months Ended March 31,
                                                                       2008                  2007
                                                                 ------------------    -----------------
Operating activities:
Net income                                                               $ 737,574          $ 1,852,673
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        1,750,727            1,992,120
      Depreciation and amortization                                        848,387              736,994
      Deferred taxes                                                     (177,000)              315,240
      Changes in operating assets and liabilities:
         Accounts receivable                                             (468,996)          (3,311,515)
         Inventory                                                               -            (169,025)
         Income taxes receivable                                           800,388                    -
         Income taxes payable                                              613,465                    -
         Prepaid expenses and other current assets                       (257,434)            (461,033)
         Accounts payable and accrued expenses                         (1,340,785)               82,496
         Deferred compensation                                            (11,073)              378,140
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash provided by operating activities                                    2,495,253            1,416,090
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                    (1,372,529)          (1,157,214)
(Increase) in other assets                                                 (9,998)             (12,963)
Decrease (increase) in restricted investments                               18,980            (336,537)
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                      (1,363,547)          (1,506,714)
                                                                 ------------------    -----------------

Financing activities:
Proceeds from issuance of common stock                                           -              179,471
Net (payments) borrowings on line of credit                              (400,330)              487,847
Payments on term-note                                                    (370,644)            (328,254)
Payments on other long-term obligations                                  (237,897)            (386,739)
                                                                 ------------------    -----------------

Cash used in financing activities                                      (1,008,871)             (47,675)
                                                                 ------------------    -----------------

Increase (decrease) in cash and cash equivalents                           122,835            (138,299)
Cash and cash equivalents at beginning of period                           487,423              533,209
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 610,258           $  394,910
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2007.

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

Revenue is recognized at estimated net amounts to be received from patients, employers, third party payors and others at the time the related services are rendered. The Company records contractual adjustments at the time bills are generated for services rendered as some third parties are billed at discounted and negotiated amounts. Whenever the Company bills at the discounted amounts, estimates of third party settlements are not necessary.

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

The Company provides nonmedical management and administrative services for a network of 61 freestanding medical centers, 60 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (39 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center in South Carolina).

NOTE 2.  INVENTORY

The Company's inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3.  INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarters ended March 31, 2008 and March 31, 2007, the Company recorded income tax expense of approximately $336,000 and $613,000, respectively.

NOTE 4.  INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite lives will no longer be amortized, but are reviewed at least annually for impairment. Pursuant to Statement No. 142, the Company tested goodwill for impairment in the fourth quarter of fiscal year 2007, and determined there had not been any impairment.

NOTE 5.  LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. At March 31, 2008, the Company had outstanding borrowings on the line of approximately $16,000. Pricing is prime rate plus a $150 monthly fee (prime rate was 5.25% at March 31, 2008). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

NOTE 6.  2007 EQUITY INCENTIVE PLAN


The Company established the 2007 Equity Incentive Plan (the "Plan"), effective as of March 7, 2007, to use Common Stock in UCI ("Common Stock") as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI's performance. The types of equity incentives under this Plan include:


         (a) Incentive Stock Options;


         (b) Nonqualified Stock Options;


         (c) Stock Appreciation Rights;


         (d) Restricted Stock Grants;


         (e) Performance Shares;


         (f) Share Awards; and

(g) Phantom Stock Awards.


At March 31, 2008, no equity incentives have been issued under this Plan.


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

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's fiscal year beginning October 1, 2007. FIN 48 was adopted commencing in the first quarter of the Company's fiscal year end 2008. The adoption of FIN 48 did not have a material impact on the Company's financial condition and results of operations. At March 31, 2008, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company's effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a `dual-approach' to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 in fiscal year 2007 without any impact on the Company's consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," effective for the Company's fiscal year beginning October 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but the Company believes it will not have a material impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", ("SFAS No. 160") an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interest ("NCIs") in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning October 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, in the financial statements.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of March 31, 2008 and 2007, the P.A. employed 188 and 152 medical providers, respectively.

The net assets of the P.A. are not material for any period presented, and intercompany accounts and transactions have been eliminated.

We allocate all indirect costs incurred at the corporate office to the centers. Therefore, all discussions below are intended to be in the aggregate for us as a whole.

Results of Operations

The Company provides nonmedical management and administrative services for a network of 61 freestanding medical centers, 60 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (39 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 18 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic and Sports Medicine in South Carolina, and one as Doctors Wellness Center in South Carolina).

Revenues of $20,892,000 for the quarter ended March 31, 2008 reflect an increase of $1,520,000 or 8% from those of the quarter ended March 31, 2007. For the six months ended March 31, 2008, revenues were $39,151,000 as compared to $36,415,000 for the six months ended March 31, 2007.

This increase in revenue is the result of opening additional operating facilities, as well as an increase in patient encounters. Patient encounters were approximately 188,000 in the second quarter of fiscal year 2008 and 170,000 in the second quarter of fiscal year 2007.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2007, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan of South Carolina ("BCHP") and Companion Property and Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs. As of March 31, 2008, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The Company sustained revenues in fiscal year 2008 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 13% of our total revenues from these occupational medicine services in the second quarter of fiscal year 2008 and approximately 14% in the second quarter of fiscal year 2007.

The following table breaks out our revenue and patient visits by revenue source for the second quarter of fiscal years 2008 and 2007.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2008     2007            2008      2007
                                                            ------- ---------       --------- ----------
                                                                14        13               8         10
        Patient Pay
                                                                 7         8               3          3
        Employer Paid
                                                                 6         6               7          7
        HMO
                                                                 8         9              10         11
        Workers Compensation
                                                                14        14              13         13
        Medicare/Medicaid
                                                                47        47              56         53
        Managed Care Insurance
                                                                 4         3               3          3
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of $4,735,000 during the second quarter of fiscal 2008 as compared to an operating margin of $5,060,000 for the second quarter of fiscal 2007. For the six months ended March 31, 2008, operating margin was $8,721,000 as compared to $9,304,000 for the six months ended March 31, 2007. The decrease in margin was the result of the operating costs of the new centers exceeding their revenues. As the new centers continue to grow, we expect the margins to improve.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operation of the centers. General and administrative expenses increased to $3,358,000 in the second quarter of fiscal year 2008, up from $2,922,000 in the second quarter of fiscal year 2007. For the six months ended March 31, 2008, general and administrative expenses increased to $6,446,000, up from $5,320,000 for the same period in the prior fiscal year. This increase is the result of increased advertising expenses and an increase in corporate personnel costs associated with the support of the new centers.

Depreciation and amortization expense increased to $435,000 in the second quarter of fiscal 2008, up from $376,000 in the second quarter of fiscal 2007. For the six months ended March 31, 2008, depreciation and amortization expense increased to $848,000, up from $737,000 for the six months ended March 31, 2007. This increase is the result of equipment purchases and building renovations. Interest expense decreased to $99,000 in the second quarter of fiscal year 2008, down from $141,000 in the second quarter of fiscal 2007. For the six months ended March 31, 2008, interest expense decreased to $203,000, as compared to $270,000 for the six months ended March 31, 2007. This decrease was due to the normal amortization schedule of the long-term debt and lower interest rates.

During the quarter ended March 31, 2008, our management recorded income tax expense of approximately $336,000, compared to $613,000 recorded during the second quarter of fiscal year 2007. For the six months ended March 31, 2008, income tax expense was $487,000, compared to $1,124,000 for the six months ended March 31, 2007.

Financial Condition at March 31, 2008

Cash and cash equivalents increased by $123,000 during the six months ended March 31, 2008, mainly as a result of increased collections on patient accounts.

Accounts receivable decreased by $1,282,000 during the six months ended March 31, 2008 and is a result of increased collection efforts, offset by increased revenues.

Long-term debt decreased from $2,912,000 at September 30, 2007 to $2,400,000 at March 31, 2008 due to regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of March 31, 2008, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $2,495,000 of cash during the six months ended March 31, 2008, compared to $1,416,000 during the six months ended March 31, 2007.

Investing activities used $1,364,000 in the six months ended March 31, 2008 as compared to $1,507,000 in the six months ended March 31, 2007. This decrease is due to the decreased value of the restricted investment accounts, offset by purchases of equipment and building renovations for our operating sites.

Financing activities utilized $1,009,000 in cash during the six months ended March 31, 2008 as compared to $48,000 in the six months ended March 31, 2007, primarily as a result of payments on the line of credit balance.

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

Approximately $397,000 of our debt at March 31, 2008 was subject to fixed interest rates. Approximately $2,003,000 of our debt at March 31, 2008 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2008, our interest expense on an annualized basis would increase approximately $20,000 for each increase of one percent in the prime rate.

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

Item 4            Submission of Matters to a Vote of Security Holders

                  On March 18, 2008, UCI's annual meeting of the shareholders was held and the following actions were taken:

                  Holders of UCI's common stock represented at the meeting voted to re-elect Joseph A. Boyle, CPA; Thomas G. Faulds; and John
                  A. Little, Jr., MD to the Board of Directors for terms expiring at the 2011 annual meeting of stockholders, as follows:



                                                        Number                          Withhold
                                                         Voting           For           Approval
                                                      ------------    ------------    -------------

                  Joseph A. Boyle, CPA                  8,508,573       8,504,568            4,005
                  Thomas G. Faulds                      8,508,573       8,490,468           18,105
                  John A. Little, Jr., MD               8,508,573       8,486,818           21,755

                  Holders of UCI's common stock represented at the meeting voted to ratify the appointment of Scott McElveen, L.L.P. as our independent auditors for the fiscal year ended September 30, 2008, as follows:


                                        Number
                                        Voting            For           Against         Abstain
                                     -------------    ------------     -----------    -------------
                                        8,508,573       8,505,354           3,101              118


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

                  99.1  Press Release dated May 14, 2008.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UCI Medical Affiliates, Inc.
         (Registrant)


/s/ D. Michael Stout, M.D.               /s/ Jerry F. Wells, Jr., CPA
----------------------------             --------------------------------
D. Michael Stout, M.D.                   Jerry F. Wells, Jr., CPA
President and Chief Executive Officer    Executive Vice President,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Date:  May 14, 2008