Form 10-Q
period 2008-06-30
UCI MEDICAL AFFILIATES INC
filed 2008-08-11
CIK 737561

18


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2008

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

                                 (803) 782-4278
               (Registrant's telephone number including area code)
                         ------------------------------

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

     Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated Filer (X) Smaller Reporting Company ( )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(  ) Yes   ( X ) No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by checkmark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( X )Yes ( )No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the registrant's common stock, $.05 par value, was 9,914,122 at June 30, 2008.

                          UCI MEDICAL AFFILIATES, INC.

                                      INDEX


                                                                                                   Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

                  Item 1   Financial Statements

                           Condensed Consolidated Balance Sheets - June 30, 2008
                           and September 30, 2007                                                    3

                           Condensed Consolidated Statements of Operations for the three months
                           and nine months ended June 30, 2008 and June 30, 2007                           4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ended June 30, 2008 and June 30, 2007                                           5

                           Notes to Condensed Consolidated Financial Statements         6  -  10

                  Item 2   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                11 -  14

                  Item 3   Quantitative and Qualitative Disclosures About Market Risk                    15

                  Item 4T  Controls and Procedures                                                     15 - 16

PART II           OTHER INFORMATION

                  Item 1   Legal Proceedings                                                   17

                  Item 1A  Risk Factors                                                                 17

                  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  17

                  Item 3   Defaults Upon Senior Securities                                              17

                  Item 4   Submission of Matters to a Vote of Security Holders                          17

                  Item 5   Other Information                                                   17

                  Item 6   Exhibits                                                                     17


SIGNATURES                                                                                              18

                          UCI Medical Affiliates, Inc.
                      Condensed Consolidated Balance Sheets

                                                                       June 30, 2008           September 30, 2007
                                                                        (unaudited)
                                                                   -----------------------    -------------------
Assets
Current assets
   Cash and cash equivalents                                                   $  719,572     $          487,423
   Accounts receivable, less allowance for doubtful accounts
       of $1,723,247 and $2,267,793                                             9,965,762          11,414,362
   Inventory                                                                      957,569             957,569
   Income taxes receivable                                                              -             800,388
   Deferred taxes                                                               1,091,291           1,311,291
   Prepaid expenses and other current assets                                      772,033             612,650
                                                                   -----------------------    ----------------------
Total current assets                                                           13,506,227          15,583,683

Property and equipment, less accumulated depreciation of
   $13,331,859 and $13,769,878                                                 11,782,418           9,732,315
Deferred taxes                                                                     62,406              11,034
Restricted investments                                                          2,030,497           1,956,087
Excess of cost over fair value of assets acquired, less
   accumulated amortization of $2,451,814                                       3,391,942           3,391,942
Other assets                                                                       56,733              46,735
                                                                   -----------------------    ----------------------
Total Assets                                                                 $ 30,830,223     $     30,721,796
                                                                   =======================    ======================

Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                              $  284,857     $          415,888
   Current portion of long-term debt                                            2,058,388           1,031,902
   Accounts payable                                                             1,416,144           2,739,425
   Income taxes payable                                                            57,968                   -
   Accrued salaries and payroll taxes                                           2,894,711           2,681,346
   Accrued uncompensated absences                                                 444,027             315,774
   Other accrued liabilities                                                      597,889           1,206,338
                                                                   -----------------------    ----------------------
Total current liabilities                                                       7,753,984           8,390,673

Long-term liabilities
   Accounts payable                                                                     -              96,511
   Deferred tax liability                                                         466,576             415,204
   Deferred compensation liability                                              2,147,314           2,068,436
   Long-term debt, net of current portion                                       1,468,668           1,879,995
                                                                   -----------------------    ----------------------
                                                                   -----------------------    ----------------------
Total long-term liabilities                                                     4,082,558           4,460,146
                                                                   -----------------------    ----------------------
Total Liabilities                                                              11,836,542          12,850,819
                                                                   -----------------------    ----------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share:
      Authorized shares - 10,000,000; none issued                                                           -
                                                                                        -
   Common stock, par value $.05 per share:
      Authorized shares - 50,000,000
      Issued and outstanding - 9,914,122 and 9,914,122 shares                     495,706             495,706
   Paid-in capital                                                             22,105,024          22,105,024
   Accumulated deficit                                                        (3,607,049)          (4,729,753)
                                                                   -----------------------    ----------------------
Total Stockholders' Equity                                                     18,993,681          17,870,977
                                                                   -----------------------    ----------------------
Total Liabilities and Stockholders' Equity                                   $ 30,830,223     $     30,721,796
                                                                   =======================    ======================

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three Months Ended June 30,              Nine Months Ended June 30,
                                                         -----------------------------------    -----------------------------------
                                                              2008                2007               2008                 2007
                                                         ----------------    ---------------    ----------------     --------------

Revenues                                                     $19,301,437       $ 17,557,264         $58,452,538         $ 53,972,138
Operating costs                                             (15,165,498)       (13,353,336)        (45,595,314)         (40,464,635)
                                                         ----------------    ---------------    ----------------     ---------------
Operating margin                                               4,135,939          4,203,928          12,857,224           13,507,503

General and administrative expenses                          (2,975,402)        (2,912,701)         (9,421,089)          (8,232,986)
Depreciation and amortization                                  (425,945)          (389,373)         (1,274,332)          (1,126,367)
                                                         ----------------    ---------------    ----------------     ---------------
Income from operations                                           734,592            901,854           2,161,803            4,148,150
                                                         ----------------    ---------------    ----------------     ---------------

Other expense
   Interest expense, net of interest income                     (95,246)          (131,788)           (298,030)            (401,479)
                                                         ----------------    ---------------    ----------------     ---------------
                                                         ----------------    ---------------    ----------------     ---------------

Income before income taxes                                       639,346            770,066           1,863,773            3,746,671
Income tax expense                                             (254,216)          (289,972)           (741,069)          (1,413,904)
                                                         ----------------    ---------------    ----------------     ---------------

Net income                                               $                     $ 480,094            $ 1,122,704          $ 2,332,767
                                                         385,130
                                                                             ===============    ================     ===============
                                                         ================

Basic earnings per share                                 $                         $    .05                   $            $     .24
                                                         .04                                                .11
                                                         ================    ===============    ================     ===============
                                                         ================    ===============    ================     ===============

Basic weighted average common shares
   Outstanding                                                 9,914,122          9,914,122           9,914,122            9,870,657
                                                         ================    ===============    ================     ===============
                                                                                                ================     ===============

Diluted earnings per share                               $                         $    .05                   $            $     .24
                                                         .04                                                .11
                                                         ================    ===============    ================     ===============

Diluted weighted average common shares
  outstanding                                                  9,914,122          9,914,122           9,914,122            9,915,996
                                                         ================    ===============    ================     ===============

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UCI Medical Affiliates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                       Nine Months Ended June 30,
                                                                       2008                  2007
                                                                 ------------------    -----------------
Operating activities:
Net income                                                             $ 1,122,704          $ 2,332,767
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for losses on accounts receivable                        2,680,802            2,875,426
      Depreciation and amortization                                      1,274,332            1,126,367
      Deferred taxes                                                       220,000              534,706
      Changes in operating assets and liabilities:
         Accounts receivable                                           (1,232,202)          (4,026,242)
         Inventory                                                               -            (169,025)
         Income taxes receivable                                           800,388                    -
         Income taxes payable                                               57,968                    -
         Prepaid expenses and other current assets                       (159,383)            (416,775)
         Accounts payable and accrued expenses                         (1,590,112)            (323,284)
         Deferred compensation                                              78,878              572,869
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash provided by operating activities                                    3,253,375            2,506,809
                                                                 ------------------    -----------------

Investing activities:
Purchases of property and equipment                                    (3,324,435)          (1,808,321)
(Increase) in other assets                                                 (9,998)             (12,962)
(Increase) in restricted investments                                      (74,410)            (521,724)
                                                                 ------------------    -----------------
                                                                 ------------------    -----------------

Cash used in investing activities                                      (3,408,843)          (2,343,007)
                                                                 ------------------    -----------------

Financing activities:
Proceeds from issuance of common stock                                           -              179,471
Net (payments) borrowings on line of credit                              (131,031)              484,709
Net borrowings (payments) on term-notes                                    829,653            (495,856)
Payments on other long-term obligations                                  (311,005)            (540,177)
                                                                 ------------------    -----------------

Cash provided by (used in) financing activities                            387,617            (371,853)
                                                                 ------------------    -----------------

Increase (decrease) in cash and cash equivalents                           232,149            (208,051)
Cash and cash equivalents at beginning of period                           487,423              533,209
                                                                 ------------------    -----------------
                                                                 ------------------

Cash and cash equivalents at end of period                               $ 719,572           $  325,158
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

                          UCI MEDICAL AFFILIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BUSINESS AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2007.

The consolidated financial statements include the accounts of UCI Medical Affiliates, Inc. ("UCI"), UCI Medical Affiliates of South Carolina, Inc. ("UCI-SC"), UCI Properties, LLC ("UCI-LLC"), Doctors Care, P.A., Progressive Physical Therapy, P.A. ("PPT"), Carolina Orthopedic & Sports Medicine, P.A. ("COSM"), and Doctors Care of Tennessee, P.C. (the four together as the "P.A." and together with UCI, UCI-SC and UCI-LLC, the "Company"). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management services agreements with the P.A. that operates the medical practices. Consolidation of the financial statements is required under Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised, ("FIN 46") "Consolidation of Variable Interest Entities." Prior to the Company's adoption of FIN 46 on October 1, 2003, the Company consolidated the P.A. as a result of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A. at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to any of UCI-SC or the P.A. from such change.

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

On September 28, 2007, the Company formed a South Carolina limited liability company, UCI Properties, LLC ("UCI-LLC") for the purpose of holding certain real estate. The sole member of UCI-LLC is UCI-SC.

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

NOTE 3.  INCOME TAXES

     Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. During the quarters ended June 30, 2008 and June 30, 2007, the Company recorded income tax expense of approximately $254,000 and $290,000, respectively.

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

NOTE 5.  LINE OF CREDIT

During 2006, the Company entered into an agreement with a financial institution providing for maximum borrowings of $500,000. During 2007, the Company increased its line of credit to $1,000,000. At June 30, 2008, the Company had outstanding borrowings on the line of approximately $285,000. Pricing is prime rate plus a $150 monthly fee (prime rate was 5% at June 30, 2008). Borrowings are collateralized by the Company's accounts receivable and the maturity date of this credit line is August 16, 2009.

NOTE 6.  TERM NOTE AGREEMENT

During the quarter ended June 30, 2008, the Company entered into a term note agreement with a financial institution with a commitment level up to $3,500,000. This term note agreement was entered into to finance the purchase by UCI-LLC of, and renovations to, a new corporate headquarters to be located in Columbia, South Carolina. The term note agreement is attached as Exhibit 10.35 to this Form 10-Q and is incorporated herein by reference. At June 30, 2008, the outstanding balance on the term note was approximately $1,400,000. The note has a variable interest rate based on the Adjusted Libor Rate with interest only payments due through September 2009. Starting in October 2009, the balance is payable in equal monthly installments of principal and interest in the amount of $27,562 with the balance due on March 5, 2015. The promissory note is collateralized by a lien on the property.

NOTE 7.  2007 EQUITY INCENTIVE PLAN


The Company established the 2007 Equity Incentive Plan (the "Plan"), effective as of March 7, 2007, to use Common Stock in UCI ("Common Stock") as a tool to encourage employees of UCI and its subsidiaries, its affiliates and its joint ventures to work together to increase the overall value of UCI Common Stock. The Company believes the Plan will serve the interests of UCI and its stockholders because it allows employees to have a greater personal financial interest in UCI through ownership of its Common Stock, the right to acquire its Common Stock, or other Plan Awards and Rights that are measured and paid based on UCI's performance. The types of equity incentives under this Plan include:


         (a) Incentive Stock Options;


         (b) Nonqualified Stock Options;


         (c) Stock Appreciation Rights;


         (d) Restricted Stock Grants;


         (e) Performance Shares;


         (f) Share Awards; and

(g) Phantom Stock Awards.


At June 30, 2008, no equity incentives have been issued under this Plan.

NOTE 8.  EARNINGS PER SHARE

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

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's fiscal year beginning October 1, 2007. FIN 48 was adopted commencing in the first quarter of the Company's fiscal year end 2008. The adoption of FIN 48 did not have a material impact on the Company's financial condition and results of operations. At June 30, 2008, the Company had no unrecognized tax benefits that, if recognized, would materially affect the Company's effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

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

Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," effective for the Company's fiscal year beginning October 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but the Company believes it will not have a material impact on the Company's consolidated financial statements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008.

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

The Company adopted both FAS 157 and FAS 159 on January 1, 2008 for its financial assets and liabilities and, in accordance with FSP 157-2, deferred the effective date for its nonfinancial assets and liabilities. The adoption of FAS 157 and FAS 159 had no impact on the Company's consolidated financial statements.

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

NOTE 10.  SUBSEQUENT EVENTS

On July 17, 2008, the Doctors Care building located in Surfside Beach, South Carolina was purchased by UCI-LLC for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized with a lien on the property. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013. The promissory note is attached as Exhibit 10.36 to this Form 10-Q and is incorporated herein by reference.

On July 23, 2008, a construction contract in the amount of $2,035,157 was entered into by UCI-LLC and a builder for renovations to the corporate headquarters. The financing for this commitment is being provided by the term note discussed in Note 6.

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

Approximately 99% of the physicians employed by the P.A. are paid on an hourly basis for time scheduled and worked at the medical centers. Approximately 30% of the physicians have incentive compensation arrangements; however, no amounts were accrued or paid that were significant during our three prior fiscal years. We base any incentive compensation upon a percentage of non-ancillary collectible charges for services performed by a provider. As of June 30, 2008 and 2007, the P.A. employed 185 and 163 medical providers, respectively.

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

Revenues of $19,301,000 for the quarter ended June 30, 2008 reflect an increase of $1,744,000 or 10% from those of the quarter ended June 30, 2007. For the nine months ended June 30, 2008, revenues were $58,453,000 as compared to $53,972,000 for the nine months ended June 30, 2007.

This increase in revenue is the result of opening additional operating facilities, as well as an increase in patient encounters. Patient encounters were approximately 172,000 in the third quarter of fiscal year 2008 and 158,000 in the third quarter of fiscal year 2007.

Pursuant to SFAS No. 142, we tested goodwill for impairment in the fourth quarter of fiscal year 2007, and we determined there had not been any impairment.

We have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BlueChoice HealthPlan of South Carolina ("BCHP") and Companion Property and Casualty Insurance Company ("CP&C"), wholly owned subsidiaries of Blue Cross Blue Shield of South Carolina ("BCBS"). BCBS, through BCHP, is a primary stockholder of UCI. Including our arrangement with BCHP and CP&C, we now participate in three HMOs. As of June 30, 2008, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate clinics.

The Company sustained revenues in fiscal year 2008 in occupational medicine and industrial health services (these revenues are referred to as "employer paid" and "workers compensation" on the table below). We developed focused marketing materials, including quarterly newsletters for employers, to spotlight our services for industry. We derived approximately 16% of our total revenues from these occupational medicine services in the third quarter of fiscal year 2008 and approximately 17% in the third quarter of fiscal year 2007.

The following table breaks out our revenue and patient visits by revenue source for the third quarter of fiscal years 2008 and 2007.


                                                               Percent of               Percent of
                             Payor                           Patient Visits               Revenue
        ------------------------------------------------    -----------------       --------------------
                                                             2008     2007            2008      2007
                                                            ------- ---------       --------- ----------
                                                                15        15               8         10
        Patient Pay
                                                                 8        10               3          4
        Employer Paid
                                                                 5         5               7          6
        HMO
                                                                10        11              13         13
        Workers Compensation
                                                                14        12              13         12
        Medicare/Medicaid
                                                                45        44              53         52
        Managed Care Insurance
                                                                 3         3               3          3
        Other (Commercial Indemnity, Champus, etc.)
                                                            ------- ---------       --------- ----------
                                                            ------- ---------       --------- ----------
                                                               100       100             100        100
                                                            ======= =========       ========= ==========

We earned an operating margin of $4,136,000 during the third quarter of fiscal 2008 as compared to an operating margin of $4,204,000 for the third quarter of fiscal 2007. For the nine months ended June 30, 2008, operating margin was $12,857,000 as compared to $13,508,000 for the nine months ended June 30, 2007. The decrease in the year to date margin was the result of the operating costs of the new centers exceeding their revenues. As the new centers continue to grow, we expect the margins to improve.

General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operation of the centers. General and administrative expenses increased to $2,975,000 in the third quarter of fiscal year 2008, up from $2,913,000 in the third quarter of fiscal year 2007. For the nine months ended June 30, 2008, general and administrative expenses increased to $9,421,000, up from $8,233,000 for the same period in the prior fiscal year. This increase is the result of increased advertising expenses and an increase in corporate personnel costs associated with the support of the new centers.

Depreciation and amortization expense increased to $426,000 in the third quarter of fiscal 2008, up from $389,000 in the third quarter of fiscal 2007. For the nine months ended June 30, 2008, depreciation and amortization expense increased to $1,274,000 up from $1,126,000 for the nine months ended June 30, 2007. This increase is the result of equipment purchases and building renovations. Interest expense decreased to $95,000 in the third quarter of fiscal year 2008, down from $132,000 in the third quarter of fiscal 2007. For the nine months ended June 30, 2008, interest expense decreased to $298,000, as compared to $401,000 for the nine months ended June 30, 2007. This decrease was due to the normal amortization schedule of the long-term debt and lower interest rates.

During the quarter ended June 30, 2008, our management recorded income tax expense of approximately $254,000, compared to $290,000 recorded during the third quarter of fiscal year 2007. For the nine months ended June 30, 2008, income tax expense was $741,000, compared to $1,414,000 for the nine months ended June 30, 2007.

Financial Condition at June 30, 2008

Cash and cash equivalents increased by $232,000 during the nine months ended June 30, 2008, mainly as a result of increased collections on patient accounts.

Accounts receivable decreased by $1,449,000 during the nine months ended June 30, 2008 and is a result of increased collection efforts, offset by increased revenues.

Long-term debt increased from $2,912,000 at September 30, 2007 to $3,527,000 at June 30, 2008 due to borrowings on the new term note offset by regular principal pay-downs. Our management believes that it will be able to continue to fund debt service requirements out of cash generated through operations.

Liquidity and Capital Resources

We require capital principally to fund growth (opening new centers), for working capital needs, and for the retirement of indebtedness. We fund our capital requirements and working capital needs through a combination of external financing and credit extended by suppliers.

As of June 30, 2008, we have no material commitments for capital expenditures or for acquisitions or start-ups.

Operating activities produced $3,253,000 of cash during the nine months ended June 30, 2008, compared to $2,507,000 during the nine months ended June 30, 2007. The net change in accounts receivable for the nine months ended June 30, 2008 is comprised of increased cash collections of approximately $1,993,000 offset by writeoffs to the allowance for doubtful accounts in the amount of approximately $3,226,000.

Investing activities used $3,409,000 in the nine months ended June 30, 2008 as compared to $2,343,000 in the nine months ended June 30, 2007. This increase is due to purchases of equipment and building renovations for our operating sites and the purchase of the new corporate office property.

Financing activities provided $388,000 in cash during the nine months ended June 30, 2008 as compared to utilizing $372,000 in the nine months ended June 30, 2007, primarily as a result of the borrowings on the new note offset by the payments on the line of credit balance.

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

Approximately $256,000 of our debt at June 30, 2008 was subject to fixed interest rates. Approximately $3,271,000 of our debt at June 30, 2008 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2008, our interest expense on an annualized basis would increase approximately $33,000 for each increase of one percent in the prime rate.

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

Item 4            Submission of Matters to a Vote of Security Holders

                  This item is not applicable.

Item 5            Other Information

                  This item is not applicable.

Item 6            Exhibits

10.35 Promissory Note dated February 13, 2008 executed by UCI Properties, LLC and payable to Branch Banking and Trust Company in the original principal amount of up to $3,500,000

                  10.36 Promissory Note dated July 16, 2008 executed by UCI Properties, LLC and payable to Carolina First Bank in the original principal amount of $695,000

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

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

                  99.1  Press Release dated August 11, 2008.

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



Date:  August 11, 2008