Form 10-Q
period 2008-12-31
UCI MEDICAL AFFILIATES INC
filed 2010-03-12
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number 0-13265

UCI MEDICAL AFFILIATES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-2225346
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1818 Henderson Street

Columbia, SC 29201

(Address of principal executive offices)

(803) 782-4278

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

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

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at February 28, 2010.

UCI MEDICAL AFFILIATES, INC.

EXPLANATORY NOTE

In this report on Form 10-Q for the quarter ended December 31, 2008 (this “Form 10-Q”), we are restating our condensed consolidated statement of operations and cash flows for the quarter ended December 31, 2007. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our Annual Report on Form 10-K for the year ended September 30, 2008 (the “2008 10-K”) in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007. In addition, our 2008 10-K included restated unaudited quarterly financial information for the first three quarters in the fiscal year ended September 30, 2008 under the caption, “PART II – ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTE 13.”

The circumstances that precipitated the Investigation are more fully discussed in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.” In addition, the restatement of our previously issued consolidated financial statements and other financial data are discussed in our 2008 10-K under the caption, “PART II – ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Restatements and Related Matters.”

PART1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited)
	December 31, 2008	September 30, 2008
Assets
Current Assets
Cash	$374,619	$769,649
Accounts receivable, net of allowance for doubtful accounts of $2,040,156 and $2,872,119	5,849,759	6,186,375
Inventory	965,892	955,892
Income taxes receivable	411,948	186,948
Deferred taxes	3,362,318	3,310,902
Prepaid expenses and other current assets	555,426	380,703

Total current assets	11,519,962	11,790,469

Property and equipment, less accumulated depreciation of $14,163,354 and $13,622,353	11,680,781	10,935,156
Leased property under capital leases, less accumulated amortization of $1,362,163 and $1,200,660	10,242,882	9,334,040
Deferred taxes	178,019	124,757
Restricted investments	1,749,393	1,906,143
Goodwill, less accumulated amortization of $2,493,255 and $2,451,814	3,350,501	3,391,942
Other assets	56,914	56,734

Total Assets	$38,778,452	$37,539,241

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$510,239	$—
Current portion of long-term debt	921,336	944,528
Obligations under capital leases	366,367	349,738
Accounts payable	864,811	427,850
Payable to patients and insurance carriers	2,284,011	2,215,638
Accrued salaries and payroll taxes	2,773,383	3,127,691
Accrued compensated absences	608,022	538,392
Other accrued liabilities	1,354,168	1,293,184

Total current liabilities	9,682,337	8,897,021

Long-term liabilities
Deferred compensation liability	1,837,418	2,020,484
Long-term debt, net of current portion	2,577,165	2,809,611
Obligations under capital leases	10,399,976	9,434,678

Total long-term liabilities	14,814,559	14,264,773

Total Liabilities	24,496,896	23,161,794

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued and outstanding - 9,945,472 and 9,914,122 shares	497,274	495,706
Paid-in capital	22,173,993	22,105,024
Accumulated deficit	(8,389,711)	(8,223,283)

Total Stockholders’ Equity	14,281,556	14,377,447

Total Liabilities and Stockholders’ Equity	$38,778,452	$37,539,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
		(Restated, see Note 2)
	2008	2007
Revenues	$18,307,786	$18,155,761
Operating expenses	(15,418,449)	(14,834,568)

Operating margin	2,889,337	3,321,193

General and administrative expenses	(3,160,454)	(3,610,543)

Loss before income taxes	(271,117)	(289,350)

Income tax benefit	104,689	110,607

Net loss	$(166,428)	$(178,743)

Basic loss per share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	9,943,768	9,914,122

Diluted loss per share	$(0.02)	$(0.02)

Diluted weighted average common shares outstanding	9,943,768	9,914,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended December 31, 2008
	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at September 30, 2008	9,914,122	$495,706	$22,105,024	$(8,223,283)	$14,377,447
Net loss				(166,428)	(166,428)
Shares issued under stock plans	31,350	1,568	68,969		70,537

Balance at December 31, 2008	9,945,472	$497,274	$22,173,993	$(8,389,711)	$14,281,556

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
		(Restated, see Note 2)
	2008	2007
Operating activities:
Net loss	$(166,428)	$(178,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	522,179	910,695
Depreciation and amortization	744,441	488,277
Deferred taxes	(104,678)	—
Unrealized loss on restricted investments	328,494	62,284
Changes in operating assets and liabilities:
Accounts receivable	(185,563)	(129,275)
Inventory	(10,000)	—
Income taxes receivable	(225,000)	(110,607)
Prepaid expenses and other current assets	(174,723)	(343,690)
Accounts payable and accrued expenses	352,177	(19,507)
Deferred compensation	(183,066)	65,821

Cash provided by operating activities	897,833	745,255

Investing activities:
Purchases of property and equipment	(1,287,133)	(766,781)
Increase in other assets	(180)	(9,999)
Purchase of restricted investments	(171,744)	(130,271)

Cash used in investing activities	(1,459,057)	(907,051)

Financing activities:
Net borrowings on line of credit	510,239	450,913
Principal payments on notes	(255,638)	(216,479)
Principal payments on capital lease obligations	(88,407)	(69,007)
Payments on other long-term obligations	—	(75,132)

Cash provided by financing activities	166,194	90,295

Decrease in cash and cash equivalents	(395,030)	(71,501)
Cash and cash equivalents at beginning of period	769,649	487,423

Cash and cash equivalents at end of period	$374,619	$415,922

Supplemental cash flow information:
Cash paid during the period for:
Interest	$307,401	$282,100
Income taxes	$225,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$1,070,334	$1,731,397
Issuance of common stock for compensation	$70,537	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), UCI provides nonmedical management and administrative services for a network of 67 freestanding medical centers, 66 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (43 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 20 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina).

Principles of Consolidation

The consolidated financial statements include the accounts of UCI, UCI-SC, UCI Properties, LLC (“UCI-LLC”), Doctors Care, P.A., Progressive Physical Therapy, P.A. (“PPT”), Carolina Orthopedic & Sports Medicine, P.A. (“COSM”), and Doctors Care of Tennessee, P.C. (the four together as the “P.A.” and together with UCI, UCI-SC and UCI-LLC, the “Company”). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management and administrative services agreements with the P.A.s that operate the medical practices. UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A.s at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to UCI-SC or the P.A. from such change. Because of the agreements between UCI-SC and the P.A.s, and the rights held by UCI-SC under those agreements, the financial statements of the P.A.s are consolidated with UCI, UCI-SC and UCI-LLC, in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

SFAS 165, “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 7 for management’s evaluation of subsequent events.

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

Note 2. Restatement of Previously Issued Financial Statements

The Company is restating its condensed consolidated financial statements for the quarter ended December 31, 2007. The restatements were principally related to an internal investigation (the “Investigation”) commenced by the Company’s Audit Committee on December 10, 2008. The Investigation, initially announced on December 18, 2008, was initiated due to the detection of irregularities with respect to the Company’s internal controls and improper expense reimbursements and other disbursements to Jerry F. Wells, Jr., the former Executive Vice-President of Finance, Chief Financial Officer, and Secretary of UCI Medical Affiliates, Inc. (the “former CFO” or Mr. Wells). Mr. Wells’ employment was terminated on December 17, 2008. As a result of the Investigation, on February 27, 2009, Mr. Wells executed a Confession of Judgment in favor of the Company in the amount of $2,967,382 (the “Confession Amount”) related to amounts he had embezzled in the fiscal years from 2003 through 2009.

The Confession Amount was composed of several categories of items that impact the restatements. First, certain items included in the Confession Amount were reflected as operating expenses in the Company’s consolidated financial statements at the time of Mr. Wells’ fraud; however, in the restatements, the items have been reclassified as general and administrative expenses. Similarly, the Company has determined that certain items processed by Mr. Wells which have been construed as legitimate business expenses were also improperly classified as operating expenses. These items have also been reclassified as general and administrative expenses. In addition, the former CFO classified certain fraudulent transactions as property and equipment and such transactions were included in the consolidated financial statements in the periods of and subsequent to the date of the fraud as property and equipment, net of accumulated depreciation. Restatement adjustments which impact the condensed consolidated financial statements for the quarter ended December 31, 2007, related to the fraudulent transactions and other reclassifications are set forth in Table A, below.

Table A

Restatement Adjustments Related to

Fraudulent Transactions and Reclassifications

Three Months Ended December 31, 2007
Statement of Operations Reclassifications
Fraudulent operating expenses reclassified to G&A expenses	$83,442

Non-fraudulent operating expenses reclassified to G&A expenses	29,579

Total operating expenses reclassified to G&A expenses	$113,021

Statements of Operations Adjustments
Write-off of property and equipment to G&A expense	$28,500

Reversal of depreciation expense:
Operating expenses	(16,544)
G&A expenses	(3,573)

Net effect on income before income taxes	$8,383

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

The financial accounts and transactions that affect the restatement of financial data for the three month period ended December 31, 2007 and a description of the relevant matters which were discovered pursuant to the Accounting Policy Review are summarized as follows:

Accounts Receivable and Revenues – It was determined that accounts receivable and revenues were misstated due to differences between standard fees (“Standard Fees”), upon which revenues were initially recorded and the actual amounts that were collected from payers, primarily insurance carriers (“Contracted Amounts”). The difference between the Standard Fees and Contracted Amounts are referred to as Contractual Adjustments.

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

The Company evaluated the differences between Standard Fees and Contracted Amounts since fiscal year 2001 and determined that the difference between the Standard Fees and the Contracted Amounts have increased from an insignificant amount in fiscal year 2001 to approximately 34% in fiscal year 2008. As a result, revenues and accounts receivable have been misstated over that period. The restatement adjustments related to revenues and accounts receivable associated with Contractual Adjustments in the quarter ended December 31, 2007 are set forth in Table B, below.

Table B

Restatement Adjustments Related to

Contractual Adjustments

Three Months Ended December 31, 2007
Statement of Operations Adjustments
Restatement adjustments to decrease revenues	$103,517

Capital Leases – In accordance with the Accounting Policy Review, the Company evaluated its leases for proper classification and performed classification tests as prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 13 and other relevant accounting standards. It was determined that all leases pertaining to real estate were classified as operating leases; however, the Company determined that certain real estate leases which it had entered since 2004 were not properly classified and that such leases met the criteria as set forth in SFAS No. 13 for capital lease classification. The restatement adjustments related to capital lease assets and obligations, amortization expense, interest expense and operating expenses are set forth in Table C below.

Table C

Restatement Adjustments Related to Reclassification

of Operating Leases to Capital Leases

Three Months Ended December 31, 2007
Statements of Operations Adjustments
Restatement adjustments to recognize interest expense on capital leases	$178,284

Restatement adjustments to recognize amortization expense on capital leases	94,638

Restatement adjustments to reverse rent expense	(213,343)

Net effect on income before income taxes	$59,579

Other – In accordance with the Company’s Accounting Policy Review, it evaluated certain accruals which were misstated related to salaries and payroll taxes and compensated absences, which in prior years were not considered of sufficient materiality to record. The Company elected to make the related adjustments as part of the restatements, as well as an item that affected its prepaid expense account. The restatement adjustments related to these items are set forth in Table D below.

Table D

Restatement Adjustments Related to Other Items

Three Months Ended December 31, 2007
Statements of Operations Adjustments
Restatement adjustments to increase operating expenses for other items	$394,450

Restatement adjustments to increase G&A expenses for other items	104,120

Net decrease on income before income taxes	$498,570

The restatement adjustments as described above are reflected in the consolidated financial statements for the three month period ended December 31, 2007 in accordance with the financial caption to which they pertain. Table E, below, reconciles previously reported net income and accumulated deficit to restated amounts and summarizes the above restatement adjustments applied in the determination of net income by financial statement caption.

Table E

Reconciliation of Net Income

Three Months Ended December 31, 2007
Net income, as previously reported	$229,698

Restatement adjustments:
Revenues	(103,517)
Operating expenses	(324,464)
General and administrative expenses	(242,067)

Restatement adjustments to income before income tax benefit	(670,048)

Income tax benefit restatement adjustment	261,607

Effect of restatement adjustments, after tax	(408,441)

Net loss, as restated	$(178,743)

Consolidated Statements of Income – Restatement Adjustments

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the quarter ended December 31, 2007:

	Three months ended December 31, 2007
	As Previously Reported	Restatement Adjustments	Restated

Revenues	$18,259,278	$(103,517)	$18,155,761
Operating expenses	(14,510,104)	(324,464)	(14,834,568)

Operating margin	3,749,174	(427,981)	3,321,193

General and administrative expenses	(3,368,476)	(242,067)	(3,610,543)

Income (loss) before income taxes	380,698	(670,048)	(289,350)

Income tax benefit (expense)	(151,000)	261,607	110,607

Net income (loss)	$229,698	$(408,441)	$(178,743)

Basic earnings (loss) per share	$0.02	$(0.04)	$(0.02)

Basic weighted average common shares outstanding	9,914,122	9,914,122	9,914,122

Diluted earnings (loss) per share	$0.02	$(0.04)	$(0.02)

Diluted weighted average common shares outstanding	9,914,122	9,914,122	9,914,122

NOTE 3. INVENTORY

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2008 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2007, 2006, 2005, and 2004. During the quarters ended December 31, 2008 and December 31, 2007, the Company recorded an income tax benefit of $104,689 and $110,607, respectively.

NOTE 5. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At December 31, 2008 and September 30, 2008, amounts outstanding under the line of credit were $510,239 and $0, respectively. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at December 31, 2008. Borrowings are collateralized by the Company’s accounts receivable and the maturity date of the line of credit is May 23, 2010.

At December 31, 2008, the Company had a term loan outstanding with a commercial bank in the amount of $1,388,965. The term loan was payable in monthly installments of $76,033 and was scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at December 31, 2008) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009. Accordingly, $864,050 and $524,915 of amounts due under the term loan are classified as current and long-term liabilities, respectively, at December 31, 2008. The term loan is secured by substantially all the Company’s assets.

In addition, in 2008 the Company secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At December 31, 2008, $1,400,487 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

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

During 2009, the Company failed to meet certain covenants under the term loan and the mortgage loan agreements. The loan covenants related to the maintenance of certain debt to equity ratios and the timely filing of the Company’s annual and quarterly financial information with the commercial bank during 2009. The commercial bank has waived the violation of these loan covenants.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At December 31, 2008, the outstanding balance on the mortgage loan was $682,658. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

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

NOTE 7. SUBSEQUENT EVENTS

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

On February 20, 2009, the Company’s Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in the Company’s deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. The Company does not deem the forfeiture of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes the Company under the Judgment. Rather, the Company deems such amount as being forfeited as of the date of the resolution of its Board of Directors because such credit in the deferred compensation plan had been credited to Mr. Wells under false pretenses. The amount of the liability associated with the deferred compensation plan at December 31, 2008 approximated $647,000. The liability at the date of forfeiture, the reversal of which will be recognized in the second quarter of 2009, approximated $585,000.

The Company’s efforts to collect under the Judgment from Mr. Wells continue. As of February 2010, the Company has recovered certain items of jewelry and other personal property, none of which is of significant value. Additionally, the Company has collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

Further, the Company has filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. The Company has vigorously pursued its claims under the policies and has recently received a notification from one of the insurance carriers that the carrier has accepted coverage losses under its policy, subject to certain conditions and limitations. Accordingly, the Company believes that it will recover at least a portion of its losses under the applicable insurance policy; however, the insurance carrier has not executed a definitive agreement, or made payment. Accordingly, the Company has not recognized any net receivable associated with the insurance claims.

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

Subsequent to December 31, 2008, the Company has opened four Doctors Care centers and one Physical Therapy center. All of the new centers are leased and all are located in South Carolina. In addition, the Company closed one of its centers located in Columbia, South Carolina. The terms of the leases associated with the four Doctors Care centers opened since December 31, 2008 are twenty years and all will be classified as capital leases. The aggregate amount the Company will record (at the inception of the leases) as capital lease assets and obligations under the capital leases is $3,586,682. In addition, in June 2009, the Company completed the renovation of its new corporate headquarters building which was acquired in October 2007, and relocated all of its corporate employees to the new location in Columbia, South Carolina. The Company financed the purchase and renovation of the new headquarters property and, since December 31, 2008, has incurred additional debt of approximately $1,800,000 related to the financing of the property.

In January 2009, the Company terminated its self-insured healthcare plan and entered into an insurance contract with Blue Cross Blue Shield of South Carolina (“BCBS-SC”) to cover the Company’s employees. The monthly premiums paid to BCBS-SC approximate $225,000.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we can give no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payers and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this Form 10-Q, the factors described in our 2008 10-K, including, but not limited to, those matters described under the caption “PART I – ITEM 1A. – RISK FACTORS,” and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.

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

Restatements and Related Matters

In this Form 10-Q for the quarter ended December 31, 2008, we are restating our condensed consolidated statement of operations and cash flows for the quarter ended December 31, 2007. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our 2008 10-K in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007.

The circumstances that precipitated the Investigation are more fully discussed in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements and include the following: (1) revenue recognition; (2) accounts receivable; (3) allowance for doubtful accounts; (4) consideration of impairment of intangible assets; and (5) valuation reserve on net deferred tax assets.

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payers, and others at the time we perform the services. The amount of revenue we recognize pursuant to the services we provide is subject to significant judgments and estimates. We have stated billing rates which are billed as gross revenues when services are performed. The amounts we bill are then reduced by our estimate of amounts we do not expect to collect due to discounts (“Contractual Adjustments”) that are taken by third party payers or otherwise given to patients who pay us directly. We estimate Contractual Adjustments based on the ratio of cash collected in the preceding periods to gross revenues we billed. See “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements” for a discussion of issues regarding our prior accounting for Contractual Adjustments which are reflected in the restatement adjustments to our previously issued financial data for the three month period ended December 31, 2007.

Accounts receivable -

Accounts receivable represent the net receivables we expect to collect related to the services we provide. The amount we record as net accounts receivable is subject to significant judgments and estimates. As explained in the above caption, “Revenue recognition,” the amounts we bill and record as accounts receivable are reduced by our estimate of amounts we will not collect due to Contractual Adjustments that are taken by third party payers or otherwise given to patients who pay us directly. Additionally, as explained below in the caption, “Allowance for doubtful accounts,” our accounts receivable are also reduced by our estimate of losses which may result from the inability of some of our patients or other payers to make required payments.

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our patients to make required payments. Most of our allowance for doubtful accounts relate to amounts owed to us by patients or other payers who are or become responsible for the payments associated with services we provide. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a payer that we believe might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional bad debt expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets, primarily goodwill, acquired by determining if a permanent impairment has occurred. This evaluation is done annually as of September 30th of each year or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of the business that is to be sold or otherwise disposed. At such time as impairment is determined, the intangible assets are written off during that period.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation allowance.

Comparison of the Three Month Period Ended December 31, 2008 to the Three Month Period Ended December 31, 2007

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

As more fully discussed above, our revenues and operating expenses for the three month period ended December 31, 2007 have been restated. The following table sets forth our revenues, operating expenses and operating margin for the three month periods ended December 31, 2008 and 2007.

	For the three month periods ended December 31,
	2008	2007
		(Restated)
Revenues	$18,307,786	$18,155,761
Operating Expenses	(15,418,449)	(14,834,568)

Operating Margin	$2,889,337	$3,321,193

Comparison of Revenues and Operating Expenses for the Three Month Periods Ended December 31, 2008 and 2007

We recognized revenues of $18,307,786 in the three month period ended December 31, 2008 (the first quarter of fiscal year 2009) compared to revenues of $18,155,761 in the comparable period in 2007 (the first quarter of fiscal year 2008). The overall increase in our revenues between the three month period ended December 31, 2008 compared to the same period in 2007 of $152,025, or 0.83%, was the result of the revenues contributed by the four centers we opened in fiscal year 2008 and the revenues of one center we opened in the three month period ended December 31, 2008. The center that was opened in the three month period ended December 31, 2008 contributed revenues of approximately $274,000 to total revenues. The four centers that were opened in fiscal year 2008 contributed approximately $463,000 of revenues in the three month period ended December 31, 2008 in excess of the amount of revenues the same centers contributed in the comparable period in 2007. The decrease of approximately $585,000 in revenues associated with our other centers was due to an approximate 4.3% decrease in the number of patient encounters at those centers. We believe the decrease in patient encounters primarily resulted from the general worsening economic conditions in late 2008 and increased competition.

Our operating expenses were $15,418,449 in the three month period ended December 31, 2008 compared to operating expenses of $14,834,568 in the comparable period in 2007. The increase of $583,881, or 3.94%, was due to several factors, a significant factor of which was the cost associated with the new centers that were opened in 2008. The new centers were the principal reason that salaries and benefits increased $460,966. Further the centers are leased and the leases are classified as capital leases; accordingly, depreciation and interest expense increased by $225,533 and $92,636, respectively, in the three month period ended December 31, 2008 compared to the corresponding period in 2007. Another component of the increase in operating expenses related to the accrual and recognition of certain costs we incurred of approximately $160,000 associated with the closure of one of our centers in January 2009. The increases in operating expenses were offset by reduced bad debt expense of $388,516 in the three month period ended December 31, 2008 compared to the comparable period in 2007. The decrease was a result of more aggressive collection efforts and the full migration to a new billing and receivables management system.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

As more fully discussed above, our G&A expenses for the three month period ended December 31, 2007 have been restated. The following table sets forth our G&A expenses for the three month periods ended December 31, 2008 and 2007.

	For the three month periods ended December 31,
	2008	2007
		(Restated)
General and administrative expenses	$3,160,454	$3,610,543

Comparison of G&A Expenses for the Three Month Periods Ended December 31, 2008 and 2007

Our G&A expenses were $3,160,454 in the three month period ended December 31, 2008 compared to $3,610,543 in the comparable period in 2007. The decrease of $450,089, or 12.47%, was due to several factors, the primary factor of which was the decrease in advertising expenses of $415,673. In addition, salaries and benefits classified as G&A expenses decreased by $160,663, most of which related to the termination of approximately twenty employees in the third quarter of 2008. Interest expense also decreased by $67,335. The decrease was due to the reduction in the Company’s debt on which it recognized interest expense during the period.

The overall decrease was partially offset by increases in professional fees of $183,215. The increase in professional fees was related to the investigation of our former CFO, Jerry F. Wells, Jr. The investigation is discussed in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

Moreover, G&A expenses in the three month periods ended December 31, 2008 and 2007 include $102,030, and $127,553, respectively, of fraudulent transactions related to the fraudulent conduct of our former CFO.

Comparison of Income Tax Expense for the Three Month Periods Ended December 31, 2008 and 2007

Our income tax benefit was $104,689 in the three month period ended December 31, 2008 compared to an income tax benefit of $110,607 in the comparable period in 2007. Our effective tax rates were 38.61% and 38.22%, respectively. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at December 31, 2008 and is secured by our accounts receivable. At December 31, 2008 we had $510,239 outstanding under the line of credit and at September 30, 2008, we had no outstanding borrowings under the line of credit. During the three month period ended December 31, 2008, the maximum amount outstanding under the line of credit was $1,000,000, the average amount outstanding was approximately $480,000 and we recognized interest expense of $5,127 related to the line of credit. The weighted average interest rate on the line of credit during the three month period ended December 31, 2008 was 4.25%.

At December 31, 2008, we had a term loan outstanding with a commercial bank in the amount of $1,388,721. The term loan was payable in monthly installments of $76,033 and was scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at December 31, 2008) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 we secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At December 31, 2008, $1,400,487 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 15, 2015 will be due and payable on that date.

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

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $682,902 was outstanding at December 31, 2008.

Long-term debt decreased from $3,754,139 at September 30, 2008 to $3,498,501 at December 31, 2008, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the three month period ended December 31, 2008 was $897,833 compared to $745,255 for the comparable period in 2007. In the three month periods ended December 31, 2008 and 2007, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable and depreciation and amortization. In aggregate, such non-cash charges increased cash provided by operating activities by $1,266,620 and $1,398,972 in the three month periods ended December 31, 2008 and 2007, respectively. In addition, cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses of $352,177 in the three month period ended December 31, 2008. In the three month period ended December 31, 2007, cash provided by operating activities was reduced by $19,507 due to a decrease in accounts payable and accrued expenses.

Cash used in investing activities for the three month period ended December 31, 2008 was $1,459,057 compared to $907,051 for the comparable period in 2007. In the three month period ended December 31, 2008, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment to outfit the new center we opened. In the three month period ended December 31, 2007, the primary use of cash in investing activities related to the purchase of furniture and medical equipment to outfit new centers and improvements to several of our existing centers.

Cash provided by financing activities for the three month period ended December 31, 2008 was $166,194 compared to $90,295 for the comparable period in 2007. In both periods, cash provided by financing activities was the result of borrowings under our line of credit, net of payments we made on outstanding debt, capital lease obligations and other long-term obligations.

At December 31, 2008, we had cash and cash equivalents of $374,619 compared to $769,649 at September 30, 2008, a decrease of $395,030. Our working capital was $1,837,625 at December 31, 2008 compared to $2,893,448 at September 30, 2008. The decrease in working capital of $1,055,823 during the three month period ended December 31, 2008 was primarily due to the reduction of cash of $395,030, the increase in the line of credit of $510,239 and an increase in accounts payable of $436,961.

During the three month period ended December 31, 2008, contractual obligations related to the principal component of our long-term debt decreased by $255,638. In addition, during that period we entered into a 20 year capital lease on a center under which total future payments are $2,232,000.

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

Approximately $709,000 of our debt at December 31, 2008 was subject to fixed interest rates. Approximately $3,299,000 of our debt, including amounts outstanding under our line of credit, at December 31, 2008 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2008, our interest expense on an annualized basis would increase approximately $33,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. We have $3,891,698 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at December 31, 2008 and lease agreements entered subsequent to that date. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2009, 2010, 2011 and 2012 are $262,416, $719,880, $2,125,581 and $783,821, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective. As discussed above, disclosure controls generally pertain to the reporting of financial information within the time periods specified in the SEC’s rules and forms. Due to the circumstances explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements,” we were unable to file this 10-Q on a timely basis. We believe that our inability to file this Form 10-Q on a timely basis indicates that our disclosure controls and procedures were not effective as of December 31, 2008.

In addition, because certain deficiencies involving our internal controls over financial reporting constituted material weaknesses, as discussed below, our management has concluded that our disclosure controls and procedures as of December 31, 2008 were not effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified resulted in the restatement of the previously reported financial statements included in this Form 10-Q and relate to the circumstances explained in this form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

In connection with the evaluation described above, we have identified the following material weaknesses in our internal control over financial reporting which were not remediated as of December 31, 2008:

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

•

Lack of Commitment to Competence – We believe that our former CFO was not committed to competence and he failed to supervise properly the application of our accounting policies. As a result, certain established accounting policies were not applied correctly and resulted in inaccuracies that led to the restatement of our previously issued financial information as described in this Form 10-Q.

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

Monitoring Activities

•

Failure to Adequately Monitor the Functioning of Internal Control Components – We placed reliance on Mr. Wells, during his tenure as our principal financial officer, to design and implement a self-assessment plan to monitor our internal control over financial reporting. Consistent with his failure to comply with our established standards of integrity and ethical values (see comments under the above caption, “Failure to Comply with Established Standards of Integrity and Ethical Values”), Mr. Wells failed to design and implement an adequate and comprehensive self-assessment plan and program and falsely reported the status of our internal controls, including our monitoring program, to our Audit Committee. As a result, we failed to detect Mr. Wells’ embezzlement and failed to identify other deficiencies in our internal control over financial reporting that contributed in part to the restatement of our financial information as described in this Form 10-Q.

Changes in Internal Control over Financial Reporting

Although there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, as discussed above, we detected material weaknesses in our internal control over financial reporting immediately prior to December 31, 2008 that materially affected our internal control over financial reporting during the quarter ended December 31, 2008 and in previous periods, and to a lesser extent in periods subsequent to December 31, 2008. As discussed below, we have implemented remedial measures.

Remedial Measures

We have devoted substantial resources to improving our internal control over financial reporting in order to remediate the material weaknesses disclosed herein. We also are committed to achieving and maintaining a strong control environment, as well as setting an overall tone within our Company that encourages and empowers our employees to act in accordance with the highest standards of honest and ethical conduct. Moreover, we believe that any system of internal control requires active and continual management and we expect to further improve our internal control over financial reporting in the future. The following are measures we have taken to improve our internal control over financial reporting:

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

•

Our executive management has met with each member (individually and as a group) of our accounting and finance staff (“Financial Staff”) and emphasized our commitment to the highest levels of ethics and integrity. Additionally, we have developed a formal “Code of Ethics for Financial Staff” which is consistent with our “Senior Financial Officer Code of Ethics” and which supports our executive management’s emphasis of promoting the highest levels of ethics and integrity. The Code of Ethics for Financial Staff, among other things, specifies that our Financial Staff are expected to:

•	Act with honesty and integrity.

•	Avoid conflicts of interest.

•	Comply with laws, rules and applicable regulations.

•	Act with due care, competence and diligence and not allow independent judgment to be subordinated.

•	Share knowledge and maintain skills necessary and relevant to our needs.

•	Proactively promote ethical and honest behavior.

•	Assure responsible use and control of our assets and resources.

•	Report violations of the Code of Ethics for Financial Staff to executive management, or if such violation involves executive management, to the Chairman of our Audit Committee.

Risk Assessment and Control Activities

•

In conjunction with our Audit Committee’s Investigation of the fraudulent activities of Mr. Wells, our Audit Committee also directed our new Chief Financial Officer (“New CFO”) to review the Company’s critical accounting policies (“Accounting Policy Review”) and to determine the proper application of those policies. In accordance with the Accounting Policy Review we found that there were additional material weaknesses in our internal control over financial reporting and, as described above, such weaknesses, in part, caused the restatement of our previously issued financial statements as described in this Form 10-Q.

As part of the Accounting Policy Review we identified the key risks to the achievement of our financial reporting objectives and have implemented certain additional control activities, the most significant of which are as follows:

•

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

•

Control activities related to other employee expense reimbursement requests and invoice processing have also been expanded to include at least two levels of review before we disburse funds for payment.

•

All check requests and invoices submitted by executive management now require two approval signatures. Invoices approved by our CEO are also approved by our New CFO. Invoices approved by our New CFO are also approved by our CEO or Controller, depending on the nature of the item (i.e. routine invoices are approved by our New CFO and then the Controller).

•

Our New CFO is now directly and integrally involved in our closing processes and we have improved our analysis and investigation of variances in our revenues and expenses and the formulation of our estimates.

•	All leases which we enter are evaluated and tested on a timely basis for proper classification.

•

Contractual adjustments are evaluated on a timely basis and we have developed procedures and processes to refine our estimates of the timing of the adjustments related to the recognition of revenues and valuation of accounts receivable.

•

Other control activities have been implemented that generally involve: the timely analysis of the adequacy of our allowance for doubtful accounts; additional management review of expense accruals and other asset and liability accounts for proper classification and valuation; and, enhanced reconciliation procedures of certain accounts, including accounts affected by our recognition of income tax expense or benefit.

Monitoring Activities

•	We have hired an additional resource, a certified public accountant, who will perform financial and operational audits, including the testing of our internal control over financial reporting.

•

Our New CFO is integrally involved in and closely monitors our financial and accounting operations, including the preparation of our financial statements. Our New CFO also closely supervises the identification and resolution of accounting matters and issues and timely reviews our cash operations, including our disbursements.

Notwithstanding our conclusion concerning the ineffectiveness of our disclosure controls and procedures and the material weaknesses we have identified in our internal control over financial reporting, as discussed above, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America. Such belief is based on a number of factors, including the completion and results of our Audit Committee’s Investigation, our internal review that identified revisions to our previously issued financial statements, our efforts to remediate the material weaknesses in internal control over financial reporting, as described below, and the performance of additional procedures by our management designed to ensure the reliability of our financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

We are a party to certain litigation that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business, results of operations or financial condition.

Item 1A	Risk Factors

Information regarding risk factors appears in Part I - Item 1A - Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2008. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3	Defaults upon Senior Securities

This item is not applicable.

Item 4	Reserved

Item 5	Other Information

This item is not applicable.

Item 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UCI Medical Affiliates, Inc.
(Registrant)

/s/ D. Michael Stout, M.D.	/s/ Joseph A. Boyle
D. Michael Stout, M.D.	Joseph A. Boyle
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date: March 12, 2010