Form 10-Q
period 2009-03-31
UCI MEDICAL AFFILIATES INC
filed 2010-03-12
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

UCI MEDICAL AFFILIATES, INC.

EXPLANATORY NOTE

In this report on Form 10-Q for the quarter ended March 31, 2009 (this “Form 10-Q”), we are restating our condensed consolidated statement of operations for the three and six month periods ended March 31, 2008 and related statement of cash flows for the six month period ended March 31, 2008. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our Annual Report on Form 10-K for the year ended September 30, 2008 (the “2008 10-K”) in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007. In addition, our 2008 10-K included restated unaudited quarterly financial information for the first three quarters in the fiscal year ended September 30, 2008 under the caption, “PART II – ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTE 13.”

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2009	September 30, 2008
Assets
Current Assets
Cash	$1,977,762	$769,649
Accounts receivable, net of allowance for doubtful accounts of $1,387,180 and $2,872,119	5,925,975	6,186,375
Inventory	965,892	955,892
Income taxes receivable	411,948	186,948
Deferred taxes	2,563,321	3,310,902
Prepaid expenses and other current assets	597,040	380,703

Total current assets	12,441,938	11,790,469

Property and equipment, less accumulated depreciation of $14,728,506 and $13,622,353	12,840,675	10,935,156
Leased property under capital leases, less accumulated amortization of $1,529,917 and $1,200,660	11,215,807	9,334,040
Deferred taxes	7,357	124,757
Restricted investments	1,521,461	1,906,143
Goodwill, less accumulated amortization of $2,493,255 and $2,451,814	3,350,501	3,391,942
Other assets	292,007	56,734

Total Assets	$41,669,746	$37,539,241

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$894,558	$944,528
Obligations under capital leases	357,587	349,738
Accounts payable	592,996	427,850
Payable to patients and insurance carriers	2,326,946	2,215,638
Accrued salaries and payroll taxes	3,234,436	3,127,691
Accrued compensated absences	718,025	538,392
Other accrued liabilities	1,435,880	1,293,184

Total current liabilities	9,560,428	8,897,021

Long-term liabilities
Deferred compensation liability	1,254,476	2,020,484
Long-term debt, net of current portion	3,575,197	2,809,611
Obligations under capital leases	11,456,318	9,434,678

Total long-term liabilities	16,285,991	14,264,773

Total Liabilities	25,846,419	23,161,794

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued and outstanding - 9,945,472 and 9,914,122 shares	497,275	495,706
Paid-in capital	22,173,992	22,105,024
Accumulated deficit	(6,847,940)	(8,223,283)

Total Stockholders’ Equity	15,823,327	14,377,447

Total Liabilities and Stockholders’ Equity	$41,669,746	$37,539,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
		(Restated, see Note 2)		(Restated, see Note 2)
	2009	2008	2009	2008

Revenues	$20,544,839	$21,230,753	$38,852,625	$39,386,514
Operating expenses	(15,539,153)	(16,178,125)	(30,957,602)	(31,012,693)

Operating margin	5,005,686	5,052,628	7,895,023	8,373,821

General and administrative expenses	(3,079,675)	(3,605,747)	(6,240,129)	(7,216,290)

Income from operations	1,926,011	1,446,881	1,654,894	1,157,531

Recovery of misappropriation loss	585,422	—	585,422	—

Income before income taxes	2,511,433	1,446,881	2,240,316	1,157,531

Income tax expense	(969,662)	(553,085)	(864,973)	(442,478)

Net Income	$1,541,771	$893,796	$1,375,343	$715,053

Basic earnings per share	$0.16	$0.09	$0.14	$0.07

Basic weighted average shares outstanding	9,945,472	9,914,122	9,944,611	9,914,122

Diluted earnings per share	$0.16	$0.09	$0.14	$0.07

Diluted weighted average shares outstanding	9,945,472	9,914,122	9,944,611	9,914,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement Of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended March 31, 2009
	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2008	9,914,122	$495,706	$22,105,024	$(8,223,283)	$14,377,447
Net income				1,375,343	1,375,343
Shares issued under stock plans	31,350	1,568	68,969		70,537

Balance at March 31, 2009	9,945,472	$497,274	$22,173,993	$(6,847,940)	$15,823,327

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2009	(Restated, see Note 2) 2008
Operating activities:
Net income	$1,375,343	$715,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,121,668	1,750,727
Depreciation and amortization	1,477,347	1,018,001
Deferred taxes	864,981	—
Unrealized loss on restricted investments	397,282	252,864
Changes in operating assets and liabilities:
Accounts receivable	(861,268)	(1,076,549)
Inventory	(10,000)	—
Income taxes receivable	(225,000)	958,100
Income taxes payable	—	234,378
Prepaid expenses and other current assets	(216,337)	(315,881)
Accounts payable and accrued expenses	776,065	(746,740)
Deferred compensation	(766,008)	(11,073)

Cash provided by operating activities	3,934,073	2,778,880

Investing activities:
Purchases of property and equipment	(3,012,179)	(1,326,925)
Increase in other assets	(180)	(9,999)
Purchase of restricted investments	(247,693)	(233,883)

Cash used in investing activities	(3,260,052)	(1,570,807)

Financing activities:
Net payments on line of credit	—	(400,331)
Proceeds from borrowings on notes	1,222,227	—
Principal payments on notes	(506,611)	(443,272)
Principal payments on capital lease obligations	(181,524)	(145,125)
Payments on other long-term obligations	—	(96,511)

Cash provided by (used in) financing activities	534,092	(1,085,239)

Increase in cash and cash equivalents	1,208,113	122,834
Cash and cash equivalents at beginning of period	769,649	487,423

Cash and cash equivalents at end of period	$1,977,762	$610,257

Supplemental cash flow information:
Cash paid during the period for:
Interest	$607,738	$607,696
Income taxes	$225,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$2,211,013	$3,261,481
Issuance of common stock for compensation	$70,537	$—
Transfer of restricted investments to other assets	$235,093	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

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

Principles of Consolidation

The consolidated financial statements include the accounts of UCI, UCI-SC, UCI Properties, LLC (“UCI-LLC”), Doctors Care, P.A., Progressive Physical Therapy, P.A. (“PPT”), Carolina Orthopedic & Sports Medicine, P.A. (“COSM”), and Doctors Care of Tennessee, P.C. (the four together as the “P.A.” and together with UCI, UCI-SC and UCI-LLC, the “Company”). Because of the corporate practice of medicine laws in the states in which the Company operates, the Company does not own medical practices but instead enters into exclusive long-term management and administrative services agreements with the P.A.s that operate the medical practices. UCI-SC, in its sole discretion, can effect a change in the nominee shareholder of each of the P.A.s at any time for a payment of $100 from the new nominee shareholder to the old nominee shareholder, with no limits placed on the identity of any new nominee shareholder and no adverse impact resulting to UCI-SC or the P.A. from such change. Because of the agreements between UCI-SC and the P.A.s, and the rights held by UCI-SC under those agreements, the financial statements of the P.A.s are consolidated with UCI, UCI-SC and UCI-LLC in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions are eliminated in consolidation, including management fees.

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

SFAS 165, “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 8 for management’s evaluation of subsequent events.

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

Note 2. Restatement of Previously Issued Financial Statements

The Company is restating its condensed consolidated financial statements for the three and six month periods ended March 31, 2008. The restatements were principally related to an internal investigation (the “Investigation”) commenced by the Company’s Audit Committee on December 10, 2008. The Investigation, initially announced on December 18, 2008, was initiated due to the detection of irregularities with respect to the Company’s internal controls and improper expense reimbursements and other disbursements to Jerry F. Wells, Jr., the former Executive Vice-President of Finance, Chief Financial Officer, and Secretary of UCI Medical Affiliates, Inc. (the “former CFO” or Mr. Wells). Mr. Wells’ employment was terminated on December 17, 2008. As a result of the Investigation, on February 27, 2009, Mr. Wells executed a Confession of Judgment in favor of the Company in the amount of $2,967,382 (the “Confession Amount”) related to amounts he had embezzled in the fiscal years from 2003 through 2009.

The Confession Amount was composed of several categories of items that impact the restatements. First, certain items included in the Confession Amount were reflected as operating expenses in the Company’s consolidated financial statements at the time of Mr. Wells’ fraud; however, in the restatements, the items have been reclassified as general and administrative expenses. Similarly, the Company has determined that certain items processed by Mr. Wells which have been construed as legitimate business expenses were also improperly classified as operating expenses. These items have also been reclassified as general and administrative expenses. In addition, the former CFO classified certain fraudulent transactions as property and equipment and such transactions were included in the consolidated financial statements in the periods of and subsequent to the date of the fraud as property and equipment, net of accumulated depreciation. Restatement adjustments which impact the condensed consolidated financial statements for the three and six month periods ended March 31, 2008, related to the fraudulent transactions and other reclassifications are set forth in Table A, below.

Table A

Restatement Adjustments Related to

Fraudulent Transactions and Reclassifications

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Statements of Operations Reclassifications
Fraudulent operating expenses reclassified to G&A expenses	$113,050	$196,492

Non-fraudulent operating expenses reclassified to G&A expenses	17,046	46,625

Total operating expenses reclassified to G&A expenses	$130,096	$243,117

Statements of Operations Adjustments

Write-off of property and equipment to G&A expense	$17,101	$45,601

Reversal of depreciation expense:
Operating expenses	(16,904)	(33,448)
G&A expenses	(3,727)	(7,301)

Net effect on income before income taxes	$(3,530)	$4,852

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

The financial accounts and transactions that affect the restatement of financial data for the three and six month periods ended March 31, 2008 and a description of the relevant matters which were discovered pursuant to the Accounting Policy Review are summarized as follows:

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

The Company evaluated the differences between Standard Fees and Contracted Amounts since fiscal year 2001 and determined that the difference between the Standard Fees and the Contracted Amounts have increased from an insignificant amount in fiscal year 2001 to approximately 34% in fiscal year 2008. As a result, revenues and accounts receivable have been misstated over that period. The restatement adjustments related to revenues and accounts receivable associated with Contractual Adjustments in the three and six months ended March 31, 2008 are set forth in Table B, below.

Table B

Restatement Adjustments Related to

Contractual Adjustments

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Statements of Operations Adjustments
Restatement adjustments to increase revenues	$338,930	$235,413

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

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Statements of Operations Adjustments

Restatement adjustments to recognize interest expense on capital leases	$226,627	$404,911

Restatement adjustments to recognize amortization expense on capital leases	115,726	210,364

Restatement adjustments to reverse rent expense	(267,934)	(481,277)

Net effect on income before income taxes	$74,419	$133,998

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

Table D

Restatement Adjustments Related to Other Items

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Statements of Operations Adjustments

Restatement adjustments to increase (decrease) operating expenses for other items	$(225,803)	$168,647

Restatement adjustments to decrease G&A expenses for other items	(109,310)	(5,190)

Net effect on income before income taxes - (increase) decrease	$(335,113)	$163,457

The restatement adjustments as described above are reflected in the consolidated financial statements for the three and six month periods ended March 31, 2008 in accordance with the financial caption to which they pertain. Table E, below, reconciles previously reported net income and accumulated deficit to restated amounts and summarizes the above restatement adjustments applied in the determination of net income by financial statement caption.

Table E

Reconciliation of Net Income

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Net income, as previously reported	$507,874	$737,572

Restatement adjustments:
Revenues	338,930	235,413
Operating expenses	298,384	(26,080)
General and administrative expenses	(34,160)	(276,227)

Restatement adjustments to income before income tax benefit (expense)	603,154	(66,894)
Income tax benefit (expense) restatement adjustments	(217,232)	44,375

Effect of restatement adjustments, after tax	385,922	(22,519)

Net income, as restated	$893,796	$715,053

Consolidated Statements of Operations – Restatement Adjustments

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statement of operations for the three and six month periods ended March 31, 2008:

	Three months ended March 31, 2008			Six months ended March 31, 2008
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Revenues	$20,891,823	$338,930	$21,230,753	$39,151,101	$235,413	$39,386,514
Operating expenses	(16,476,509)	298,384	(16,178,125)	(30,986,613)	(26,080)	(31,012,693)

Operating margin	4,415,314	637,314	5,052,628	8,164,488	209,333	8,373,821

General and administrative expenses	(3,571,587)	(34,160)	(3,605,747)	(6,940,063)	(276,227)	(7,216,290)

Income before income taxes	843,727	603,154	1,446,881	1,224,425	(66,894)	1,157,531

Income tax benefit (expense)	(335,853)	(217,232)	(553,085)	(486,853)	44,375	(442,478)

Net income (loss)	$507,874	$385,922	$893,796	$737,572	$(22,519)	$715,053

Basic earnings per share	$0.05	$0.04	$0.09	$0.07	$—	$0.07

Basic weighted average common shares outstanding	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122

Diluted earnings per share	$0.05	$0.04	$0.09	$0.07	$—	$0.07

Diluted weighted average common shares outstanding	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122

NOTE 3. INVENTORY

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2008 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2007, 2006, 2005, and 2004. During the three and six month periods ended March 31, 2009, the Company recorded income tax expense of $969,662 and $864,973, respectively, as compared to the $553,085 and $442,478, for the three and six month periods ended March 31, 2008, respectively.

NOTE 5. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At March 31, 2009 and September 30, 2008, there were no amounts outstanding under the line of credit. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at March 31, 2009. Borrowings are collateralized by the Company’s accounts receivable and the maturity date of the line of credit is May 23, 2010.

At March 31, 2009, the Company had a term loan outstanding with a commercial bank in the amount of $1,171,935. The term loan was payable in monthly installments of $76,033 and was scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at March 31, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009. Accordingly, $843,726 and $328,209 of amounts due under the term loan are classified as current and long-term liabilities, respectively, at March 31, 2009. The term loan is secured by substantially all the Company’s assets.

In addition, in 2008 the Company secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At March 31, 2009, $2,622,714 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

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

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At March 31, 2009, the outstanding balance on the mortgage loan was $675,106. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

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

NOTE 7. RECOVERY OF MISAPPROPRIATION LOSSES

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

On February 20, 2009, the Company’s Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in the Company’s deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. The Company does not deem the forfeiture of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes the Company under the Judgment. Rather, the Company deems such amount as being forfeited as of the date of the resolution of its Board of Directors because such credit in the deferred compensation plan had been credited to Mr. Wells under false pretenses. The amount of the liability associated with the deferred compensation plan at the time of forfeiture was $585,422. Such amount was recognized in the three month period ended March 31, 2009.

The Company’s efforts to collect under the Judgment from Mr. Wells continue. As of February 2010, the Company has recovered certain items of jewelry and other personal property, none of which is of significant value. Additionally, subsequent to March 31, 2009, the Company has collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

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

NOTE 8. SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company has opened three Doctors Care centers. All of the new centers are leased and all are located in South Carolina. The terms of the leases associated with the new centers are twenty years and all will be classified as capital leases. The aggregate amount the Company will record (at the inception of the leases) as capital lease assets and obligations under the capital leases is $2,446,003. In addition, in June 2009, the Company completed the renovation of its new corporate headquarters building which was acquired in October 2007, and relocated all of its corporate employees to the new location in Columbia, South Carolina. The Company financed the purchase and renovation of the new headquarters property and, since March 31, 2009, has incurred additional debt of approximately $574,000 related to the financing of the property.

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

Restatements and Related Matters

In this Form 10-Q for the quarter ended March 31, 2009, we are restating our condensed consolidated statement of operations for the three and six month periods ended March 31, 2008 and the related statement of cash flows for the six month period ended March 31, 2008. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our 2008 10-K in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007.

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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payers, and others at the time we perform the services. The amount of revenue we recognize pursuant to the services we provide is subject to significant judgments and estimates. We have stated billing rates which are billed as gross revenues when services are performed. The amounts we bill are then reduced by our estimate of amounts we do not expect to collect due to discounts (“Contractual Adjustments”) that are taken by third party payers or otherwise given to patients who pay us directly. We estimate Contractual Adjustments based on the ratio of cash collected in the preceding periods to gross revenues we billed. See “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements” for a discussion of issues regarding our prior accounting for Contractual Adjustments which are reflected in the restatement adjustments to our previously issued financial data for the three and six month periods ended March 31, 2008.

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

Comparison of the Three and Six Month Periods Ended March 31, 2009 to the Three and Six Month Periods Ended March 31, 2008

Revenues and Operating Expenses

Our revenues are derived from the medical services we provide to our patients. Amounts we earn as revenues are paid by our patients or collected from third-party payers, including insurance carriers, employers or other third-parties. Our revenues are affected by a number of different factors, including increases or decreases in reimbursement rates from third-party payers, the mix of our patients between the nature of the payment source, competitive factors, the severity of seasonal illnesses, the general economic environment and most importantly, the new centers we open in the current and preceding year.

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

As more fully discussed above, our revenues and operating expenses for the three and six month periods ended March 31, 2008 have been restated. The following table sets forth our revenues, operating expenses and operating margin for the three and six month periods ended March 31, 2009 and 2008.

	For the three month periods ended March 31,		For the six month periods ended March 31,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues	$20,544,839	$21,230,753	$38,852,625	$39,386,514
Operating Expenses	(15,539,153)	(16,178,125)	(30,957,602)	(31,012,693)

Operating Margin	$5,005,686	$5,052,628	$7,895,023	$8,373,821

Comparison of Revenues and Operating Expenses for the Three and Six Month Periods Ended March 31, 2009 and 2008

We recognized revenues of $20,544,839 and $38,852,625 in the three and six month periods ended March 31, 2009, respectively, compared to revenues of $21,230,753 and $39,386,514 in the same periods in 2008. The overall decrease in our revenues between the three and six month periods ended March 31, 2009 compared to the same periods in 2008 of $685,914, or 3.23%, and $533,889, or 1.36%, respectively, was the result of several factors. First, seasonal factors, primarily related to the severity and duration of seasonal flu, positively affected our revenues to a greater extent in the three month period ended March 31, 2008 compared to the same period in 2009. Patient encounters in the three month period March 31, 2008 exceeded patient encounters in the same period in 2009 by 4.76%. Our revenues for the six month period ended March 31, 2008 were positively affected by the same seasonal factors. Patient encounters in the six month period March 31, 2008 exceeded patient encounters in the same period in 2009 by 2.34%.

In addition, we opened a Doctors Care center during the first quarter of 2009 and a Doctors Care and a physical therapy center during the second quarter of 2009. We opened the Doctors Care center late in March 2009, and the center had an insignificant effect on our operations during the quarter. During that same period, we closed one Doctors Care center. In 2008, we opened two Doctors Care centers and two physical therapy centers. The centers we opened during the first and second quarters of 2009, contributed revenues of approximately $581,000 and $856,000 in the three and six month periods ended March 31, 2009, respectively. The centers we opened during fiscal year 2008 contributed revenues of approximately $328,000 and $791,000 in the three and six month periods ended March 31, 2009, respectively, in excess of the revenues the centers contributed in the same periods in 2008. Accordingly, the decrease in our revenues associated with our centers that were in operation prior to fiscal year 2008 was approximately $1,595,000 and $2,181,000, in the three and six month periods ended March 31, 2009, respectively, compared to the same periods in 2008.

The decrease in our revenues associated with our centers that were in operation prior to fiscal year 2008 was the result of several factors. First, revenues in the three and six month periods ended March 31, 2008 included revenues of approximately $261,000 and $510,000, respectively, associated with the center we closed in January 2009. In addition, patient encounters related to centers that were in operation prior to fiscal year 2008 decreased by 8.95% and 5.93% in the three and six month periods ended March 31, 2009, compared to the same period in 2008. We believe the decrease in patient encounters is due to a combination of factors, including, the closure of the center in January 2009, the unusual severity and duration of the seasonal flu in second quarter of 2008 compared to the second quarter of 2009, the general worsening economic conditions in late 2008 and increased competition.

Our operating expenses were $15,539,153 and $30,957,602 in the three and six month periods ended March 31, 2009, respectively, compared to operating expenses of $16,178,125 and $31,012,693 in the same periods in 2008. The decrease of $638,972, or 3.95%, in the three month period ended March 31, 2009 compared to the same period in 2008 was due to several factors. Operating expenses associated with the center we closed in January 2009 were approximately $240,000 in the three month period ended March 31, 2008. We incurred no significant operating expenses related to the center in the same period in 2009. Additionally, certain operating expenses were higher in the second quarter of 2008 compared to the second quarter of 2009 as a result of the unusual severity and duration of the seasonal flu during the second quarter of 2008. Specifically, salaries and benefits and medical supplies were higher by $424,789 and $169,992, respectively, in the second quarter of 2008 compared to the same period in 2009. In addition, bad debt expense decreased by $240,544 in the three month period ended March 31, 2009 compared to the same period in 2008 as a result of more aggressive collection efforts and the full migration to a new billing and receivables management system. The overall decrease in our operating expenses in the three month period ended March 31, 2009 compared to the same period in 2008 was offset by increased depreciation and interest expense of $156,808 and $53,410, respectively, related to capital leases on the new centers we opened in 2008.

Our operating expenses decreased by $55,091 in the six month period ended March 31, 2009 compared to the same period in 2008. The decrease in salaries and benefits during the second quarter of 2009 compared to the second quarter of 2008, as explained above, was offset during the six month period by other increases related primarily to the addition of the two Doctors Care centers and two physical therapy centers we opened in 2008. In the six month period ended March 31, 2009, medical supplies and bad debt expense decreased by $237,297 and $629,060, respectively, compared to the same period in 2008. These decreases were offset by increases in depreciation and interest expense of $382,341 and $146,046, respectively, in the six month period ended March 31, 2009 compared to the same period in 2008, primarily related to capital leases. These fluctuations are related to the same factors discussed in the preceding paragraph.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

As more fully discussed above, our G&A expenses for the three and six month periods ended March 31, 2008 have been restated. The following table sets forth our G&A expenses for the three and six month periods ended March 31, 2009 and 2008.

	For the three month periods ended March 31,		For the six month periods ended March 31,
	2009	2008	2009	2008
		(Restated)		(Restated)
General and administrative expenses	$3,079,675	$3,605,747	$6,240,129	$7,216,290

Comparison of G&A Expenses for the Three and Six Month Periods Ended March 31, 2009 and 2008

Our G&A expenses were $3,079,675 and $6,240,129 in the three and six month periods ended March 31, 2009 compared to $3,605,747 and $7,216,290 in the same periods in 2008. The overall decrease in our G&A expenses between the three and six month periods ended March 31, 2009 compared to the same periods in 2008 of $526,072, or 14.6%, and $976,161, or 13.5%, respectively, was the result of several factors, a significant factor of which was a decrease in advertising expenses of $289,119 and $704,791 in the three and six month periods ended March 31, 2009, respectively, compared to the same periods in 2008. In addition, salaries and benefits expenses decreased by $272,329 and $432,992 in the three and six month periods ended March 31, 2009, respectively, compared to the same periods in 2008, most of which related to the termination of approximately twenty employees in the third quarter of 2008. Interest expense decreased by $78,669 and $146,004 and misappropriation losses decreased by $136,242 and $161,765 in the three and six month periods ended March 31, 2009, respectively, compared to the same periods in 2008. The decrease in interest expense was due to the reduction in our debt on which we recognized interest expense during the three and six month periods ended March 31, 2009.

The overall decrease was offset by increases in professional fees of $305,719 and $488,934 in the three and six month periods ended March 31, 2009, respectively, compared to the same periods in 2008. The increase in professional fees was related to the investigation of our former CFO, Jerry F. Wells, Jr. The investigation is discussed in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

Moreover, G&A expenses in the three month period ended March 31, 2008 include $136,242 of fraudulent transactions related to the fraudulent conduct of our former CFO. Mr. Wells’ employment was terminated in December 2008, and, accordingly no fraudulent transactions occurred in the three month period ended March 31, 2009. During the six month periods ended March 31, 2009 and 2008, G&A expenses include fraudulent transactions of $102,030 and $263,795, respectively.

Recovery of Misappropriation Loss

As more fully explained under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements,” on December 10, 2008, the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) commenced an internal investigation (the “Investigation”) of certain accounting irregularities with respect to its internal controls and improper expense reimbursements to Jerry F. Wells, Jr., the Company’s former Executive Vice-President of Finance, Chief Financial Officer, and Secretary. As a result of the Investigation, on February 27, 2009, Mr. Wells executed a Confession of Judgment (the “Judgment”) in favor of the Company in the amount of Two Million Nine Hundred Sixty-Seven Thousand Three Hundred and Eighty-Two ($2,967,382) Dollars.

As discussed under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 7. Recovery of Misappropriation Losses,” during the quarter ended March 31, 2009, we recognized $585,422, the amount of the liability associated with Mr. Wells’ interest in our deferred compensation plan at the time such interest was forfeited.

Comparison of Income Tax Expense for the Three and Six Month Periods Ended March 31, 2009 and 2008

Our income tax expense was $969,662 and $864,973 in the three and six month periods ended March 31, 2009, respectively, compared to an income tax expense of $553,085 and $442,478 in the comparable periods in 2008. Our effective tax rates were 38.61% the three and six month periods ended March 31, 2009 and 38.22% in the comparable periods in 2008. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at March 31, 2009 and is secured by our accounts receivable. At March 31, 2009 and September 30, 2008, we had no outstanding borrowings under the line of credit. During the three and six month periods ended March 31, 2009, the maximum amount outstanding under the line of credit was $702,546 and $1,000,000, respectively, the average amount outstanding during both periods approximated $482,000 and we recognized interest expense of $3,919 and $9,046, respectively related to the line of credit. The weighted average interest rate on the line of credit during the three and six month periods ended March 31, 2009 was 3.25% and 3.75%, respectively.

At March 31, 2009, we had a term loan outstanding with a commercial bank in the amount of $1,171,935. The term loan was payable in monthly installments of $76,033 and was scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at March 31, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 we secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At March 31, 2009, $2,622,714 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 15, 2015 will be due and payable on that date.

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

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $675,106 was outstanding at March 31, 2009.

Long-term debt increased from $3,754,139 at September 30, 2008 to $4,469,755 at March 31, 2009, due to additional borrowings under the mortgage loan agreement, net of regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the six month period ended March 31, 2009 was $3,934,073 compared to $2,778,880 for the comparable period in 2008. In the six month periods ended March 31, 2009 and 2008, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $3,463,996 and $2,768,728 in the six month periods ended March 31, 2009 and 2008, respectively. Cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses of $776,065 in the six month period ended March 31, 2009. In addition, cash provided by operating activities was reduced by increases in accounts receivable, inventory, income taxes receivable, prepaid expenses and other current assets and a reduction in our deferred compensation liability. In aggregate these items reduced cash provided by operations by $2,078,613. In the six month period ended March 31, 2008, cash provided by operating activities was reduced by an aggregate amount of $2,139,170 due to increases in accounts receivable, prepaid expenses and other current assets and decreases in accounts payable and accrued expenses. In the six month period ended March 31, 2008, cash provided by operating activities was increased by an aggregate amount of $1,192,478 due to changes in income taxes receivable and payable.

Cash used in investing activities for the six month period ended March 31, 2009 was $3,260,052 compared to $1,570,807 for the comparable period in 2008. In the six month periods ended March 31, 2009 and 2008, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment to outfit the new centers we opened in the six month period ended March 31, 2009. In the six month period ended March 31, 2008, the primary use of cash in investing activities related to the purchase of furniture and medical equipment to outfit new centers and improvements to several of our existing centers.

Cash provided by financing activities for the six month period ended March 31, 2009 was $534,092. In the six month period ended March 31, 2009 proceeds from borrowings, related to draws on the mortgage loan associated with the renovation of our corporate headquarters building, were $1,222,227. During that period we paid $506,611 and $181,524 in payments related to other long-term debt and capital lease obligations, respectively. Cash used by financing activities for the six month period ended March 31, 2008 was $1,085,239. In the six month period ended March 31, 2008 we reduced amounts outstanding under our line of credit by $400,331. During that period we paid $443,272 and $145,125 in payments related to other long-term debt and capital lease obligations, respectively.

At March 31, 2009, we had cash and cash equivalents of $1,977,762 compared to $769,649 at September 30, 2008, an increase of $1,208,113. Our working capital was $2,881,510 at March 31, 2009 compared to $2,893,448 at September 30, 2008.

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

Approximately $675,000 of our debt at March 31, 2009 was subject to fixed interest rates. Approximately $3,794,000 of our debt at March 31, 2009 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2009, our interest expense on an annualized basis would increase approximately $38,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. We have $3,891,698 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at March 31, 2009 and lease agreements entered subsequent to that date. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2009, 2010, 2011 and 2012 are $262,416, $719,880, $2,125,581 and $783,821, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that the disclosure controls and procedures were not effective. As discussed above, disclosure controls generally pertain to the reporting of financial information within the time periods specified in the SEC’s rules and forms. Due to the circumstances explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements,” we were unable to file this 10-Q on a timely basis. We believe that our inability to file this Form 10-Q on a timely basis indicates that our disclosure controls and procedures were not effective as of March 31, 2009.

In addition, because certain deficiencies involving our internal controls over financial reporting constituted material weaknesses, as discussed below, our management has concluded that our disclosure controls and procedures as of March 31, 2009 were not effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified resulted in the restatement of the previously reported financial statements included in this Form 10-Q and relate to the circumstances explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

In connection with the evaluation described above, we have identified the following material weaknesses in our internal control over financial reporting which were not remediated as of March 31, 2009:

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

Monitoring Activities

•

Failure to Adequately Monitor the Functioning of Internal Control Components – We placed reliance on our former CFO to design and implement a self-assessment plan to monitor our internal control over financial reporting. Consistent with his failure to comply with our established standards of integrity and ethical values he failed to design and implement an adequate and comprehensive self-assessment plan and program and falsely reported the status of our internal controls, including our monitoring program, to our Audit Committee. As a result, we failed to detect our former CFO’s embezzlement and failed to identify other deficiencies in our internal control over financial reporting that contributed in part to the restatement of our financial information as described in this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009. Generally, such changes were related to the remediation of certain other material weakness in our internal control over financial reporting that we reported in our 2008 Annual Report on Form 10-K. The remedial measures we have subsequently taken related to the material weaknesses in our internal control over financial reporting that were not remediated as of March 31, 2009, as discussed above, are described below:

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

Risk Assessment and Control Activities

•

Our new Chief Financial Officer (“New CFO”) has reviewed our critical accounting policies (“Accounting Policy Review”) and a determination of the proper application of those policies has been made. As part of the Accounting Policy Review we identified the key risks to the achievement of our financial reporting objectives and have implemented certain additional control activities, the most significant of which are as follows:

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

Notwithstanding our conclusion concerning the ineffectiveness of our disclosure controls and procedures and the material weaknesses we have identified in our internal control over financial reporting, as discussed above, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America. Such belief is based on a number of factors, including the completion and results of our Audit Committee’s Investigation, our internal review that identified revisions to our previously issued financial statements, our efforts to remediate the material weaknesses in internal control over financial reporting, as described above, and the performance of additional procedures by our management designed to ensure the reliability of our financial reporting.

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