Form 10-Q
period 2009-06-30
UCI MEDICAL AFFILIATES INC
filed 2010-03-12
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

UCI MEDICAL AFFILIATES, INC.

EXPLANATORY NOTE

In this report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”), we are restating our condensed consolidated statement of operations for the three and nine month periods ended June 30, 2008 and related statement of cash flows for the nine month period ended June 30, 2008. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our Annual Report on Form 10-K for the year ended September 30, 2008 (the “2008 10-K”) in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007. In addition, our 2008 10-K included restated unaudited quarterly financial information for the first three quarters in the fiscal year ended September 30, 2008 under the caption, “PART II – ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTE 13.”

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited) June 30, 2009	September 30, 2008
Assets
Current Assets
Cash	$2,594,989	$769,649
Accounts receivable, net of allowance for doubtful accounts of $1,425,787 and $2,872,119	5,197,665	6,186,375
Inventory	975,892	955,892
Income taxes receivable	411,948	186,948
Deferred taxes	2,201,232	3,310,902
Prepaid expenses and other current assets	549,877	380,703

Total current assets	11,931,603	11,790,469

Property and equipment, less accumulated depreciation of $15,307,297 and $13,622,353	13,611,106	10,935,156
Leased property under capital leases, less accumulated amortization of $1,708,388 and $1,200,660	11,857,537	9,334,040
Deferred taxes	60,619	124,757
Restricted investments	1,660,484	1,906,143
Goodwill, less accumulated amortization of $2,493,255 and $2,451,814	3,350,501	3,391,942
Other assets	360,082	56,734

Total Assets	$42,831,932	$37,539,241

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$907,963	$944,528
Obligations under capital leases	336,936	349,738
Accounts payable	567,528	427,850
Payable to patients and insurance carriers	2,151,618	2,215,638
Accrued salaries and payroll taxes	3,274,961	3,127,691
Accrued compensated absences	718,025	538,392
Other accrued liabilities	1,182,729	1,293,184

Total current liabilities	9,139,760	8,897,021

Long-term liabilities
Deferred compensation liability	1,347,263	2,020,484
Long-term debt, net of current portion	3,864,521	2,809,611
Obligations under capital leases	12,197,380	9,434,678

Total long-term liabilities	17,409,164	14,264,773

Total Liabilities	26,548,924	23,161,794

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued and outstanding - 9,945,472 and 9,914,122 shares	497,275	495,706
Treasury stock - 11,400 shares	(31,350)	—
Paid-in capital	22,173,992	22,105,024
Accumulated deficit	(6,356,909)	(8,223,283)

Total Stockholders’ Equity	16,283,008	14,377,447

Total Liabilities and Stockholders’ Equity	$42,831,932	$37,539,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	(Restated, see Note 2) 2008	2009	(Restated, see Note 2) 2008

Revenues	$19,264,467	$18,711,651	$58,117,092	$58,098,165
Operating expenses	(15,589,446)	(14,335,282)	(46,547,048)	(45,347,975)

Operating margin	3,675,021	4,376,369	11,570,044	12,750,190

General and administrative expenses	(2,954,050)	(3,265,550)	(9,194,179)	(10,481,840)

Income from operations	720,971	1,110,819	2,375,865	2,268,350

Recovery of misappropriation loss	78,884	—	664,306	—

Income before income taxes	799,855	1,110,819	3,040,171	2,268,350

Income tax expense	(308,824)	(424,622)	(1,173,797)	(867,100)

Net Income	$491,031	$686,197	$1,866,374	$1,401,250

Basic earnings per share	$0.05	$0.07	$0.19	$0.14

Basic weighted average shares outstanding	9,942,967	9,914,122	9,944,063	9,914,122

Diluted earnings per share	$0.05	$0.07	$0.19	$0.14

Diluted weighted average shares outstanding	9,942,967	9,914,122	9,944,063	9,914,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement Of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended June 30, 2009
						Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at September 30, 2008	9,914,122	$495,706	$22,105,024	$—	$(8,223,283)	$14,377,447
Net income					1,866,374	1,866,374
Shares issued under stock plans	31,350	1,569	68,968			70,537
Recovery of common stock issued for compensation (Note 7)				(31,350)		(31,350)

Balance at June 30, 2009	9,945,472	$497,275	$22,173,992	$(31,350)	$(6,356,909)	$16,283,008

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2009	(Restated, see Note 2) 2008
Operating activities:
Net income	$1,866,374	$1,401,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,697,053	1,936,146
Depreciation and amortization	2,234,270	1,547,094
Deferred taxes	1,173,808	—
Unrealized loss on restricted and other investments	308,115	256,022
Recovery of common stock issued for compensation	(31,350)
Changes in operating assets and liabilities:
Accounts receivable	(708,343)	(1,386,799)
Inventory	(20,000)	—
Income taxes receivable	(225,000)	958,100
Income taxes payable	—	246,287
Prepaid expenses and other current assets	(169,174)	(243,721)
Accounts payable and accrued expenses	362,643	(1,216,708)
Deferred compensation	(673,221)	78,878

Cash provided by operating activities	5,815,175	3,576,549

Investing activities:
Purchases of property and equipment	(4,361,061)	(3,270,785)
Increase in other assets	(51,814)	(9,999)
Purchase of restricted investments	(313,990)	(330,432)

Cash used in investing activities	(4,726,865)	(3,611,216)

Financing activities:
Net payments on line of credit	—	(131,031)
Proceeds from borrowings on notes	1,750,070	1,400,487
Principal payments on notes	(731,725)	(680,871)
Principal payments on capital lease obligations	(281,315)	(225,258)
Payments on other long-term obligations	—	(96,511)

Cash provided by financing activities	737,030	266,816

Increase in cash and cash equivalents	1,825,340	232,149
Cash and cash equivalents at beginning of period	769,649	487,423

Cash and cash equivalents at end of period	$2,594,989	$719,572

Supplemental cash flow information:
Cash paid during the period for:
Interest	$933,204	$947,506
Income taxes	$225,000	$412,000

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$3,031,215	$3,261,481
Issuance of common stock for compensation	$70,537	$—
Transfer of restricted investments to other assets	$251,534	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), UCI provides nonmedical management and administrative services for a network of 67 medical centers, 66 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (43 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 20 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina).

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

Note 2. Restatement of Previously Issued Financial Statements

The Company is restating its condensed consolidated financial statements for the three and nine month periods ended June 30, 2008. The restatements were principally related to an internal investigation (the “Investigation”) commenced by the Company’s Audit Committee on December 10, 2008. The Investigation, initially announced on December 18, 2008, was initiated due to the detection of irregularities with respect to the Company’s internal controls and improper expense reimbursements and other disbursements to Jerry F. Wells, Jr., the former Executive Vice-President of Finance, Chief Financial Officer, and Secretary of UCI Medical Affiliates, Inc. (the “former CFO” or Mr. Wells). Mr. Wells’ employment was terminated on December 17, 2008. As a result of the Investigation, on February 27, 2009, Mr. Wells executed a Confession of Judgment in favor of the Company in the amount of $2,967,382 (the “Confession Amount”) related to amounts he had embezzled in the fiscal years from 2003 through 2009.

The Confession Amount was composed of several categories of items that impact the restatements. First, certain items included in the Confession Amount were reflected as operating expenses in the Company’s consolidated financial statements at the time of Mr. Wells’ fraud; however, in the restatements, the items have been reclassified as general and administrative expenses. Similarly, the Company has determined that certain items processed by Mr. Wells which have been construed as legitimate business expenses were also improperly classified as operating expenses. These items have also been reclassified as general and administrative expenses. In addition, the former CFO classified certain fraudulent transactions as property and equipment and such transactions were included in the consolidated financial statements in the periods of and subsequent to the date of the fraud as property and equipment, net of accumulated depreciation. Restatement adjustments which impact the condensed consolidated financial statements for the three and nine month periods ended June 30, 2008, related to the fraudulent transactions and other reclassifications are set forth in Table A, below.

Table A

Restatement Adjustments Related to

Fraudulent Transactions and Reclassifications

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Statements of Operations Reclassifications
Fraudulent operating expenses reclassified to G&A expenses	$79,746	$276,236

Non-fraudulent operating expenses reclassified to G&A expenses	17,000	63,625

Total operating expenses reclassified to G&A expenses	$96,746	$339,861

Statements of Operations Adjustments
Write-off of property and equipment to G&A expense	$8,050	$53,651

Reversal of depreciation expense:
Operating expenses	(16,577)	(50,025)
G&A expenses	(4,166)	(11,467)

Net effect on income before income taxes	$(12,693)	$(7,841)

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

The financial accounts and transactions that affect the restatement of financial data for the three and nine month periods ended June 30, 2008 and a description of the relevant matters which were discovered pursuant to the Accounting Policy Review are summarized as follows:

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

The Company evaluated the differences between Standard Fees and Contracted Amounts since fiscal year 2001 and determined that the difference between the Standard Fees and the Contracted Amounts have increased from an insignificant amount in fiscal year 2001 to approximately 34% in fiscal year 2008. As a result, revenues and accounts receivable have been misstated over that period. The restatement adjustments related to revenues and accounts receivable associated with Contractual Adjustments in the three and nine month periods ended June 30, 2008 are set forth in Table B, below.

Table B

Restatement Adjustments Related to

Contractual Adjustments

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Statements of Operations Adjustments
Restatement adjustments to increase revenues	$153,937	$389,350

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

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Statements of Operations Adjustments
Restatement adjustments to recognize interest expense on capital leases	$244,564	$649,475

Restatement adjustments to recognize amortization expense on capital leases	123,891	334,255

Restatement adjustments to reverse rent expense	(289,001)	(770,278)

Net effect on income before income taxes	$79,454	$213,452

Other – In accordance with the Company’s Accounting Policy Review, it evaluated certain accruals which were misstated related to salaries and payroll taxes and compensated absences, which in prior years were not considered of sufficient materiality to record. The Company elected to make the related adjustments as part of the restatements, as well as an item that affected its prepaid expense account. In previous periods, the Company did not recognize any revenues associated with services provided to employees for which it waived its fees; however, in the quarter ended June 30, 2008, the Company changed its policy and began recognizing revenues and bad debt expense related to the services. During the course of the Accounting Policy Review, it was determined that the previous manner in which the Company accounted for the services rendered to its employees was preferable. Accordingly, the amounts previously reported as revenues and bad debt expense have been reclassified to conform to the current presentation. The restatement reclassifications and adjustments related to these items are set forth in Table D below.

Table D

Restatement Adjustments Related to Other Items

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Statements of Operations Reclassifications
Restatement adjustments to decrease revenues and operating expenses related to services provided to employees	$743,723	$743,723

Statements of Operations Adjustments
Restatement adjustments to decrease operating expenses for other items	$272,387	$103,740

Restatement adjustments to decrease G&A expenses for other items	111,909	117,099

Net effect on income before income taxes	$384,296	$220,839

The restatement adjustments as described above are reflected in the consolidated financial statements for the three and nine month periods ended June 30, 2008 in accordance with the financial caption to which they pertain. Table E, below, reconciles previously reported net income and accumulated deficit to restated amounts and summarizes the above restatement adjustments applied in the determination of net income by financial statement caption.

Table E

Reconciliation of Net Income

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
Net income, as previously reported	$385,131	$1,122,703

Restatement adjustments:
Revenues	(589,786)	(354,373)
Operating expenses	1,049,979	1,023,899
General and administrative expenses	11,279	(264,948)

Restatement adjustments to income before income tax expense	471,472	404,578

Income tax expense restatement adjustments	(170,406)	(126,031)

Effect of restatement adjustments, after tax	301,066	278,547

Net income, as restated	$686,197	$1,401,250

Consolidated Statements of Operations – Restatement Adjustments

The following table sets forth the effect of the restatement adjustments on the applicable line items within the Company’s condensed consolidated statements of operations for the three and nine month periods ended June 30, 2008:

	Three months ended June 30, 2008			Nine months ended June 30, 2008
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated

Revenues	$19,301,437	$(589,786)	$18,711,651	$58,452,538	$(354,373)	$58,098,165
Operating expenses	(15,385,261)	1,049,979	(14,335,282)	(46,371,874)	1,023,899	(45,347,975)

Operating margin	3,916,176	460,193	4,376,369	12,080,664	669,526	12,750,190

General and administrative expenses	(3,276,829)	11,279	(3,265,550)	(10,216,892)	(264,948)	(10,481,840)

Income before income taxes	639,347	471,472	1,110,819	1,863,772	404,578	2,268,350

Income tax expense	(254,216)	(170,406)	(424,622)	(741,069)	(126,031)	(867,100)

Net income	$385,131	$301,066	$686,197	$1,122,703	$278,547	$1,401,250

Basic earnings per share	$0.04	$0.03	$0.07	$0.11	$0.03	$0.14

Basic weighted average common shares outstanding	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122

Diluted earnings per share	$0.04	$0.03	$0.07	$0.11	$0.03	$0.14

Diluted weighted average common shares outstanding	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122	9,914,122

NOTE 3. INVENTORY

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 4. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2008 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2007, 2006, 2005, and 2004. During the three and nine month periods ended June 30, 2009, the Company recorded income tax expense of $308,824 and $1,173,797, respectively. During the three and nine month periods ended June 30, 2008, the Company recorded income tax expense of $424,622 and $867,100, respectively.

NOTE 5. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At June 30, 2009 and September 30, 2008, there were no amounts outstanding under the line of credit. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at June 30, 2009. Borrowings are collateralized by the Company’s accounts receivable and the maturity date of the line of credit is May 23, 2010.

At June 30, 2009, the Company had a term loan outstanding with a commercial bank in the amount of $954,487. The term loan was payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at June 30, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009. Accordingly, $851,237 and $103,250 of amounts due under the term loan are classified as current and long-term liabilities, respectively, at June 30, 2009. The term loan is secured by substantially all the Company’s assets.

In addition, in 2008 the Company secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At June 30, 2009, $3,150,557 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

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

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At June 30, 2009, the outstanding balance on the mortgage loan was $667,440. The promissory note accrues interest at a rate of 5.95%. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

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

On February 20, 2009, the Company’s Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in the Company’s deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. The Company does not deem the forfeiture of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes the Company under the Judgment. Rather, the Company deems such amount as being forfeited as of the date of the resolution of its Board of Directors because such credit in the deferred compensation plan had been credited to Mr. Wells under false pretenses. The amount of the liability associated with the deferred compensation plan at the time of forfeiture was $585,422. Such amount was recognized in the second quarter of 2009 and is included in the Company’s income in the nine month period ended June 30, 2009.

Furthermore, during the three month period ended June 30, 2009, the Company recovered 11,400 shares of its common stock previously issued to Mr. Wells as compensation. At the date of recovery the common stock was valued at $31,350. In addition, during the three month period ended June 30, 2009, the Company recovered other miscellaneous items of personal property from Mr. Wells which it valued at $47,534.

The Company’s efforts to collect under the Judgment from Mr. Wells continue. As of February 2010, the Company has recovered certain items of jewelry and other personal property, none of which is of significant value. Additionally, subsequent to June 30, 2009 the Company has collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

Further, the Company has filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. The Company has vigorously pursued its claims under the policies and has recently received a notification from one of the insurance carriers that the carrier has accepted coverage losses under its policy, subject to certain conditions and limitations. Accordingly, the Company believes that is will recover at least a portion of its losses under the applicable insurance policy; however, the insurance carrier has not executed a definitive agreement, or made payment. Accordingly, the Company has not recognized any net receivable associated with the insurance claims.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company began operating three new Doctors Care centers. All of the new centers are leased and all are located in South Carolina. The terms of the leases associated with the new centers are twenty years and all will be classified as capital leases. One of the centers was completed immediately prior to June 30, 2009 and $820,201 related to the capital lease was recorded as of June 30, 2009. The aggregate amount the Company will record (at the inception of the leases) as capital lease assets and obligations under the capital leases related to the other two centers is $1,625,802.

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

Restatements and Related Matters

In this Form 10-Q for the quarter ended June 30, 2009, we are restating our condensed consolidated statement of operations for the three and nine month periods ended June 30, 2008 and the related statement of cash flows for the nine month period ended June 30, 2008. The restatement is related to an internal investigation (the “Investigation”) commenced by our Audit Committee on December 10, 2008. On February 2, 2010, we filed our 2008 10-K in which we restated our consolidated financial statements for the two years ended September 30, 2007 and other financial data included therein for the six years ended September 30, 2007.

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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payers, and others at the time we perform the services. The amount of revenue we recognize pursuant to the services we provide is subject to significant judgments and estimates. We have stated billing rates which are billed as gross revenues when services are performed. The amounts we bill are then reduced by our estimate of amounts we do not expect to collect due to discounts (“Contractual Adjustments”) that are taken by third party payers or otherwise given to patients who pay us directly. We estimate Contractual Adjustments based on the ratio of cash collected in the preceding periods to gross revenues we billed. See “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements” for a discussion of issues regarding our prior accounting for Contractual Adjustments which are reflected in the restatement adjustments to our previously issued financial data for the three and nine month periods ended June 30, 2008.

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

Comparison of the Three and Nine Month Periods ended June 30, 2009 to the Three and Nine Month Periods ended June 30, 2008

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

As more fully discussed above, our revenues and operating expenses for the three and nine month periods ended June 30, 2008 have been restated. The following table sets forth our revenues, operating expenses and operating margin for the three and nine month periods ended June 30, 2009 and 2008.

	For the three month periods ended June 30,		For the nine month periods ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues	$19,264,467	$18,711,651	$58,117,092	$58,098,165
Operating Expenses	(15,589,446)	(14,335,282)	(46,547,048)	(45,347,975)

Operating Margin	$3,675,021	$4,376,369	$11,570,044	$12,750,190

Comparison of Revenues and Operating Expenses for the Three and Nine Month Periods Ended June 30, 2009 and 2008

We recognized revenues of $19,264,467 and $58,117,092, respectively, in the three and nine month periods ended June 30, 2009 compared to revenues of $18,711,651 and $58,098,165 in the same periods in 2008. The overall increase in our revenues between the three and nine month periods ended June 30, 2009 compared to the same periods in 2008 of $552,816, or 2.95%, and $18,927, respectively, was primarily the result of increased patient encounters. Patient encounters in the three month period ended June 30, 2009 exceeded patient encounters in the same period in 2008 by 1.46%. Patient encounters in the nine month period ended June 30, 2008 exceeded patient encounters in the same period in 2009 by 1.07%. The increases in patient encounters during the three month period ended June 30, 2009 and revenues were related to the new centers we opened in 2009 and 2008.

We opened two Doctors Care centers and one physical therapy center during the nine month period ended June 30, 2009. During that same period, we closed one Doctors Care center. We did not open any centers during the quarter ended June 30, 2009. In 2008, we opened two Doctors Care centers and two physical therapy centers. The centers we opened during 2009, contributed revenues of approximately $668,000 and $1,524,000, in the three and nine month periods ended June 30, 2009, respectively. The centers we opened during fiscal year 2008 contributed revenues of approximately $173,000 and $964,000, in the three and nine month periods ended June 30, 2009, respectively, in excess of the revenues the centers contributed in the same periods in 2008. Accordingly, the decrease in our revenues associated with our centers that were in operation prior to fiscal year 2008 was approximately $288,000 and $2,469,000, in the three and nine month periods ended June 30, 2009, respectively, compared to the same periods in 2008.

The decrease in our revenues associated with our centers that were in operation prior to fiscal year 2008 was the result of several factors. First, revenues in the three and nine month periods ended June 30, 2008 included revenues of approximately $222,000 and $732,000, respectively, of revenues associated with the center we closed in January 2009. In addition, patient encounters related to centers that were in operation prior to fiscal year 2008 decreased by 2.95% and 4.97% in the three and nine month periods ended June 30, 2009, compared to the same period in 2008. We believe the decrease in patient encounters is due to a combination of factors, including, the closure of the center in January 2009, the unusual severity and duration of the seasonal flu in second quarter of 2008 compared to the second quarter of 2009, the general worsening economic conditions in late 2008 and increased competition.

Our operating expenses were $15,589,446 and $46,547,048 in the three and nine month periods ended June 30, 2009, respectively, compared to operating expenses of $14,335,282 and $45,347,975 in the same periods in 2008. The increase of $1,254,164, or 8.75%, in the three month period ended June 30, 2009 compared to the same period in 2008 was primarily due to general increases in operating expenses associated with the new centers we opened in 2009. During the three month period ended June 30, 2009 salaries and benefits increased $264,265, depreciation increased $161,899 and interest expense increased $66,267 compared to the same period in 2008. Medical and other supplies increased $330,332 primarily as a result of the increased concerns about the outbreak of the H1N1 flu virus. Bad debt expense increased by $389,966 in the three month period ended June 30, 2009 compared to the same period in 2008 due to a lower accrual rate for bad debt expense in 2008 based on management’s assessment of the adequacy of the allowance for doubtful accounts as of June 30, 2008.

Our operating expenses increased by $1,199,073, or 2.64%, in the nine month period ended June 30, 2009 compared to the same period in 2008. The increase was primarily due to general increases in operating expenses associated with the new centers we opened in 2009 and the full effect of the centers we opened in 2008. During the nine month period ended June 30, 2009 salaries and benefits increased $300,442, depreciation increased $544,240, interest expense increased $212,313, taxes and insurance increased by $131,099 and maintenance and utilities increased by $215,827 compared to the same period in 2008.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

As more fully discussed above, our G&A expenses for the three and nine month periods ended June 30, 2008 have been restated. The following table sets forth our G&A expenses for the three and nine month periods ended June 30, 2009 and 2008.

	For the three month periods ended June 30,		For the nine month periods ended June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
General and administrative expenses	$2,954,050	$3,265,550	$9,194,179	$10,481,840

Comparison of G&A Expenses for the Three and Nine Month Periods Ended June 30, 2009 and 2008

Our G&A expenses were $2,954,050 and $9,194,179 in the three and nine month periods ended June 30, 2009 compared to $3,265,550 and $10,481,840 in the same periods in 2008. The overall decrease in our G&A expenses between the three and nine month periods ended June 30, 2009 compared to the same periods in 2008 of $311,500, or 9.54%, and $1,287,661, or 12.28%, respectively, was the result of several factors, a significant factor of which was a decrease in advertising expenses of $159,293 and $864,084 in the three and nine month periods ended June 30, 2009, respectively, compared to the same periods in 2008. In addition, salaries and benefits expenses decreased by $64,347 and $497,339 in the three and nine month periods ended June 30, 2009, respectively, compared to the same periods in 2008, most of which related to the termination of approximately twenty employees in the third quarter of 2008. Interest expense decreased by $86,611 and $226,615 and misappropriation losses decreased by $110,861 and $272,626 in the three and nine month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in interest expense was due to the reduction in our debt on which we recognized interest expense during the three and nine month periods ended June 30, 2009.

The overall decrease was offset by increases in professional fees of $104,134 and $593,068 in the three and nine month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in professional fees was related to the investigation of our former CFO, Jerry F. Wells, Jr. The investigation is discussed in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

Moreover, G&A expenses in the three month period ended June 30, 2008 include $110,861 of fraudulent transactions related to the conduct of our former CFO. Mr. Wells’ employment was terminated in December 2008, and, accordingly no fraudulent transactions occurred in the three month period ended June 30, 2009. During the nine month periods ended June 30, 2009 and 2008, G&A expenses include fraudulent transactions of $102,030 and $374,656, respectively.

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

As discussed under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 7. Recovery of Misappropriation Losses,” during the quarter ended March 31, 2009, we recognized $585,422, the amount of the liability associated with Mr. Wells’ interest in our deferred compensation plan at the time such interest was forfeited. In addition, during the three month period ended June 30, 2009, we recovered 11,400 shares of our common stock previously issued to Mr. Wells as compensation. At the date of recovery the common stock was valued at $31,350. During the three month period ended June 30, 2009, the Company also recovered other miscellaneous items of personal property from Mr. Wells which was valued at $47,534.

Comparison of Income Tax Expense for the Three and Nine Month Periods Ended June 30, 2009 and 2008

Our income tax expense was $308,824 and $1,173,797 in the three and nine month periods ended June 30, 2009, respectively, compared to an income tax expense of $424,622 and $867,100 in the comparable periods in 2008. Our effective tax rates were 38.61% the three and nine month periods ended June 30, 2009 and 38.22% in the comparable periods in 2008. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at June 30, 2009 and is secured by our accounts receivable. At June 30, 2009 and September 30, 2008, we had no outstanding borrowings under the line of credit. During the three and nine month periods ended June 30, 2009, the maximum amount outstanding under the line of credit was $169,395 and $1,000,000, respectively. The average amount outstanding and interest expense related to the line of credit during the quarter ended June 30, 2009 was insignificant. The average amount outstanding and interest expense related to the line of credit during the nine month period ended June 30, 2009 approximated $347,000 and we recognized interest expense of $9,122. The weighted average interest rate on the line of credit during the three and nine month periods ended June 30, 2009 was 3.25% and 3.50%, respectively.

At June 30, 2009, we had a term loan outstanding with a commercial bank in the amount of $954,487. The term loan was payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at June 30, 2009) plus  1/2%. Prior to maturity, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 we secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At June 30, 2009, $3,150,557 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 15, 2015 will be due and payable on that date.

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

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $667,440 was outstanding at June 30, 2009.

Long-term debt increased from $3,754,139 at September 30, 2008 to $4,772,484 at June 30, 2009, due to additional borrowings under the mortgage loan agreement, net of regular principal pay-downs. We believe that for the next 12 months and the foreseeable future thereafter we will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the nine month period ended June 30, 2009 was $5,815,175 compared to $3,576,549 for the comparable period in 2008. In the nine month periods ended June 30, 2009 and 2008, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $5,105,131 and $3,483,240 in the nine month periods ended June 30, 2009 and 2008, respectively. In addition, cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses of $362,643 in the nine month period ended June 30, 2009. In addition, cash provided by operating activities was reduced by increases in accounts receivable, inventory, income taxes receivable, prepaid expenses and other current assets and a reduction in our deferred compensation liability. In aggregate these items reduced cash provided by operations by $1,795,738. In the nine month period ended June 30, 2008, cash provided by operating activities was reduced by an aggregate amount of $2,847,228 due to increases in accounts receivable, prepaid expenses and other current assets and decreases in accounts payable and accrued expenses. In the nine month period ended June 30, 2008, cash provided by operating activities was increased by an aggregate amount of $1,204,387 due to changes in income taxes receivable and payable.

Cash used in investing activities for the nine month period ended June 30, 2009 was $4,726,865 compared to $3,611,216 for the comparable period in 2008. In the nine month periods ended June 30, 2009 and 2008, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment to outfit the new centers we opened in the nine month period ended June 30, 2009. In the nine month period ended June 30, 2008, the primary use of cash in investing activities related to the purchase of furniture and medical equipment to outfit new centers and improvements to several of our existing centers.

Cash provided by financing activities for the nine month periods ended June 30, 2009 and 2008 was $737,030 and $266,816, respectively. In the nine month periods ended June 30, 2009 and 2008 proceeds from borrowings, related to draws on the mortgage loan associated with the renovation of our corporate headquarters building, were $1,750,070 and $1,400,487, respectively. During the nine months ended June 30, 2009 we paid $731,725 and $281,315 in payments related to other long-term debt and capital lease obligations, respectively. In the nine month period ended June 30, 2008 we reduced amounts outstanding under our line of credit by $131,031. During that period we paid $680,871 and $225,258 in payments related to other long-term debt and capital lease obligations, respectively.

At June 30, 2009, we had cash and cash equivalents of $2,594,989 compared to $769,649 at September 30, 2008, an increase of $1,825,340. Our working capital was $2,791,843 at June 30, 2009 compared to $2,893,448 at September 30, 2008.

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

Approximately $667,000 of our debt at June 30, 2009 was subject to fixed interest rates. Approximately $4,105,000 of our debt at June 30, 2009 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2009, our interest expense on an annualized basis would increase approximately $41,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. We have $3,891,698 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at June 30, 2009 and lease agreements entered subsequent to that date. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2009, 2010, 2011 and 2012 are $262,416, $719,880, $2,125,581 and $783,821, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that the disclosure controls and procedures were not effective. As discussed above, disclosure controls generally pertain to the reporting of financial information within the time periods specified in the SEC’s rules and forms. Due to the circumstances explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements,” we were unable to file this 10-Q on a timely basis. We believe that our inability to file this Form 10-Q on a timely basis indicates that our disclosure controls and procedures were not effective as of June 30, 2009.

In addition, because certain deficiencies involving our internal controls over financial reporting constituted material weaknesses, as discussed below, our management has concluded that our disclosure controls and procedures as of June 30, 2009 were not effective. A material weakness in internal control over financial reporting is a deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified resulted in the restatement of the previously reported financial statements included in this Form 10-Q and relate to the circumstances explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 2. Restatement of Previously Issued Financial Statements.”

In connection with the evaluation described above, we have identified the following material weaknesses in our internal control over financial reporting which were not remediated as of June 30, 2009:

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009. Generally, such changes were related to the remediation of certain other material weakness in our internal control over financial reporting that we reported in our 2008 Annual Report on Form 10-K. The remedial measures we have subsequently taken related to the material weaknesses in our internal control over financial reporting that were not remediated as of June 30, 2009, as discussed above, are described below:

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