Form 10-K
period 2009-09-30
UCI MEDICAL AFFILIATES INC
filed 2010-04-08
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Yes      No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No   X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes      No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer                   Accelerated Filer                   Non-Accelerated Filer  X            Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X

The aggregate market value of the common equity held by non-affiliates of the registrant on February 28, 2010 was approximately $7,071,295, based on the number of shares held by non-affiliates of the registrant and the reported last sale price of common stock on March 31, 2010 ($2.45), which was the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant has no non-voting common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   X    No

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UCI MEDICAL AFFILIATES, INC.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we can give no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payers and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of changes in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this Form 10-K, including, but not limited to, those matters described under the caption “PART I – ITEM 1A. – RISK FACTORS,” and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.

PART I

ITEM 1.  BUSINESS

General

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), UCI provides nonmedical management and administrative services for a network of 67 freestanding medical centers, 66 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (43 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 20 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina). We refer to these 67 medical centers as the “centers” throughout this Report. As such terms are defined below in PART I – ITEM 1. – BUSINESS – Organizational Structure,” we sometimes refer to the P.A., UCI, UCI-SC, and UCI-LLC collectively as the “Company” or as “we,” “us” and “our” throughout this Report.

Recent Developments

Extension of Term and Mortgage Loans

At September 30, 2009, we had a term loan outstanding with a commercial bank in the amount of $735,061. The term loan was payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at September 30, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 we secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At September 30, 2009, $3,150,557 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the approximately $3,150,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR (.259% at September 30, 2009) plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

The term loan, as described above, was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. We will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%.

During 2009, we failed to meet certain covenants under the term loan and the mortgage loan agreements. The covenants related to the maintenance of certain debt to equity ratios and the timely filing of our annual and quarterly financial information with the commercial bank during 2009. The commercial bank has waived the violation of these covenants.

We have filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. We have vigorously pursued our claims under the policies and have recently received a notification from one of the insurance carriers that the carrier has accepted coverage losses under its policy, subject to certain conditions and limitations. Accordingly, we believe that we will recover at least a portion of our losses under the applicable insurance policy; however, the insurance carrier has not executed a definitive agreement, or made payment. Accordingly, we have not recognized any net receivable associated with what may be recovered under the insurance claims.

In February 2010, we purchased a property in Columbia, South Carolina for a new Doctors Care center. The purchase price was $600,000. In addition, in October 2009 we leased a property in Columbia, South Carolina in which we will relocate an existing center. We estimate that the upfit of the new center will approximate $500,000. We also entered into a purchase contract in January 2010 to acquire a new center in Easley, South Carolina. The purchase price is $330,000.

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

UCI-SC has entered into an Administrative Services Agreement with each P.A. pursuant to which UCI-SC performs all non-medical management of the P.A. and has exclusive authority over all aspects of the business of the P.A. (other than those directly related to the provision of patient medical services or as otherwise prohibited by state law). The non-medical management provided by UCI-SC includes, among other functions, treasury and capital planning, financial reporting and accounting, pricing decisions, patient acceptance policies, setting office hours, contracting with third-party payers, and all administrative services. UCI-SC provides all of the resources (systems, procedures, and staffing) to bill third-party payers or patients and provides all of the resources for cash collection and management of accounts receivable, including custody of the lockbox where cash receipts are deposited. From the cash receipts, UCI-SC pays all physician salaries and operating expenses of the centers and of UCI-SC. Compensation guidelines for the licensed medical professionals at the P.A. are set by UCI-SC, and UCI-SC establishes guidelines for selecting, hiring, and terminating the licensed medical professionals. UCI-SC also negotiates and executes substantially all of the provider contracts with third-party payers. UCI-SC does not loan or otherwise advance funds to the P.A. for any purpose.

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

The centers typically are open for extended hours (weekends and evenings) and provide out-patient care only. When hospitalization or specialty care is needed, referrals to appropriate specialists are made. Carolina Orthopedic & Sports Medicine is an exception since it does provide in-patient care.

Over the past six fiscal years we have increased the number of our centers by 63%. During fiscal year 2004, the number of centers increased from 41 to 43. We added two physical therapy offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region). The number of centers in operation increased from 43 to 47 during fiscal year 2005. We added three Doctors Care offices (two in the Columbia, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Charleston, South Carolina region). The number of centers in operation increased from 47 to 52 during fiscal year 2006. We added two Doctors Care offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region), three physical therapy offices (two in the Columbia, South Carolina region and one in the Charleston, South Carolina region), and one Wellness center (in the Columbia, South Carolina region), and we closed one physical therapy office (in the Columbia, South Carolina region). The number of centers increased from 52 to 58 during fiscal year 2007. We added five Doctors Care offices (three in the Charleston, South Carolina region and two in the Greenville-Spartanburg, South Carolina region) and one physical therapy office (in the Myrtle Beach, South Carolina region). The number of centers increased from 58 to 62 during fiscal year 2008. We added three Doctors Care offices (two in the Pee Dee, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Pee Dee, South Carolina region). The number of centers increased from 62 to 67 during fiscal year 2009. We added five Doctors Care offices (three in the Columbia, South Carolina region, one in the Myrtle Beach, South Carolina region and one in the Charleston, South Carolina region) and one physical therapy office (in the Columbia, South Carolina region). During 2009, we closed one Doctors Care office in the Columbia, South Carolina region).

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. Twenty-eight centers are in the Columbia, South Carolina region (including nine physical therapy centers, one pediatric center, one orthopedic center, and one wellness center), seventeen in the Charleston, South Carolina region (including six physical therapy offices), eight in the Myrtle Beach, South Carolina region (including one physical therapy office), three in the Pee Dee, South Carolina region (including one physical therapy office), ten in the Greenville-Spartanburg, South Carolina region (including three physical therapy offices), and one in Knoxville, Tennessee.

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some minor chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers, and physical therapy at our 20 physical therapy centers. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Revenues generated from billings to Blue Cross Blue Shield of South Carolina (“BCBS”) and its subsidiaries, BCHP and Companion Property and Casualty Insurance Company (“CP&C”), totaled approximately 40%, 40% and 39% of the Company’s total revenues for fiscal years 2009, 2008 and 2007, respectively. BCBS and its subsidiaries own approximately 68% of our outstanding common stock. (See Footnote 11 to audited Consolidated Financial Statements for information on related parties.)

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BCHP and CP&C, wholly owned subsidiaries of BCBS. (See Footnote 10 to audited Consolidated Financial Statements for information on related parties.) As of September 30, 2009, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate centers.

Revenues in fiscal years 2009, 2008 and 2007, also reflect our occupational medicine and industrial healthcare services (these revenues are referred to as “employer paid” and “workers’ compensation” on the table depicted below). Approximately 13% of our total revenue was derived from these occupational medicine services in fiscal year 2009, while 15% and 15% were derived in fiscal years 2008 and 2007, respectively.

The following table sets forth our revenue and patient visits by revenue source for fiscal years 2009, 2008 and 2007:

	Percent of Patient Visits			Percent of Revenue
	2009	2008	2007	2009	2008	2007

Patient Pay	15	16	16	8	8	10
Employer Paid	6	8	9	2	3	3
HMO	5	6	5	6	7	7
Workers’ Compensation	9	10	10	11	12	12
Medicare/Medicaid	16	14	13	15	13	13
Insured Patients	45	43	44	54	55	52
Other (Commercial Indemnity, Champus, etc.)	4	3	3	4	2	3

	100	100	100	100	100	100

As insurers attempt to cut costs, they typically increase the administrative burden placed on providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by managed care plans is significant and accounted for 54%, 55% and 52% of our revenues in 2009, 2008 and 2007, respectively.

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

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor’s offices, other competing freestanding medical centers, hospital-supported urgent care offices and physical therapy offices. Some of these providers have financial resources that are greater than our resources. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as limited appointment opportunities, and the attractiveness of our state-wide network to large employers and third-party payers. We have implemented substantial marketing efforts, which currently include radio, television and billboard advertisements. We have also added a marketing director and employ regional marketing representatives who develop and focus on promotional material. In addition, our regional marketing representatives use direct sales methods to support our occupational medical initiatives.

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

Third Party Payments

Approximately 15%, 13% and 13% of our revenue in 2009, 2008 and 2007, respectively, was derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. See “PART I – ITEM 1. – BUSINESS – Healthcare Reform Initiatives” and “PART I – ITEM 1A. – RISK FACTORS – If the laws, regulations, and policies governing government-sponsored healthcare programs are changed, our operations could be materially adversely affected,” below. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payers for healthcare services. We believe we are in compliance with such laws, but we can give no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

Healthcare Reform Initiatives

Congress recently enacted the Patient Protection and Affordable Care Act (the “2010 Act”) which is a significant reform to the U.S. healthcare system, including limits to Medicare payments and increased taxes. Various healthcare reform proposals have also emerged at the state level. We cannot predict the effect the 2010 Act and any future legislation or regulation will have on us.

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

Employees

As of September 30, 2009, we had 835 employees (659 on a full-time equivalent basis). This amount includes 173 medical providers employed by the P.A.

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

Changes to the laws, regulations, and policies governing government-sponsored healthcare programs could materially adversely affect our operations.

We have derived approximately 15%, 13% and 13% of our revenues in 2009, 2008 and 2007, respectively, from payments made by government-funded healthcare programs (principally, Medicare and Medicaid). Congress recently adopted the Patient Protection and Affordable Care Act (the “2010 Act”) which reforms the structure and funding for the U.S. healthcare system, including the Medicare and Medicaid programs. Various items of the 2010 Act could have a material adverse impact on government-sponsored healthcare programs, such as Medicare payments and increased taxes. Also, many states have enacted or are considering enacting measures designed to reduce Medicaid expenditures. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. We are unable to predict the future course of federal or state healthcare legislation. The 2010 Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operation.

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

In 2008, we determined that our previously issued consolidated financial statements should no longer be relied upon and we restated our consolidated financial statements for the six year period ended September 30, 2007. The restatements subjected us to significant cost and a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As previously disclosed in our 2008 Annual Report on Form 10-K which was filed on February 2, 2010, we determined that our previously issued financial statements for all prior years and interim periods dating back to our fiscal year ended September 30, 2002 should no longer be relied upon because of errors in such financial statements. The restatement subjected us to significant cost and a number of additional risks and uncertainties, including the following:

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

•

As a result of the determination that our previously issued financial statements could no longer be relied upon and the restatement of certain prior financial statements, we may be susceptible to legal claims by current or former stockholders, regulators or others. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a further diversion of our management’s time and attention. If we do not prevail in one or more of these potential actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

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

Virtually all of our consolidated net revenue was derived in the past, and we believe will be derived in the future, from our medical centers’ charges for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable, and delays associated with reimbursement by third-party payers, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments, and penalties resulting from audits by payers may require us to borrow funds to meet our current obligations or may otherwise have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to certain special risks in connection with goodwill reported on our balance sheet.

As a result of our various acquisition transactions, goodwill (net of accumulated amortization) of approximately $3.4 million has been recorded on our balance sheet as of September 30, 2009. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our goodwill in the fiscal year ending September 30, 2002. Instead, after an initial review of our goodwill for impairment in connection with our adoption of this new accounting principle, we analyze our goodwill on an annual basis for impairment of value. During 2009, we deemed $41,000 of goodwill to be impaired due to the closure of the center with which it was related. Otherwise, under these current accounting principles, our net unamortized balance of goodwill was not considered to be impaired as of September 30, 2009.

We cannot assure you that we will ever realize the value of our remaining goodwill in the future. We may be required to recognize that the value of our goodwill has been impaired in our subsequent annual reviews upon analyzing our operating results. Any future determination that a significant impairment has occurred would require us to write-off the impaired portion of our remaining goodwill, which could have a material adverse effect on our results of operations and financial condition.

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

On February 13, 2009, our common stock was delisted from the Over-the-Counter Bulletin Board (“OTCBB”) as a result of our failure to timely file with the SEC our Annual Report on Form 10-K. Such failure was due to an investigation of our former Chief Financial Officer. Since February 13, 2009, our common stock has traded on the Pink Sheets Electronic Over-the-Counter Market (“Pink Sheets”). Consequently, our stockholders may find disposing of shares of our common stock and obtaining accurate quotations of its market value more difficult. In addition, the delisting may make our common stock substantially less attractive as:

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

Trading in our common stock has historically been very limited, and we cannot assure stockholders that an active trading market for our common stock will ever develop or be sustained. Because of the limited trading activity in our common stock, the market price of our common stock has been vulnerable to significant fluctuations in response to very limited market trading in our shares. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect prevailing market prices of our common stock and could impair our future ability to raise capital through the sale of our equity securities. The market price of our common stock will remain subject to significant fluctuations in response to these factors as well as in response to operating results and other factors affecting stock prices generally. The stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock in the future. We are unable to predict the effect, if any, that future sales of our common stock or the availability of our common stock for sale may have on the market price of our common stock from time to time.

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

We intend to retain future earnings, if any, for use in the operation and expansion of our business. Consequently, we do not plan to pay dividends until we recover any losses that we have incurred. Additionally, our future dividend policy will depend on our earnings, financial condition, liquidity and other factors that our Board of Directors considers relevant.

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

As of February 28, 2010, BCBS owned in the aggregate 6,726,019 shares, or approximately 67.71 percent, of our outstanding common stock. Under various agreements among BCHP and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entity, as a group, to obtain and then maintain an aggregate ownership of not less than 48 percent of our outstanding voting stock. To the extent the BCBS subsidiary exercises its right in conjunction with a sale of voting stock by us to other parties, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by the BCBS subsidiary to exercise its purchase rights. Consequently, to the extent the BCBS subsidiary elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to the BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

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

During fiscal year 2008, the Company entered into a loan agreement with a financial institution with a commitment level up to $3,200,000. The loan agreement was entered into by UCI-LLC to finance the purchase of, and renovations to, a new corporate headquarters located in Columbia, South Carolina. At September 30, 2009, the outstanding balance on the term note was approximately $3,150,000. The note has a variable interest rate based on the Adjusted Libor Rate with interest only payments due through September 2009. Starting in December 2009, the balance is payable in equal monthly installments of principal and interest in the amount of $11,407 with the balance due on March 5, 2015. The promissory note is collateralized by a lien on the property. As more fully discussed under the caption, “PART 1. – ITEM 1. BUSINESS – Recent Developments – Extension of Term and Mortgage Loans,” this loan was renewed and extended in November 2009.

During fiscal year 2008, a center located in Surfside Beach, South Carolina was purchased by UCI-LLC for a total purchase price of $815,000. This property was previously rented by UCI-SC and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized with a lien on the property. At September 30, 2009, the outstanding balance on the mortgage loan was approximately $660,000. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. The locations of our centers are more fully described under the caption, “PART 1. – ITEM 1. BUSINESS – The Centers.” Our corporate offices are located in a newly renovated free-standing building in Columbia, South Carolina which is owned by UCI-LLC.

All of our centers are leased by UCI-SC, except for the one center which is owned by UCI-LLC. The centers are generally located on well-traveled streets or highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. Our lease terms range from five to twenty years. Most of our leases are classified as operating leases; however, we have seventeen leases that are classified as capital leases as of September 30, 2009. All of our capital leases have lease terms of twenty years and all have been executed since 2004. At September 30, 2009, we reported assets and liabilities of $13,125,118 and $14,022,740, respectively, associated with our capital leases related to real estate leases. Two centers are leased from physician employees of the P.A.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various claims, legal activities, and complaints arising in the normal course of business. In the opinion of management and legal counsel, aggregate liabilities, if any, arising from currently known or pending legal actions would not have a material adverse effect on our financial position.

PART II

ITEM 4.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The prices set forth below indicate the high and low bid prices reported on the Pink Sheets. The quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not necessarily reflect actual transactions.

	Bid Price
	High	Low
Fiscal Year Ended September 30, 2009

1st quarter (10/01/08 - 12/31/08)	$2.49	$1.80

2nd quarter (01/01/09 - 03/31/09)	2.13	0.35

3rd quarter (04/01/09 - 06/30/09)	3.00	0.75

4th quarter (07/01/09 - 09/30/09)	2.75	1.01

Fiscal Year Ended September 30, 2008

1st quarter (10/01/07 - 12/31/07)	$4.44	$3.65

2nd quarter (01/01/08 - 03/31/08)	3.90	3.40

3rd quarter (04/01/08 - 06/30/08)	3.50	3.00

4th quarter (07/01/08 - 09/30/08)	3.10	2.30

As of September 30, 2009, there were 234 stockholders of record of UCI’s common stock, excluding individual participants in security position listings.

UCI has not paid cash dividends on its common stock since its inception and has no plans to declare cash dividends in the foreseeable future.

During the fiscal year ended September 30, 2009, there were no shares of common stock issued by UCI upon the exercise of options which were registered under the Securities Act.

As of March 31, 2010, the high and low bid prices for our common stock on the Pink Sheets were $2.45 and $2.45, respectively.

No equity securities of UCI were repurchased by UCI during the fiscal year ended September 30, 2009. However, as more fully explained under the caption “PART II – ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Recovery of misappropriation loss”, we recovered 31,500 shares of our common stock from our former CFO.

Equity Compensation Plan Information

During the fiscal year ended September 30, 2009, there were no securities issued upon exercise of outstanding options, warrants and rights, and no securities remaining available for future issuance, under equity compensation plans approved or not approved by security holders.

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

The following graph compares cumulative total shareholder return of UCI’s common stock over a five-year period with The NASDAQ Global Market Index and with a Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on September 30, 2004.

	Fiscal Year Ended
	09/30/04	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09
UCI Medical Affiliates, Inc.	100.00	241.18	252.10	302.52	214.29	231.09
Peer Group	100.00	143.90	166.22	234.46	192.23	228.05
NASDAQ Global Market Index	100.00	113.76	120.51	144.01	177.59	177.58

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

ITEM 5.  SELECTED FINANCIAL DATA

	STATEMENTS OF INCOME DATA

	Years ended September 30,
	2009	2008	2007	2006	2005

					unaudited(1)
Revenues	$80,350,452	$77,045,256	$71,645,715	$62,287,914	$55,769,651
Operating expenses	63,613,355	61,244,515	56,804,833	49,319,085	43,048,009

Operating margin	16,737,097	15,800,741	14,840,882	12,968,829	12,721,642

General and administrative expenses	12,472,412	14,056,608	12,588,646	11,085,785	8,963,837

Income from operations	4,264,685	1,744,133	2,252,236	1,883,044	3,757,805

Recovery of misappropriation loss	776,672	-	-	-	-

Income before income taxes	5,041,357	1,744,133	2,252,236	1,883,044	3,757,805

Income tax expense (benefit)	1,946,468	666,714	910,195	771,320	(4,138,008)

Net income	$3,094,889	$1,077,419	$1,342,041	$1,111,724	$7,895,813

Basic earnings per share	$0.31	$0.11	$0.14	$0.11	$0.81

Basic weighted average common shares outstanding	9,941,544	9,914,122	9,881,613	9,783,502	9,740,472

Diluted earnings per share	$0.31	$0.11	$0.14	$0.11	$0.80

Diluted weighted average common shares outstanding	9,941,544	9,914,122	9,915,524	9,858,959	9,879,345

	BALANCE SHEET DATA

	As of September 30,
	2009	2008	2007	2006	2005

				unaudited(1)	unaudited(1)
Working capital	$3,220,224	$2,893,448	$3,131,840	$3,327,514	$4,019,484
Property and equipment, net	14,203,029	10,935,156	8,533,327	7,495,676	5,716,341
Capital leases, net	13,279,797	9,334,040	6,667,718	3,335,790	718,873
Total assets	45,917,358	37,539,241	34,015,661	27,347,424	22,404,133
Long-term debt, including current portion	4,545,278	3,754,139	2,587,164	3,519,410	4,662,890
Capital lease obligations, including current portion	14,050,450	9,784,416	6,830,339	3,320,163	787,374
Stockholders’ equity	$17,511,523	$14,377,447	$13,300,028	$11,778,516	$10,451,687

(1)

The “STATEMENTS OF INCOME DATA” for the year ended September 30, 2005 and the “BALANCE SHEET DATA” as of September 30, 2006 and 2005 were restated in our 2008 Annual Report on Form 10-K. Such restatements and an explanation of the restatement adjustments are described in our 2008 Annual Report on Form 10-K under the caption, “PART II – ITEM 6. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Restatements and Related Matters. The restatement adjustments for the year ended September 30, 2005 and as of September 30, 2006 and 2005 were not audited and, accordingly, such information is deemed to be unaudited data.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Through our wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), we provide nonmedical management and administrative services for a network of 67 freestanding medical centers. With the exception of one center which is located in Knoxville, Tennessee, all of the centers are located in South Carolina. The centers operate under the names of Doctors Care (44 centers), Progressive Physical Therapy (20 centers), Carolina Orthopedic & Sports Medicine (1 center), Luberoff Pediatrics (1 center) and Doctors Wellness Center(1 center).

The centers offer out-patient medical care for treatment of acute, episodic, and some minor chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers, and physical therapy at our 20 physical therapy centers. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Allowance for doubtful accounts -

We maintain our allowance for doubtful accounts for estimated losses, which may result from the inability of our patients to make required payments. Most of our allowance for doubtful accounts relate to amounts owed to us by patients who are or become responsible for the payments associated with the services we provided. We base our allowance on the likelihood of recoverability of accounts receivable considering such factors as past experience and current collection trends. Factors taken into consideration in estimating the allowance include: amounts past due, in dispute, or a client that we believe might be having financial difficulties. If economic, industry, or business trends worsen beyond earlier estimates, we increase the allowance for doubtful accounts by recording additional bad debt expense.

Consideration of impairment of intangible assets -

We evaluate the recovery of the carrying amount of excess of cost over fair value of assets acquired, primarily goodwill, by determining if a permanent impairment has occurred. This evaluation is done annually as of September 30th of each year or more frequently if indicators of permanent impairment arise. Indicators of a permanent impairment include, among other things, a significant adverse change in legal factors or the business climate, an adverse action by a regulator, unanticipated competition, loss of key personnel or allocation of goodwill to a portion of the business that is to be sold or otherwise disposed. At such time as impairment is determined, the intangible assets are written off during that period.

Valuation reserve on net deferred tax assets -

We record a valuation allowance to reduce our deferred tax assets to the amount that management considers is more likely than not to be realized. Based upon our current financial position, results from operations, and our forecast of future earnings, we do not believe we currently need a valuation allowance.

Comparison of Fiscal Year Ended September 30, 2009 to Fiscal Year Ended September 30, 2008 and Comparison of Fiscal Year Ended September 30, 2008 to Fiscal Year Ended September 30, 2007

Revenues and Operating Expenses

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

The following table sets forth our revenues, operating expenses and operating margin for the three fiscal years ended September 30, 2009.

	For the years ended September 30,
	2009	2008	2007

Revenues	$80,350,452	$77,045,256	$71,645,715
Operating Expenses	63,613,355	61,244,515	56,804,833

Operating Margin	$16,737,097	$15,800,741	$14,840,882

Comparison of Revenues and Operating Expenses in 2009 to 2008

We recognized revenues of $80,350,452 in fiscal year 2009 compared to revenues of $77,045,256 in fiscal year 2008. The increase in our revenues between our 2009 and 2008 fiscal years of approximately $3,305,196, or 4.29% was primarily the result of the revenues contributed by the six centers we opened in 2009 and the revenues of the four centers we opened at various times in 2008. In 2009, centers that were opened in 2009 contributed revenues of approximately $3,327,000 to total revenues. Centers that were opened in 2008 contributed approximately $1,167,000 of revenues in 2009 in excess of the amount of revenues the same centers contributed in 2008. The decrease of approximately $1,189,000 in revenues associated with our other centers was due to two principal factors. First, we closed one Doctors Care center in January of 2009. That center contributed revenues of approximately $600,000 in 2008 in excess of the revenues it contributed in 2009. In addition, the number of patient encounters at centers, including the center that we closed, which were open prior to 2008 decreased by approximately 3.0% during 2009. The decrease in patient encounters was partially offset by slight increases in other variables such as increases in our charges and reimbursement rates. We believe the decrease in patient encounters primarily resulted from the generally poor economic conditions in 2008 which carried over into 2009 and increased competition.

Our operating expenses were $63,613,355 in fiscal year 2009 compared to $61,244,515 in fiscal year 2008. The increase of $2,368,840, or 3.87%, was due primarily to the costs associated with the opening of the new centers in 2009 and the full year effect of the costs associated with the centers opened in 2008. In 2009, operating expenses related to centers that were opened in 2009 were approximately $2,478,000. Operating expenses related to centers that were opened in 2008 were approximately $1,080,000 higher in 2009 than the operating expenses related to the centers in 2008. Operating expenses related to the center we closed in 2009 were approximately $429,000 lower in 2009 than the operating expenses related to the same center in 2008. In addition, depreciation expense which was classified as operating expenses was impacted in 2008 by approximately $600,000 due to a change in estimate as explained more fully below. Operating expenses in 2009 were also favorably impacted by reduced bad debt expense in 2009 compared to 2008 of $337,412. This decrease was a result of more aggressive collection efforts and the continued improvements in account management related to the migration to a new billing and receivables management system.

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

The following table sets forth our G&A expenses for the three fiscal years ended September 30, 2009.

	For the years ended September 30,
	2009	2008	2007

General and administrative expenses	$12,472,412	$14,056,608	$12,588,646

Comparison of G&A Expenses in 2009 to 2008

Our G&A expenses were $12,472,412 in fiscal year 2009 compared to $14,056,608 in fiscal year 2008. The decrease of $1,584,196, or 11.27%, was due to several factors, a significant factor of which was a decrease in advertising expenses of $807,207, in 2009 compared to 2008. In addition, salaries and benefits expenses decreased by $737,617 in 2009 compared to 2008. Most of the decrease related to the effect in 2009 of the termination of approximately twenty employees in the third quarter of 2008. Interest expense decreased by $223,981 and misappropriation losses decreased by $381,118 in 2009 compared to 2008. The decrease in interest expense was due to the reduction in our debt on which we recognized interest expense during 2009.

The overall decrease was offset by increases in professional fees of $726,760 in 2009 compared to 2008. The increase in professional fees was related to the investigation of our former CFO, Jerry F. Wells, Jr.

Comparison of G&A Expenses in 2008 to 2007

Our G&A expenses were $14,056,608 in fiscal year 2008 compared to $12,588,646 in fiscal year 2007. The increase of $1,467,962, or 11.66%, was due to several factors, the primary factor of which was the increase in salaries and benefit expenses of corporate employees of approximately $1,030,000. Most of the increase in salaries and benefit expenses was due to the addition of approximately twenty employees in our billing department. Additionally, depreciation expense increased by approximately $421,000, of which $351,000 related to the change in our estimate of salvage value as discussed above under the caption “Comparison of Revenues and Operating Expenses in 2008 to 2007.” The overall increase was partially offset by a reduction in interest expense of approximately $197,000. This reduction in interest expense was due to reduced average outstanding balances on our line of credit, reduced amounts outstanding under our term note and generally lower variable interest rates. Moreover, G&A expenses in 2008 and 2007 include approximately $483,000, and $570,000, respectively, of fraudulent transactions and reclassifications from operating expenses related to the fraudulent conduct of our former CFO.

Recovery of Misappropriation Loss

On December 10, 2008, our Audit Committee of the Board of Directors (the “Audit Committee”) commenced an internal investigation (the “Investigation”) of certain accounting irregularities with respect to our internal controls and improper expense reimbursements to Jerry F. Wells, Jr., the Company’s former Executive Vice-President of Finance, Chief Financial Officer, and Secretary. As a result of the Investigation, on February 27, 2009, Mr. Wells executed a Confession of Judgment (the “Judgment”) in our favor in the amount of $2,967,382.

As discussed under the caption, “PART II. FINANCIAL INFORMATION – ITEM 7. Financial Statements and Supplementary Data– Note 9. Recovery of Misappropriation Losses,” during 2009, we recognized $776,672 as recoveries of misappropriation losses in 2009. The recoveries consisted of the amount of the liability associated with Mr. Wells’ interest in our deferred compensation plan at the time such interest was forfeited by Mr. Wells of $585,422. In addition, we recovered 11,400 shares of our common stock previously issued to Mr. Wells as compensation. At the date of recovery the common stock was valued at $31,350. We also recovered other miscellaneous items of personal property from Mr. Wells which was valued at $49,900 and collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

Comparison of Income Tax Expenses in 2009 to 2008 and 2008 to 2007

Our income tax expense was $1,946,468 in fiscal year 2009 compared to $666,714 in fiscal year 2008 and our effective tax rates were 38.6% and 38.2%, respectively. Our income tax expense was $910,195 in fiscal year 2007 and our effective tax rate was 40.4%. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognized for tax purposes.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at September 30, 2009 and is secured by our accounts receivable. At September 30, 2009 and 2008, we had no outstanding borrowings under the line of credit. During 2009, the maximum amount outstanding under the line of credit was $1,000,000, the average amount outstanding was approximately $295,000 and we recognized interest expense of $9,602 related to the line of credit. The weighted average interest rate on the line of credit during 2008 was 3.25%. During 2008, the maximum amount outstanding under the line of credit was $1,000,000, the average amount outstanding was approximately $443,000 and we recognized interest expense of $31,741 related to the line of credit.

At September 30, 2009, we had a term loan outstanding with a commercial bank in the amount of $735,061. The term loan was payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at September 30, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 we secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At September 30, 2009, $3,150,557 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR (.259% at September 30, 2009) plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

The term loan, as described above, was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. We will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%.

During 2009, we failed to meet certain covenants under the term loan and the mortgage loan agreements. The loan covenants related to the maintenance of certain debt to equity ratios and the timely filing of our annual and quarterly financial information with the commercial bank during 2009. The commercial bank has waived the violation of these covenants.

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $660,000 was outstanding at September 30, 2009.

Long-term debt increased from $3,754,139 at September 30, 2008 to $4,545,278 at September 30, 2009, due to borrowings on the new term note and mortgage loan, offset by regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the fiscal year ended September 30, 2009 was $7,654,538 compared to $5,270,143 for the fiscal year ended September 30, 2008. Cash provided by operating activities for the fiscal year ended September 30, 2007 was $3,849,380. In each of the three years ended September 30, 2009, cash provided by operations resulted primarily from net income, and was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred income taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $7,399,971, $5,944,600 and $6,178,992 for the years ended September 30, 2009, 2008 and 2007, respectively. Such increase was partially offset by continued growth in our accounts receivable of $2,811,304, $2,037,045 and $5,108,525 for the years ended September 30, 2009, 2008 and 2007, respectively. In the years ended September 30, 2009 and 2008, activities related to other operating assets and liabilities decreased cash provided by operating activities by $262,516 and $258,342, respectively. In the year ended September 30, 2007, activities related to other operating assets and liabilities increased cash provided by operating activities by $1,641,866.

Cash used in investing activities for the fiscal year ended September 30, 2009 was $6,069,188 compared to $5,335,089 for the fiscal year ended September 30, 2008. Cash used by investing activities for the fiscal year ended September 30, 2007 was $2,695,673. In each of the three years ended September 30, 2009, the primary use of cash in investing activities related to the purchases of property and equipment, a significant amount of which related to the purchase of furniture and medical equipment to outfit the new centers we opened in each of the three years ended September 30, 2009. Additionally, as discussed above, in fiscal year 2008, we purchased a medical office and acquired and began renovations of a new corporate office which was completed in 2009. In 2009 and 2008, we expended approximately $2,300,000 and $1,800,000, respectively, of cash resources to acquire and renovate the new corporate office.

Cash provided by financing activities for the fiscal years ended September 30, 2009 and 2008 was $400,157 and $347,172, respectively. Cash used in financing activities for the fiscal year ended September 30, 2007 was $1,199,493. In 2009 and 2008, the increase in our financing activities resulted primarily from the financing activities related to the acquisition and renovation of the property for a new corporate office. In addition, in the year ended September 30, 2008, we financed the acquisition of one medical office. Such financing activities were offset by the liquidation in 2008 of amounts outstanding under our line of credit as of September 30, 2007. In the year ended September 30, 2007, we used cash in financing activities to reduce our debt and other long-term obligations by $1,468,024. Such reduction was offset by increases in our line of credit and other financing activities in the year ended September 30, 2007.

At September 30, 2009, we had cash and cash equivalents of $2,755,156 compared to $769,649 at September 30, 2008, an increase of $1,985,507. Our working capital was $3,220,224 at September 30, 2009 compared to $2,893,448 at September 30, 2008.

Contractual Obligations

The following table summarizes our contractual obligations, including interest as applicable, as of September 30, 2009:

	Payment Due By Period

Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	>5 Years

Long-term Debt	$5,044,649	$1,097,146	$1,348,435	$857,372	$1,741,696
Capital Leases	30,374,616	1,710,151	3,364,504	3,364,504	21,935,457
Operating Leases	29,476,413	3,655,793	6,049,804	4,388,506	15,382,310

Please refer to Footnotes 3 and 5 to our Consolidated Financial Statements included in this report.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Approximately $660,000 of our debt at September 30, 2009 was subject to fixed interest rates. Approximately $3,885,000 of our debt at September 30, 2009 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2009, our interest expense on an annualized basis would increase approximately $39,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. At September 30, 2009, we had $3,792,230 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2010, 2011 and 2012 are $604,560, $2,240,901 and $946,769, respectively.

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the consolidated financial statements and notes.

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders

UCI Medical Affiliates, Inc.

Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of UCI Medical Affiliates, Inc.’s internal control over financial reporting as of September 30, 2009, included in the accompanying Evaluation of Disclosure Controls and Procedures and Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ ELLIOTT DAVIS, LLC

Columbia, South Carolina

April 8, 2010

SIGNED ORIGINAL ON ELLIOTT DAVIS, LLC LETTERHEAD

IS ON FILE IN THE CORPORATE OFFICE OF

UCI MEDICAL AFFILIATES, INC.

UCI Medical Affiliates, Inc.

Consolidated Balance Sheets

September 30, 2009 and 2008

	2009	2008

Assets
Current Assets
Cash	$2,755,156	$769,649
Accounts receivable, net of allowance for doubtful accounts of $1,547,367 and $2,872,119	6,648,194	6,186,375
Inventory	1,196,903	955,892
Income taxes receivable	411,948	186,948
Deferred taxes	1,374,385	3,310,902
Prepaid expenses and other current assets	434,613	380,703

Total current assets	12,821,199	11,790,469

Property and equipment, less accumulated depreciation of $15,959,380 and $13,622,353	14,203,029	10,935,156
Leased property under capital leases, less accumulated amortization of $1,911,931 and $1,200,660	13,279,797	9,334,040
Deferred taxes	114,805	124,757
Restricted investments	1,765,294	1,906,143
Goodwill, less accumulated amortization of $2,493,255 and $2,451,814	3,350,501	3,391,942
Other assets	382,733	56,734

Total Assets	$45,917,358	$37,539,241

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$924,839	$944,528
Obligations under capital leases	327,031	349,738
Accounts payable	865,119	427,850
Payable to patients and insurance carriers	1,927,039	2,215,638
Accrued salaries and payroll taxes	3,736,387	3,127,691
Accrued compensated absences	618,025	538,392
Other accrued liabilities	1,202,535	1,293,184

Total current liabilities	9,600,975	8,897,021

Long-term liabilities
Deferred compensation liability	1,461,002	2,020,484
Long-term debt, net of current portion	3,620,439	2,809,611
Obligations under capital leases	13,723,419	9,434,678

Total long-term liabilities	18,804,860	14,264,773

Total Liabilities	28,405,835	23,161,794

Commitments and contingencies (Note 10)	-	-

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	-	-
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued and outstanding - 9,945,472 and 9,914,122 shares	497,274	495,706
Treasury stock - 11,400 shares	(31,350)	-
Paid-in capital	22,173,993	22,105,024
Accumulated deficit	(5,128,394)	(8,223,283)

Total Stockholders’ Equity	17,511,523	14,377,447

Total Liabilities and Stockholders’ Equity	$45,917,358	$37,539,241

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Income

Years ended September 30, 2009, 2008 and 2007

	2009	2008	2007

Revenues	$80,350,452	$77,045,256	$71,645,715
Operating expenses	63,613,355	61,244,515	56,804,833

Operating margin	16,737,097	15,800,741	14,840,882

General and administrative expenses	12,472,412	14,056,608	12,588,646

Income from operations	4,264,685	1,744,133	2,252,236

Recovery of misappropriation loss	776,672	-	-

Income before income taxes	5,041,357	1,744,133	2,252,236

Income tax expense	1,946,468	666,714	910,195

Net income	$3,094,889	$1,077,419	$1,342,041

Basic earnings per share	$0.31	$0.11	$0.14

Basic weighted average common shares outstanding	9,941,544	9,914,122	9,881,613

Diluted earnings per share	$0.31	$0.11	$0.14

Diluted weighted average common shares outstanding	9,941,544	9,914,122	9,915,524

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2009, 2008 and 2007

			Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2006	9,826,297	$491,315	$21,929,944	$-	$(10,642,743)	$11,778,516
Net income	-	-	-	-	1,342,041	1,342,041
Exercise of stock options	87,825	4,391	175,080	-	-	179,471

Balance at September 30, 2007	9,914,122	495,706	22,105,024	-	(9,300,702)	13,300,028
Net income	-	-	-	-	1,077,419	1,077,419

Balance at September 30, 2008	9,914,122	495,706	22,105,024	-	(8,223,283)	14,377,447
Net income	-	-	-	-	3,094,889	3,094,889
Common stock issued for compensation	31,350	1,568	68,969	-	-	70,537
Recovery of common stock issued for compensation	-	-	-	(31,350)	-	(31,350)

Balance at September 30, 2009	9,945,472	$497,274	$22,173,993	$(31,350)	$(5,128,394)	$17,511,523

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Cash Flows

Years ended September 30, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:
Net income	$3,094,889	$1,077,419	$1,342,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	2,349,485	2,686,897	3,783,914
Depreciation and amortization	3,104,017	3,024,853	1,636,204
Loss (gain) on disposal of property and equipment	(400)	59,756	-
Deferred taxes	1,946,469	232,850	758,874
Unrealized loss (gain) on restricted and other investments	265,248	483,755	(204,994)
Recovery of common stock issued for compensation	(31,350)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,811,304)	(2,037,045)	(5,108,525)
Inventory	(241,011)	1,677	(80,960)
Income taxes receivable	(225,000)	771,152	(780,421)
Prepaid expenses and other current assets	(53,910)	123,756	(239,188)
Accounts payable and accrued expenses	816,887	(1,106,975)	2,048,839
Deferred compensation	(559,482)	(47,952)	693,596

Cash provided by operating activities	7,654,538	5,270,143	3,849,380

Investing activities:
Purchases of property and equipment	(5,619,190)	(4,891,279)	(2,401,097)
Proceeds from sale of property	400	-	123,548
Increase in other assets	(59,049)	(9,999)	(10,463)
Purchase of restricted investments	(391,349)	(433,811)	(407,661)

Cash used in investing activities	(6,069,188)	(5,335,089)	(2,695,673)

Financing activities:
Proceeds from issuance of common stock	-	-	132,016
Net (payments) borrowings on line of credit	-	(415,888)	136,515
Proceeds from borrowings on notes	1,750,070	2,095,487	-
Principal payments on notes	(958,931)	(928,512)	(932,246)
Principal payments on capital lease obligations	(390,982)	(307,404)	(218,058)
Payments on other long-term obligations	-	(96,511)	(317,720)

Cash provided by (used in) financing activities	400,157	347,172	(1,199,493)

Increase (decrease) in cash and cash equivalents	1,985,507	282,226	(45,786)
Cash and cash equivalents at beginning of year	769,649	487,423	533,209

Cash and cash equivalents at end of year	$2,755,156	$769,649	$487,423

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,319,279	$1,241,691	$992,413
Income taxes	$225,000	$412,000	$1,000,000
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$4,657,016	$3,261,481	$3,728,234
Tax benefit for fair market value of exercised stock options	$-	$-	$47,455
Issuance of common stock for compensation	$70,537	$-	$-
Transfer of restricted investments to other assets	$266,950	$-	$-

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to the allowance for doubtful accounts, goodwill and intangible assets, income taxes, depreciation and amortization, contingencies, and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates in the near term.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at acquisition date to be cash equivalents. At September 30, 2009, the Company had cash deposits in excess of federally insured limits in the approximate amount of $2,686,000.

Accounts Receivable

Accounts receivable, which are recognized at estimated net contracted amounts, are primarily amounts due from patients and amounts due under fee-for-service contracts from third-party payers, such as insurance companies, self-insured employers and government-sponsored healthcare programs. Concentration of credit risk related to accounts receivable is limited by number, diversity and the state-wide geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payers, including the various governmental agencies in the state. The accounts receivable balances serve as collateral for certain of the Company’s financing arrangements.

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

Inventory

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management performs only an annual physical inventory count and does not maintain a perpetual inventory system.

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

Long-Lived Asset Impairment

The Company periodically evaluates its long-lived assets for impairment. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. The carrying values of long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the three years ended September 30, 2009, the Company recognized no material impairment losses related to long-lived assets.

Goodwill

Goodwill represents the excess of cost over the fair value of assets acquired. Goodwill and intangible assets with indefinite lives are assessed for impairment at least annually using a fair-value-based approach. For the three years ended September 30, 2009, the Company recognized no material impairment losses related to goodwill.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. Available market information includes current market rates and instruments with the same risk and maturities. Judgment is required in interpreting data to develop the estimates of fair value. Accordingly, management’s estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Management’s fair value estimates are based on pertinent information available to management as of September 30, 2009 and 2008. The Company’s financial instruments consist mainly of cash, accounts receivable, restricted and other investments, notes payable, lines of credit, all accounts payable, the deferred compensation liability and capital lease obligations. The Company’s capital lease obligations are reported at the net present value of future minimum lease payments based on rates of interest implicit in the lease at the lease inception and are not reported at fair value in the accompanying financial statements. The Company’s restricted and other investments consist of Company owned life insurance policies that are reported at the cash surrender value of the policies as of the reporting date. The Company’s deferred compensation liability is reported at the balances accrued to participants, based on their participation and elections under the plan, as of the reporting date. The carrying amounts of the Company’s cash, accounts receivable, and all accounts payable approximate fair value due to the short-term nature of these instruments. At September 30, 2009 and 2008, the carrying value of the Company’s line of credit and notes payable approximate fair value based on the terms of the obligations.

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

Concentration of Credit Risk

In the normal course of providing healthcare services, the Company extends credit to patients without requiring collateral. The Company assesses its ability to collect balances due and allowances are established to provide for management’s estimate of uncollectible balances. Approximately 23% of the Company’s year end accounts receivable balance is due from BCBS and approximately 8% is due from United Health Care. No other single payer represents more than 5% of the year end balance. Future revenues of the Company are largely dependent on third-party payers and private insurance companies.

Revenues generated from billings to a major third-party payer, Blue Cross and Blue Shield of South Carolina and its subsidiaries (“BCBS”), totaled approximately 40%, 40% and 39% of the Company’s total revenues for fiscal years 2009, 2008 and 2007, respectively. BCBS owns approximately 68% of the Company’s common stock. Revenues generated from billings to state worker’s compensation plans totaled approximately 11%, 12% and 12% of the Company’s total revenues for the fiscal years 2009, 2008 and 2007, respectively.

Stock Based Compensation

The Company recognizes compensation costs related to share-based payment transactions ratably in its financial statements over the period that an employee provides service in exchange for the award. The Company applies the modified prospective method to account for its share-based payments. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. At September 30, 2009 and 2008, the Company had no nonvested stock options outstanding in any of its plans.

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

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the eight fiscal years ending September 30, 2009 are open for examination.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at September 30, 2009. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income as they occur.

Leases

The Company leases office locations and various equipment under non-cancellable operating and capital leases. The Company performs an evaluation of each lease agreement at the lease inception date and at any lease modification date to determine if the leases, based on their terms, are operating leases or capital leases as defined under accounting principles generally accepted in the United States of America. Capital leases are recognized as an obligation in the Company’s financial statements at the net present value of future minimum lease payments. A corresponding asset is also recognized and depreciated over the lease term.

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

Segment Information

The Company has a number of operating segments as defined in accounting principles generally accepted in the United States of America. All the Company’s operating segments are aggregated into one reportable segment. In its determination of aggregating its operating segments into one reportable segment management considered the following factors: the consistency of the services (direct to patient medical services) provided to its patients; the consistent manner in which its services are delivered to its patients; the similarity in which the Company is reimbursed for its services; the relative close geographic proximity of the operating segments; and, the comparable regulatory environment in which its operating segments operate.

New Accounting Pronouncements

In June 2009, the FASB confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP. The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. We adopted the ASC as of July 1, 2009, which did not impact our financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance impacting ASC 805, Business Combinations (formerly SFAS No. 141R). ASC 805 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new guidance in ASC 805 was effective for acquisitions beginning in our fiscal year beginning October 1, 2009 and earlier application is prohibited. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance impacting ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This new guidance in ASC 810 was effective for the fiscal years beginning on or after December 15, 2008, or our first quarter of 2010. The adoption of this standard will have no significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets (formerly SFAS No. 142). This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will have no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance impacting ASC 825, Financial Instruments (formerly FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) This topic requires disclosures about the fair value of instruments in interim as well as in annual financial statements. ASC 825 was effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard for the period ending June 30, 2009.

In May 2009, the FASB issued guidance impacting ASC 855, Subsequent Events, (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard for the period ending June 30, 2009, and the adoption of the standard did not have a significant impact on the financial reports of the Company.

In June 2009, the FASB issued guidance impacting ASC 810, Consolidation, (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company’s financial position.

In October 2009, an update was issued to ASC 605, Revenue Recognition, to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the new guidance to have any impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

	Useful Life	2009		2008
	Range		Accumulated		Accumulated
	(in years)	Cost	Depreciation	Cost	Depreciation

Land	N/A	$461,098	$-	$113,300	$-
Building	5 - 40	3,801,065	58,745	776,496	3,587
Leasehold Improvements	5 - 15	7,007,873	3,904,282	6,463,507	3,073,046
Construction In Progress	N/A	-	-	1,773,284	-
Furniture & Fixtures	5 -10	4,246,250	2,930,983	3,542,144	2,533,625
EDP – Companion	5	1,175,676	1,175,676	1,175,676	1,175,676
EDP – Other	5 -10	3,789,837	1,992,152	2,406,022	1,605,983
Medical Equipment	5 -10	7,021,126	3,982,499	5,934,739	3,561,127
Other Equipment	5 -10	2,545,700	1,842,360	2,270,867	1,590,837
Autos	5 -10	113,784	72,683	101,474	78,472

Totals		$30,162,409	$15,959,380	$24,557,509	$13,622,353

At September 30, 2008, property and equipment included $1,773,284 of assets that had not yet been placed in service, and therefore had no related depreciation. These assets included the land, building and related costs for the new corporate office that was undergoing renovations, including capitalized interest of $41,168. Management placed these assets into service during fiscal year 2009.

Depreciation expense totaled $2,351,305, $2,429,705, and $1,239,897 for the years ended September 30, 2009, 2008 and 2007, respectively. Based on historical data, the Company re-evaluated the salvage values of the property and equipment during fiscal year 2008. As a result of this review, the Company reduced the salvage values to zero and recognized additional depreciation expense of $941,236 for fiscal year 2008.

NOTE 3. CAPITAL AND OPERATING LEASES

Capital Leases

The following is an analysis of the leased property under capital leases by major classes at September 30:

Classes of property:	2009	2008
Buildings	$14,557,363	$9,900,335
Medical Equipment	118,768	118,768
EDP - Other	515,597	515,597

	15,191,728	10,534,700
Less: Accumulated Amortization	(1,911,931)	(1,200,660)

	$13,279,797	$9,334,040

Amortization expense on capital leases totaled $711,271, $595,148 and $396,307 for the years ended September 30, 2009, 2008 and 2007, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2009:

Year ending September 30:
2010	$1,710,151
2011	1,682,252
2012	1,682,252
2013	1,682,252
2014	1,682,252
Thereafter	21,935,457

Total minimum lease payments	30,374,616
Less: Amount representing interest	(16,324,166)

Present value of net minimum lease payments	$14,050,450

Operating Leases

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2009 are as follows:

Year ending September 30:
2010	$3,655,793
2011	3,252,587
2012	2,797,217
2013	2,394,399
2014	1,994,107
Thereafter	15,382,310

Total minimum lease payments	$29,476,413

Total rental expense under operating leases for fiscal years 2009, 2008 and 2007 was $3,587,318, $3,585,090 and $3,155,784, respectively.

NOTE 4. INCOME TAXES

The components of the provision for income taxes for the years ended September 30 are as follows:

	2009	2008	2007
Current:
Federal	$-	$359,766	$151,751
State	-	74,098	47,025

	-	433,864	198,776

Deferred:
Federal	1,692,031	213,065	646,744
State	254,437	19,785	64,675

	1,946,468	232,850	711,419

Total income tax provision	$1,946,468	$666,714	$910,195

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2009, 2008 and 2007, the Company’s deferred tax assets (liabilities) are as follows:

	2009	2008	2007
Accounts receivable	$591,870	$2,860,145	$3,348,525
Operating loss carryforwards	256,012	-	-
Fixed assets	454,727	207,833	104,402
Goodwill	(552,197)	(483,700)	(415,204)
Accruals	568,453	719,189	533,975
Other	170,325	132,192	96,811

	$1,489,190	$3,435,659	$3,668,509

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income were as follows for the years ended September 30:

	2009	2008	2007
Tax at federal statutory rate	$1,764,475	$610,447	$788,423
Effect on rate of:
Nondeductible expenses	11,626	25,218	21,010
State income tax	167,928	56,330	72,605
Other	2,439	(25,281)	28,157

	$1,946,468	$666,714	$910,195

The Company has analyzed the tax positions taken or expected to be taken in its federal, state and local tax filings and has concluded that it has no material liability related to uncertain tax positions.

NOTE 5. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At September 30, 2009 and 2008, there were no outstanding borrowings under the line of credit. During 2009 and 2008, the average amounts outstanding under the line of credit were $295,000 and $443,000, respectively, and the maximum amount outstanding for each year was $1,000,000. Interest expense was $9,602 and $31,741 in 2009 and 2008, respectively. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at September 30, 2009. Borrowings are collateralized by the Company’s accounts receivable and the maturity date of the line of credit is May 23, 2010.

At September 30, 2009, the Company had a term loan outstanding with a commercial bank in the amount of $735,061. The term loan was payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan was the commercial bank’s prime interest rate (3.25% at September 30, 2009) plus  1/2%. Prior to June 2009, and as explained further below, the term loan was extended and it was modified on November 23, 2009.

In addition, in 2008 the Company secured a mortgage loan commitment and agreement from the same commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At September 30, 2009, $3,150,557 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement, the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to the term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

The term loan, as described above, was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. The Company will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%.

During 2009, the Company failed to meet certain covenants under the term loan and the mortgage loan agreements. The loan covenants related to the maintenance of certain debt to equity ratios and the timely filing of the Company’s annual and quarterly financial information with the commercial bank during 2009. The commercial bank has waived the violation of these loan covenants.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At September 30, 2009, the outstanding balance on the mortgage loan was approximately $660,000. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The then remaining unpaid balance of principal and interest will be due on July 16, 2013.

Long-term debt consists of the following at September 30:

	2009	2008
Term note in the amount of $3,200,000 dated June 16, 2005, payable in monthly installments including interest at a rate of prime plus 1/2% (prime rate is 3.25% as of September 30, 2009) of $76,033, maturing October, 2013, collateralized by substantially all assets of the Company.	$735,061	$1,597,998
Note payable in the amount of $1,600,000 with monthly installments of $13,328 including interest at 8% through February 2009 collateralized by accounts receivable from patients and leasehold interests and the guarantee of the P.A.	-	65,325
Term note with a commitment level up to $3,200,000 payable to a financial institution, with a variable interest rate based on the one month Libor Rate (0.259% at September 30, 2009), plus 2.5% interest only payments due through September 2009. In November 2009, $1,050,000 was transferred to the term loan described above and the remaining balance of $2,100,000 will be payable in monthly installments of $11,407 including interest. The loan matures on March 5, 2015, and is collateralized by a lien on the property.	3,150,557	1,400,487
Mortgage loan payable to a financial institution in the amount of $695,000 with monthly installments of $5,890 including interest at 5.95% from August 16, 2008 through July 16, 2013, with a final payment of all remaining principal and accrued interest due in July 2013, collateralized by a lien on the property and substantially all the assets of the Company.	659,660	690,329

Subtotal	4,545,278	3,754,139
Less, current portion	(924,839)	(944,528)

Total Long-term Debt	$3,620,439	$2,809,611

Aggregate maturities of long-term debt are as follows:

Year ending September 30,	Long-term debt
2010	$924,839
2011	1,045,582
2012	136,357
2013	638,253
2014	84,026
Thereafter	1,716,221

$4,545,278

NOTE 6. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Employee Benefit Plans

The Company has an employee savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 150% of each employee’s contribution up to a maximum of 4% of the employee’s earnings. The Company’s matching contributions were approximately $935,000, $920,000, and $948,000, in fiscal years 2009, 2008 and 2007, respectively.

During June 1997, the Company’s Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the “Plan”) for key employees of the Company with an effective date of June 1998. Under the Plan, as amended and restated effective January 1, 2005, key employees may defer up to 30% of their pre-tax earnings. The Company may match up to three times the employee’s contribution percentage up to a limit of 10% of the employee’s pre-tax earnings. The Company’s matching contribution vests immediately. Distributions from the Plan to the employee or their beneficiaries may occur if the employee resigns or is terminated, becomes disabled or deceased, reaches the normal retirement age of 65, or if there is a change of control of the Company. Participating employees may elect a lump-sum payment or be paid in annual installments; however, in no event may the employee receive the first payment until six months after the event which precipitated the distribution. The Company’s matching contributions were approximately $232,000, $261,000, and $263,000, in fiscal years 2009, 2008 and 2007, respectively. The Company establishes and maintains insurance contracts, classified as “Restricted investments” in the Company’s balance sheets, to fund the Deferred Compensation Plan. The “Deferred compensation liability” increases or decreases based on employee and Company contributions plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants.

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

In 2008, two executives and two physician employees were awarded 31,350 shares of common stock under the Plan. The shares were issued in 2009. The shares were valued at $2.25 per share and vested immediately. The Company recognized compensation expense of $70,537 in 2008 related to the stock award. Subsequently, in 2009, 11,400 shares of stock were recovered from the Company’s former Chief Financial Officer, as further discussed in Note 9. The stock was valued at $2.75 per share and the aggregate value of $31,350 was recorded as treasury stock.

In previous years, the Company maintained three stock option plans for its employees and non-employee directors. As of September 30, 2009, all options issued under the plans had either been exercised or forfeited. Activity in the plans was immaterial for the three years ended September 30, 2009.

NOTE 7. OPERATING EXPENSES

The components of operating expenses for each of the three years ended September 30 are as follows:

	2009	2008	2007
Salaries and benefits	$42,438,788	$41,125,450	$38,054,726
Rent	3,509,244	3,430,919	3,046,588
Maintenance and utilities	1,907,733	1,674,017	1,469,300
Taxes and insurance	2,120,782	1,949,824	1,480,541
Communications expense	719,098	828,657	913,809
Medical and other supplies	6,082,973	5,682,964	5,706,433
Provision for doubtful accounts	2,349,485	2,686,897	3,783,914
Depreciation and amortization	2,453,024	2,290,479	1,322,667
Interest expense	1,214,498	900,046	453,983
Other expenses	817,730	675,262	572,872

	$63,613,355	$61,244,515	$56,804,833

NOTE 8. GENERAL AND ADMINISTRATIVE EXPENSES

The components of general and administrative expenses for each of the three years ended September 30 are as follows:

	2009	2008	2007
Salaries and benefits	$6,572,878	$7,310,495	$6,280,869
Maintenance and utilities	291,699	374,259	385,805
Postage and shipping	698,209	721,625	635,052
Office supplies	152,544	162,901	189,458
Advertising	693,092	1,500,300	1,339,323
Professional fees	1,116,291	389,531	321,311
Depreciation and amortization	650,993	734,374	313,537
Interest expense	117,664	341,645	538,430
Banking fees	573,680	543,904	499,968
Misappropriation loss	102,030	483,148	569,770
Other expenses	1,503,332	1,494,426	1,515,123

	$12,472,412	$14,056,608	$12,588,646

NOTE 9. RECOVERY OF MISAPPROPRIATION LOSSES

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

On February 20, 2009, the Company’s Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in the Company’s deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. The Company does not deem the relinquishment of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes the Company under the Judgment. Rather, the Company deems such amount as being a nullity as of the date of the resolution of its Board of Directors because such interest in the deferred compensation plan had been conditionally credited to Mr. Wells under false pretenses. The amount of the liability associated with the deferred compensation plan at the time of relinquishment was $585,422.

Furthermore, during 2009, the Company recovered 11,400 shares of its common stock previously issued to Mr. Wells as compensation. At the date of recovery the common stock was valued at $31,350. In addition, during 2009, the Company recovered other miscellaneous items of personal property from Mr. Wells which it valued at $49,900 and collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

The Company’s efforts to collect under the Judgment from Mr. Wells continue. As of February 2010, the Company has recovered certain items of jewelry and other personal property, none of which is of significant value.

Further, the Company has filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. The Company has vigorously pursued its claims under the policies and has recently received a notification from one of the insurance carriers that the carrier has accepted coverage losses under its policy, subject to certain conditions and limitations. Accordingly, the Company believes that it will recover at least a portion of its losses under the applicable insurance policy; however, the insurance carrier has not executed a definitive agreement, or made payment. Accordingly, the Company has not recognized any net receivable associated with what may be recovered under the insurance claims.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2009, and management intends to vigorously defend the Company in such matters.

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

Approximately $660,000 of the Company’s debt at September 30, 2009 was subject to fixed interest rates. Approximately $3,885,000 of its debt at September 30, 2009 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2009, the Company’s interest expense on an annualized basis would increase approximately $39,000 for each increase of one percent in the prime rate.

The Company also has exposure to increases in the consumer price index associated with certain operating and capital leases it has entered, all of which relate to its leased real estate. At September 30, 2009, the Company had $3,792,230 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2010, 2011 and 2012 are $604,560, $2,240,901 and $946,769, respectively.

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (BCBS) owns 100% of BlueChoice HealthPlan (“BCHP”) and Companion Property & Casualty Insurance Company (“CP&C”). At September 30, 2009, BCHP owned 6,107,838 shares of the Company’s outstanding common stock and CP&C owned 618,181 shares of the Company’s outstanding common stock, which combine to approximately 68% of the Company’s outstanding common stock.

Facility Leases

Two medical facilities operated by UCI-SC are leased from physician employees of the P.A. Total lease payments made by UCI-SC under these leases during the Company’s fiscal years ended September 30, 2009, 2008 and 2007, were approximately $140,000, $126,000 and $123,000, respectively.

Other Transactions with Related Parties

At September 30, 2009, BCBS and its subsidiaries control 6,726,019 shares, or approximately 68% of the Company’s outstanding common stock. The shares acquired by BlueChoice HealthPlan (“BCHP”) and Companion Property & Casualty Insurance Company (“CP&C”) from the Company were purchased pursuant to stock purchase agreements and were not registered. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of not less than 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

During the three year period ended September 30, 2009 the Company maintained an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying worker’s compensation insurance through CP&C. In addition, in 2008 the Company maintained an employee dishonesty policy with CP&C and has filed a proof of loss and claim pursuant to that policy. The claim relates to the fraudulent activities of the Company’s former Chief Financial Officer.

UCI-SC, through the P.A., provides services to members of a health maintenance organization (“HMO”) operated by BlueChoice HealthPlan (“BCHP”) who has selected the P.A. as their primary care provider.

In January 2009, the Company terminated its self-insured healthcare plan and entered into an insurance contract with BCBS to cover the Company’s employees. The total annual premiums paid to BCBS (including Company and employee contributions) was approximately $1,992,000.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 40%, 40% and 39% of the Company’s total revenues for fiscal years 2009, 2008 and 2007, respectively. Amounts receivable from BCBS and its subsidiaries approximated $2,469,000 and $2,305,000 at September 30, 2009 and 2008, respectively.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company has renegotiated several loans that were outstanding at September 30, 2009. The circumstances and related events which have occurred since September 30, 2009 associated with the renegotiated loans are described in Note 5.

In February 2010, the Company purchased a property in Columbia, South Carolina for a new Doctors Care center. The purchase price was $600,000. In addition, in October 2009 the Company leased a property in Columbia, South Carolina in which the Company will relocate an existing center. The Company estimates that the upfit of the new center will approximate $500,000. The Company also entered into a purchase contract in January 2010 to acquire a new center in Easley, South Carolina. The purchase price is $330,000.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring additional accrual or disclosure.

NOTE 13. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited selected financial information for the quarters indicated. The quarterly financial information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of any quarter are not necessarily indicative of the results to be expected for any future period. The sum of certain amounts listed below differs from the annual reported total due to rounding.

	Year ended September 30, 2009 - Quarters ended

	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009

Revenues	$18,307,786	$20,544,839	$19,264,467	$22,233,360
Operating expenses	15,418,449	15,539,153	15,589,446	17,066,307

Operating margin	2,889,337	5,005,686	3,675,021	5,167,053
General and administrative expenses	3,160,454	3,079,675	2,954,050	3,278,233

Income (loss) from operations	(271,117)	1,926,011	720,971	1,888,820
Recovery of misappropriation loss	-	585,422	78,884	112,366

Income (loss) before income taxes	(271,117)	2,511,433	799,855	2,001,186
Income tax (benefit) expense	(104,689)	969,662	308,824	772,671

Net income (loss) after provision for income taxes	$(166,428)	$1,541,771	$491,031	$1,228,515

Basic earnings (loss) per common share	(0.02)	0.16	0.05	0.12
Diluted earnings (loss) per common share	(0.02)	0.16	0.05	0.12
	Year ended September 30, 2008 - Quarters ended

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008

Revenues	$18,155,761	$21,230,753	$18,711,651	$18,947,091
Operating expenses	14,834,568	16,178,125	14,335,282	15,896,540

Operating margin	3,321,193	5,052,628	4,376,369	3,050,551
General and administrative expenses	3,610,543	3,605,747	3,265,550	3,574,768

Income (loss) from operations	(289,350)	1,446,881	1,110,819	(524,217)
Income tax (benefit) expense	(110,607)	553,085	424,622	(200,386)

Net income (loss) after provision for income taxes	$(178,743)	$893,796	$686,197	$(323,831)

Basic earnings (loss) per common share	(0.02)	0.09	0.07	(0.03)
Diluted earnings (loss) per common share	(0.02)	0.09	0.07	(0.03)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that the disclosure controls and procedures were not effective because we were unable to file this Form 10-K within the time periods specified by the SEC. Our inability to file this Form 10-K within the time periods specified by the SEC was due to an investigation conducted by our Audit Committee in our fiscal year 2009 related to certain fraudulent activities involving our former Chief Financial Officer and certain other matters which required the restatement of our consolidated financial information for the seven year period ended September 30, 2008. As a result of the investigation we were unable to file, within the time periods specified by the SEC, our 2008 Form 10-K and our quarterly reports on Form 10-Q for the quarterly periods ended December 31, 2008, March 31, 2009 and June 30, 2009 (“the Late Filings”). Our 2008 Form 10-K was filed on February 2, 2010 and our quarterly reports on Form 10-Q for the quarterly periods ended December 31, 2008, March 31, 2009 and June 30, 2009 were filed on March 12, 2010.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009

Changes in Internal Control over Financial Reporting

In each of the Late Filings described above, we reported material weaknesses in our internal control over financial reporting for the applicable period. During those periods we continued to remediate the material weaknesses. Our remediation efforts continued during the three month period ended September 30, 2009, at which date we believe that all the material weaknesses in our internal control over financial reporting were remediated. Accordingly, there were changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009; however, based on our evaluation, we have concluded that there has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table identifies the names, ages, Board term expirations, and committee memberships of our current Board members:

Name	Age	Term Expiring In	Audit Committee	Compensation Committee	Nominating Committee

Harold H. Adams, Jr.	62	2009	*		**

Joseph A. Boyle, CPA	56	2011

Ann T. Burnett	56	2010

Jean E. Duke, CPA	54	2010	**		*

Thomas G. Faulds	68	2011	*		*

John M. Little, Jr., M.D.	59	2011		*

Charles M. Potok	60	2009		**

Timothy L. Vaughn, CPA	45	2010		*

*	Member
**	Chairman

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

Executive Officers and Code of Ethics

Executive Officers

The following individuals constitute our current executive officers:

Name	Age	Offices Held

D. Michael Stout, M.D.	64	President and Chief Executive Officer

Joseph A. Boyle, CPA	56	Executive Vice President and Chief Financial Officer

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

Joseph A. Boyle, CPA has served as our Executive Vice President and Chief Financial Officer since March 16, 2009. From December 17, 2008 until March 16, 2009, Mr. Boyle served as our Interim Chief Financial Officer. Mr. Boyle also serves as a member of our Board of Directors and further information concerning his background and business experience is discussed above in this ITEM 9 under the caption, “ DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors.”

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

Corporate Governance

The Board has standing Audit, Compensation and Nominating Committees.

Audit Committee. The Audit Committee operates under a written Charter. The Board has determined that all of the members of the Audit Committee as of September 30, 2009 met the independence criteria prescribed by the Securities and Exchange Commission and the Nasdaq Stock Market for service on the Audit Committee and that the current members of the Audit Committee continue to meet such independence criteria. The Board of Directors has determined that as of September 30, 2009, Ms. Duke was a financial expert, as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. The Audit Committee met 21 times during the fiscal year ended September 30, 2009.

Compensation Committee. The Compensation Committee establishes and oversees the design and functionality of the Company’s executive compensation program. The Board has determined that all of the members of the Compensation Committee are not independent within the meaning of the Nasdaq Stock Market regulations because members of the Compensation Committee are associated with BCBS. The Compensation Committee does not operate under a written Charter. The Compensation Committee met 3 times during the fiscal year ended September 30, 2009.

Nominating Committee. The Nominating Committee makes recommendations to the Board with respect to the size and composition of the Board, reviews the qualifications of potential candidates for election as director, and recommends director nominees to the Board. The Board has determined that all of the members of the Nominating Committee are independent within the meaning of the Nasdaq Stock Market regulations. The Nominating Committee operates under a written Charter. The Nominating Committee did not meet during the fiscal year ended September 30, 2009.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Overview of Executive Compensation

The Board of Directors is charged with the responsibility of administering our executive officer compensation program and determining the appropriate levels of executive compensation based on recommendations it receives from the Compensation Committee (the “Committee”). Our Chief Executive Officer has not entered into employment agreement or change in control agreement with the Company. Our Chief Financial Officer has entered into employment agreement with the Company; however, the agreement does not include any provisions covering changes in control of the Company. Over the last few years, the Board has followed an informal policy of providing our executive officers with a total compensation package that consists of a base salary, cash bonus, stock-based equity awards, deferred compensation, and various other insurance and retirement benefits.

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

For 2009, the Committee set each named executive officer’s base salary as follows:

Name	2009 Base Salary
D. Michael Stout, M.D.	$348,964
Joseph A. Boyle, CPA	$222,068

In setting our chief executive officer’s salary for 2009, the Committee considered the fact that (i) our chief executive officer has continued to provide the personal leadership and business acumen that is necessary for our continued success; and (ii) the growth of the Company. The Committee also considered the salary levels of other chief executive officers at similar institutions in the Southeast and set a salary level the Committee believed to be fair, both to Dr. Stout and to the Company itself.

In setting our chief financial officer’s salary for 2009, the Committee took into consideration (i) the time and expertise required to comply with the complex financial regulatory and reporting requirements applicable to all reporting companies, and (ii) the growth of the Company. In addition to the above mentioned factors, the Committee also considered the salary levels of other chief financial officers at similar institutions in the Southeast and set a salary level the Committee believed to be fair, both to Mr. Boyle and to the Company itself.

Incentive Cash Compensation and Cash Bonuses

We generally include incentive cash bonuses as part of each executive officer’s compensation as a mechanism for rewarding our executive officers for the Company’s (or any applicable subsidiary or business unit’s) achievement of certain performance objectives. Although it does operate mainly as a reward to our executive officers, the incentive cash bonuses are designed to promote the interests of the Company and its stockholders by providing our executives with financial rewards and helping to attract and retain key executives.

Generally, after the commencement of each fiscal year, the Committee determines, and informs the executive officer, of a range of incentive cash bonus, if any, which may be awarded at the conclusion of the fiscal year to such executive officer. In setting the ranges of incentive cash bonuses which could be earned, the Committee takes into account each executive officer’s base salary, duties and responsibilities, as well as management’s estimated revenue and pre-tax income of the Company for such fiscal year.

The Committee determines the amount of any incentive cash bonus that an executive officer receives and awards such bonuses only when the Committee deems a bonus to be appropriate, in its discretion, based on the Company’s and individual executive’s performance. At the conclusion of the fiscal year, the Committee determines the amount of cash incentive compensation earned by each executive officer, if any, based upon the Company’s overall success, growth, and financial performance (measured in large part by the Company’s revenues and pre-tax income) for the year. In 2009, there was no formal incentive compensation plan based on overall success, growth, and financial performance. Neither of our executive officers received a cash bonus in 2009.

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

Stock Options and Equity Awards

During the recent reorganization of the Company, stock options and other stock-based equity awards were not utilized in the compensation of executive officers, due in part to the financial position of the Company at the time. However, following improvements in the financial health of the Company, a new equity incentive plan was adopted by the stockholders during our 2007 Annual Meeting. The Company did not issue stock options and other stock-based equity awards as compensation for services its executives performed in fiscal year 2009.

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

Deferred Compensation Plans

During June 1997, the Company’s Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the “Plan”) for key employees of the Company with an effective date of June 1998. The Plan was amended and restated effective January 1, 2005. Eligibility to participate in the Plan is determined at the discretion of the Company’s Board of Directors. Under the Plan, key employees may defer up to 30% of their pre-tax earnings. The Company may match up to three times the employee’s contribution percentage up to a limit of 10% of the employee’s pre-tax earnings. The Company’s matching contribution vests immediately. Distributions from the Plan to the employee or their beneficiaries may occur if the employee resigns or is terminated, becomes disabled or deceased, reaches the normal retirement age of 65, or if there is a change of control of the Company. Participating employees may elect a lump-sum payment or be paid in annual installments; however, in no event may the employee receive the first payment until six months after the event which precipitated the distribution. For fiscal year 2009, the Company’s matching contributions for Dr. Stout and Mr. Boyle were $143,726 and $26,614, respectively. The Company establishes and maintains investment accounts to fund the Deferred Compensation Plan. The deferred compensation liability increases or decreases based on the amounts deferred plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants. The Plan is a non-qualified Plan, and its assets, which consist of Company Owned Life Insurance, are subject to claims of creditors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Award	Non-Equity Incentive Plan Compensation		All Other Compensation (1)	Total

D. Michael Stout, MD President and Chief Executive Officer	2009	$348,964		$-	$-	$-		$169,496	$518,460
	2008	348,964		44,188	32,062	113,413		163,079	701,706
	2007	338,800		-	-	84,022		167,742	590,564

Joseph A. Boyle, CPA Executive Vice President and Chief Financial Officer	2009	111,000	(3)	-	-	-		25,614	136,614

Jerry F. Wells, CPA Former Executive Vice President and Chief Financial Officer and Corporate Secretary	2008	222,068		35,350	25,650	58,293	(2)	121,816	463,177
	2007	215,600		-	-	44,845		129,308	389,753

(1)

Amounts set forth under the caption, “All Other Compensation” includes the Company’s contribution to the respective executives’ deferred compensation plan account. See the table below under the caption “NON-QUALIFIED DEFERRED COMPENSATION” for additional information. In addition, the amounts include payments for automobile allowances paid in lieu of mileage reimbursements, health insurance supplements and for Dr. Stout, reimbursement for long-term disability insurance. Automobile allowances totaled $12,350 for Dr. Stout in 2009, 2008 and 2007 and $12,350 for Mr. Wells in 2008 and 2007. Health insurance supplements totaled $3,150 for Dr. Stout in 2009 and 2008 and $3,250 in 2007 and $3,350 and $3,250 for Mr. Wells in 2008 and 2007, respectively. Dr. Stout was reimbursed $10,270, $10,161 and $11,342 in 2009, 2008 and 2007, respectively, for long-term disability insurance premiums.

(2)

Mr. Wells’ employment was terminated on December 17, 2008 as a result of the discovery of improper expense reimbursements he claimed and other fraudulent activities in which he engaged. Prior to the date of the discovery of theses matters, Mr. Wells was paid $45,000 under the Company’s Non-Equity Incentive Plan. The remaining $13,293 was not paid to Mr. Wells.

(3)

Mr. Boyle’s salary information is for the period March 16, 2009 through September 30, 2009. From December 17, 2008 until March 16, 2009 (the date on which he became an employee of the Company), Mr. Boyle worked as Interim Chief Financial Officer on a contractual basis. During that period he was paid $64,080 for his services.

2009 OPTION EXERCISES AND STOCK VESTED

During 2009, our executive officers were not awarded any stock options or stock, nor did they exercise any stock options or vest in any stock awards.

NON-QUALIFIED DEFERRED COMPENSATION (1)

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE

D. Michael Stout, MD	$47,956	$143,726	$(152,200)	-	$1,041,034

Joseph A. Boyle, CPA	8,538	25,614	885	-	35,037

(1)

The significant provisions of the Company’s Deferred Compensation Plan are discussed in this Form 10-K under the caption, Part III – Item 10. – EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Elements of Compensation Program – Deferred Compensation Plans.”

(2)	These amounts are included in the respective Executive’s 2008 “All Other Compensation” column of the Summary Compensation Table above.

2009 GRANTS OF PLAN-BASED AWARDS

During 2009, our executive officers were not granted any plan-based awards.

DIRECTOR COMPENSATION

Currently, members of our Board receive the following retainer fees: $6,000 per fiscal year for the Chairman, $5,000 per year for Committee members, and $4,000 per year for all other members of the Board. We also reimburse directors for out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors. Compensation we paid to our Directors for the year ended September 30, 2009 is as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Harold H. Adams, Jr.	$5,000	-	-	-	-	-	$5,000

Joseph A. Boyle, CPA	$4,000	-	-	-	-	-	$4,000

Ann T. Burnett	$4,000	-	-	-	-	-	$4,000

Jean E. Duke, CPA	$5,000	-	-	-	-	-	$5,000

Thomas G. Faulds	$5,000	-	-	-	-	-	$5,000

John M. Little, Jr., M.D.	$5,000	-	-	-	-	-	$5,000

Charles M. Potok	$6,000	-	-	-	-	-	$6,000

Timothy L. Vaughn, CPA	$5,000	-	-	-	-	-	$5,000

(1)

Amounts in this column reflect amounts paid in cash in fiscal 2009. In addition, we paid members of our Audit Committee additional compensation in fiscal year 2010 for the services they rendered related to the investigation of the fraudulent activities of our former Chief Financial Officer. The compensation paid to each member was determined based on the number of Audit Committee meetings the member attended and the additional time each member individually devoted to the investigation and related activities. Ms. Duke, Mr. Adams and Mr. Faulds were paid additional fees of $17,625, $8,250 and $6,875, respectively, in 2010 related to the investigation and related activities.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2010. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock as indicated in their respective Schedule 13D filings as filed with the Securities and Exchange Commission as of March 31, 2010, (ii) each of our directors, each nominee for director, and each of our executive officers individually, and (iii) all of our directors and executive officers, as a group. The percentages are calculated based on 9,934,072 shares of common stock outstanding on March 31, 2010.

Name	Shares Beneficially Owned (1)	Percentage

Blue Cross and Blue Shield of South Carolina (2)	6,726,019	67.71%
Bandera Partners LLC (3)	1,323,357	13.32%
Harold H. Adams, Jr.	2,500	*
Joseph A. Boyle, CPA	0	0
Ann T. Burnett	0	0
Jean E. Duke, CPA	2,000	*
Thomas G. Faulds.	5,000	*
John M. Little, Jr., M.D.	0	0
Charles M. Potok	5,000	*
Timothy L. Vaughn, CPA.	0	0
D. Michael Stout, M.D.	307,310	3.09%
All current directors and executive officers
As a group (9 persons)	321,810	3.24%

*	Amount represents less than 1.0 percent.

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

(3)

This information is based on a Schedule 13D filed with the SEC on February 8, 2010 (the “Schedule 13D”). The business address of the named beneficial owner is 26 Broadway, Suite 1607, New York, New York 10004. The named beneficial holder has indicated in filings with the Securities Exchange Commission that the shares are indirectly beneficially owned by Bandera Partners, LLC, Gregory Bylinsky and Jefferson Gramm (the “Master Fund Shares”) are directly owned by Bandera Master Fund L.P., a Cayman Islands exempted limited partnership (“Bandera Master Fund”). Bandera Partners LLC is the investment manager of Bandera Master Fund and may be deemed to have beneficiary ownership of the Master Fund Shares by virtue of the sole and exclusive authority granted to Bandera Partners LLC by Bandera Master Fund to vote and dispose of the Master Fund Shares. Mr. Bylinsky and Mr. Gramm may be deemed to have beneficial ownership of the Master Fund Shares in their capacities as Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners LLC. Mr. Bylinsky also has reported direct ownership of an additional 15,011 shares and Mr. Gramm has reported direct ownership of an additional 20,500 shares.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During our fiscal years ended September 30, 2009 and 2008, the P.A. received an aggregate of approximately $80,350,000 and $77,045,000, respectively, in fees prior to deduction by the P.A. of their payroll and other related deductible costs covered under the Administrative Services Agreements. For accounting purposes, we combine the operations of the P.A. with our operations, as reflected in our consolidated financial statements.

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

Other Transactions with Related Parties

As of September 30, 2009, BlueChoice HealthPlan, a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (“BCBS”), owns 6,107,838 shares of our common stock and Companion Property and Casualty Insurance Company another wholly owned subsidiary of BCBS, owns 618,181 shares of our common stock, which combine to approximately 67.71 percent of our outstanding common stock. The following is a historical summary of purchases of our common stock by BCBS subsidiaries from us.

Date Purchased	Blue Cross Blue Shield of South Carolina Subsidiary	Number of Shares	Price per Share	Total Purchase Price
12/10/93	BlueChoice HealthPlan	333,333	$1.50	$ 500,000

06/08/94	BlueChoice HealthPlan	333,333	3.00	1,000,000

01/16/95	BlueChoice HealthPlan	470,588	2.13	1,000,000

05/24/95	BlueChoice HealthPlan	117,647	2.13	250,000

11/03/95	BlueChoice HealthPlan	218,180	2.75	599,995

12/15/95	BlueChoice HealthPlan	218,180	2.75	599,995

03/01/96	BlueChoice HealthPlan	315,181	2.75	866,748

06/04/96	Companion Property and Casualty	218,181	2.75	599,998

06/23/97	Companion Property and Casualty	400,000	1.50	600,000

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

During the fiscal year ended September 30, 1994, UCI-SC entered into an agreement with CP&C pursuant to which UCI-SC, through DC-SC, acts as the primary care provider for injured workers of firms carrying worker’s compensation insurance through CP&C. We believe the terms of the agreement with CP&C to be no more or less favorable to UCI-SC than those that would have been obtainable through arm’s-length negotiations with unrelated third parties for similar arrangements. In addition, in 2008 the Company maintained an employee dishonesty policy with CP&C and has filed a proof of loss and claim pursuant to that policy. The claim relates to the fraudulent activities of the Company’s former Chief Financial Officer.

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

ITEM 13.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Elliott Davis for the audit of our annual financial statements for fiscal years 2009 and 2008 together with fees for audit-related services, tax services and other services rendered by Elliott Davis for those periods. The fees set forth under the caption, “Audit Fees – Fiscal Year 2008,” include the fees we paid Elliott Davis to audit our annual consolidated financial statements for the year ended September 30, 2008 and the fees to re-audit our consolidated financial statements for the two year period ended September 30, 2007.

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees (1)	$145,000	$305,000
Tax Fees (2)	25,000	19,100
Audit-related Fees (3)	10,500	64,125
All Other Fees (4)	-	13,850

	$180,500	$402,075

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

(3)

Audit-related fees include fees for the audit of the Company’s 401(k) plan for 2008 and fees related to reading and commenting on the Company’s regulatory filings. The amounts included in the column labeled “Fiscal Year 2008” include services rendered in connection with assisting the Company, under the direction of management, with preliminary compliance associated with the Sarbanes Oxley act of 2002 and include fees incurred by Elliott Davis’ resources.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements

The Consolidated Financial Statements listed on the Index to the Consolidated Financial Statements on page 29 are filed as part of this Form 10-K.

(a)(2)	Financial Statement Schedules Required by Item 7.

(a)(3)	Exhibits

A listing of the exhibits to the Form 10-K is set forth on the Exhibit Index that immediately precedes such exhibits in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, UCI Medical Affiliates, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI MEDICAL AFFILIATES, INC.	Date

/s/ D. Michael Stout, M.D.
D. Michael Stout, M.D.	April 8, 2010
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Michael Stout, M.D.	President and Chief Executive Officer (principal executive officer)	April 8, 2010
D. Michael Stout, M.D.

/s/ Joseph A. Boyle, CPA	Executive Vice President and Chief Financial Officer, and Director (principal financial and accounting officer)	April 8, 2010
Joseph A. Boyle, CPA

/s/ Harold H. Adams, Jr., CPCU	Director	April 8, 2010
Harold H. Adams, Jr., CPCU

/s/ Charles M. Potok	Director	April 8, 2010
Charles M. Potok

/s/ Thomas G. Faulds	Director	April 8, 2010
Thomas G. Faulds

/s/ John M. Little, Jr., M.D., MBA	Director	April 8, 2010
John M. Little, Jr., M.D., MBA

/s/ Timothy L. Vaughn, CPA	Director	April 8, 2010
Timothy L. Vaughn, CPA

/s/ Jean E. Duke, CPA	Director	April 8, 2010
Jean E. Duke, CPA

/s/ Ann Thomas Burnett	Director	April 8, 2010
Ann Thomas Burnett

UCI MEDICAL AFFILIATES, INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Order of Confirmation of UCI Medical Affiliates, Inc. (“UCI”) Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)
2.2	Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002)
2.3	Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)
2.4	Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)
2.5	Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)
2.6	Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16, 2002)
2.7	Plan of Reorganization for UCI (Incorporated by reference to Exhibit 2.7 on the Form 8-K filed August 16, 2002)
2.8	Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16, 2002)
2.9	Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)
2.10	Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)
2.11	Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16, 2002)
2.12	Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002)
2.13	Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002)
2.14	Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)
2.15	Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16, 2002)
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

14	Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed on Form 10-K for fiscal year 2007)
23#	Consent of Independent Auditors
31.1#	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.
31.2#	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA
32#	Section 1350 Certification
99#	Press Release dated April 8, 2010

#Filed herewith

* Denotes a management contract or compensatory plan or arrangement.