Form 10-Q
period 2009-12-31
UCI MEDICAL AFFILIATES INC
filed 2010-06-28
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at May 30, 2010.

UCI MEDICAL AFFILIATES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited)
	December 31, 2009	September 30, 2009
Assets
Current Assets
Cash	$2,452,861	$2,755,156
Accounts receivable, net of allowance for doubtful accounts of $1,458,042 and $1,547,367	6,016,515	6,648,194
Inventory	1,196,903	1,196,903
Income taxes receivable	426,711	411,948
Deferred taxes	1,528,122	1,374,385
Prepaid expenses and other current assets	828,402	434,613

Total current assets	12,449,514	12,821,199

Property and equipment, less accumulated depreciation of $16,087,664 and $15,959,380	14,014,004	14,203,029
Leased property under capital leases, less accumulated amortization of $2,119,807 and $1,911,931	13,071,921	13,279,797
Deferred taxes	—	114,805
Restricted investments	1,873,885	1,765,294
Goodwill, less accumulated amortization of $2,493,255	3,350,501	3,350,501
Other assets	568,409	382,733

Total Assets	$45,328,234	$45,917,358

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$50,859	$—
Current portion of long-term debt	976,507	924,839
Obligations under capital leases	306,670	327,031
Accounts payable	647,135	865,119
Payable to patients and insurance carriers	1,858,338	1,927,039
Accrued salaries and payroll taxes	3,265,851	3,736,387
Accrued compensated absences	662,024	618,025
Other accrued liabilities	1,056,759	1,202,535

Total current liabilities	8,824,143	9,600,975

Long-term liabilities
Deferred tax liability	201,051	—
Deferred compensation liability	1,573,402	1,461,002
Long-term debt, net of current portion	3,339,880	3,620,439
Obligations under capital leases	13,643,938	13,723,419

Total long-term liabilities	18,758,271	18,804,860

Total Liabilities	27,582,414	28,405,835

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued - 9,945,472 shares; outstanding - 9,934,072 shares	497,274	497,274
Treasury stock - 11,400 shares	(31,350)	(31,350)
Paid-in capital	22,173,993	22,173,993
Accumulated deficit	(4,894,097)	(5,128,394)

Total Stockholders’ Equity	17,745,820	17,511,523

Total Liabilities and Stockholders’ Equity	$45,328,234	$45,917,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2009	2008
Revenues	$21,868,730	$18,307,786
Operating expenses	18,172,658	15,418,449

Operating margin	3,696,072	2,889,337

General and administrative expenses	3,314,419	3,160,454

Income (loss) before income taxes	381,653	(271,117)

Income tax (expense) benefit	(147,356)	104,689

Net income (loss)	$234,297	$(166,428)

Basic income (loss) per share	$0.02	$(0.02)

Basic weighted average common shares outstanding	9,934,072	9,943,768

Diluted income (loss) per share	$0.02	$(0.02)

Diluted weighted average common shares outstanding	9,934,072	9,943,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended December 31, 2009
	Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at September 30, 2009	9,945,472	$497,274	$22,173,993	$(31,350)	$(5,128,394)	$17,511,523
Net income					234,297	234,297

Balance at December 31, 2009	9,945,472	$497,274	$22,173,993	$(31,350)	$(4,894,097)	$17,745,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$234,297	$(166,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	528,801	522,179
Depreciation and amortization	804,169	744,441
Loss on disposal	1,273	—
Deferred taxes	162,119	(104,678)
Unrealized (gain) loss on restricted investments	(39,629)	328,494
Changes in operating assets and liabilities:
Accounts receivable	102,878	(185,563)
Inventory	—	(10,000)
Income taxes receivable	(14,763)	(225,000)
Prepaid expenses and other current assets	(393,789)	(174,723)
Accounts payable and accrued expenses	(858,998)	352,177
Deferred compensation	112,400	(183,066)

Cash provided by operating activities	638,758	897,833

Investing activities:
Purchases of property and equipment	(408,541)	(1,287,133)
Increase in other assets	(185,676)	(180)
Purchase of restricted investments	(68,962)	(171,744)

Cash used in investing activities	(663,179)	(1,459,057)

Financing activities:
Net borrowings on line of credit	50,859	510,239
Principal payments on notes payable	(228,891)	(255,638)
Principal payments on capital lease obligations	(99,842)	(88,407)

Cash (used) provided by financing activities	(277,874)	166,194

Decrease in cash	(302,295)	(395,030)
Cash at beginning of period	2,755,156	769,649

Cash at end of period	$2,452,861	$374,619

Supplemental cash flow information:
Cash paid during the period for:
Interest	$389,571	$307,401
Income taxes	$—	$225,000

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$1,070,334
Issuance of common stock for compensation	$—	$70,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

New Accounting Pronouncements

In October 2009, an update was issued to ASC 605, Revenue Recognition, to provide guidance requiring companies to allocate revenue in multi-element arrangements. Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the new guidance to have any material impact on its financial statements.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVENTORY

The Company’s inventory consists of medical supplies and drugs and both are carried at the lower of average cost or market. The volume of supplies carried at a center varies very little from month to month; therefore, management does only an annual physical inventory count and does not maintain a perpetual inventory system.

NOTE 3. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2009 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2008, 2007, 2006, and 2005. During the quarters ended December 31, 2009 and December 31, 2008, the Company recorded an income tax expense of $147,356 and income tax benefit of $104,689, respectively.

NOTE 4. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At December 31, 2009, the amount outstanding under the line of credit was $50,859. There were no amounts outstanding under the line of credit at September 30, 2009. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at December 31, 2009. On June 21, 2010, the line of credit was modified to extend the maturity date to May 5, 2012. Borrowings are collateralized by the Company’s accounts receivable.

In 2008 the Company secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At December 31, 2009, $2,100,000 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 the Company modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. The Company will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. The term loan is secured by substantially all the Company’s assets. At December 31, 2009, $1,563,870 was outstanding under the term loan agreement.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At December 31, 2009, the outstanding balance on the mortgage loan was $652,517. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

NOTE 5. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Company has filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. The Company has vigorously pursued its claims under the policies and has recently received a notification from one of the insurance carriers that the carrier has accepted coverage losses under its policy, subject to certain conditions and limitations. Accordingly, the Company believes that it may recover at least a portion of its losses under the applicable insurance policy; however, the insurance carrier has not executed a definitive agreement, or made payment. Accordingly, the Company has not recognized any net receivable associated with the insurance claims.

NOTE 7. SUBSEQUENT EVENT

On June 10, 2010, the Company acquired a building in Easley, South Carolina for the aggregate purchase price of $320,000 in which it will locate a Doctors Care center. Additional expenses in the aggregate amount of approximately $24,466 were paid by the Company, but the Company did not incur additional debt in connection with the acquisition.

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

Comparison of the Three Month Period Ended December 31, 2009 to the Three Month Period Ended December 31, 2008

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

The following table sets forth our revenues, operating expenses and operating margin for the three month periods ended December 31, 2009 and 2008.

	For the three month periods ended December 31,
	2009	2008
Revenues	$21,868,730	$18,307,786
Operating Expenses	18,172,658	15,418,449

Operating Margin	$3,696,072	$2,889,337

Comparison of Revenues and Operating Expenses for the Three Month Periods Ended December 31, 2009 and 2008

We recognized revenues of $21,868,730 in the three month period ended December 31, 2009 (the first quarter of fiscal year 2010) compared to revenues of $18,307,786 in the comparable period in 2008 (the first quarter of fiscal year 2009). The overall increase in our revenues in the three month period ended December 31, 2009 compared to the same period in 2008 of $3,560,944, or 19.45%, was the result of two primary factors. First, we opened five new Doctors Care centers in fiscal year 2009. One of the new centers was opened during the first quarter of 2009 and the remaining four centers were opened subsequent to December 31, 2008. The centers that were opened in fiscal year 2009 contributed approximately $1,957,000 of revenues in the three month period ended December 31, 2009 in excess of the amount of revenues the same centers contributed in the comparable period in 2008. In addition, revenue associated with centers that were in operation prior to the first quarter of fiscal year 2009 increased approximately $1,616,000 due to an increase in patient encounters of approximately 7%. We believe that the increase in patient encounters was primarily due to the severity of the H1N1 flu virus during October and November of 2009.

Our operating expenses were $18,172,658 in the three month period ended December 31, 2009 compared to operating expenses of $15,418,449 in the comparable period in 2008. The increase of $2,754,209, or 17.86%, was primarily due to the additional cost related to the new centers we opened in fiscal year 2009. The operating expenses associated with the new centers were approximately $1,704,000 higher in the first quarter of 2010 compared to the corresponding period in 2009. In addition, salaries and benefits and medical supplies related to our other centers increased approximately $873,000 and $405,000, respectively. Such increases were related to increased patient encounters as described in the preceding paragraph.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

The following table sets forth our G&A expenses for the three month periods ended December 31, 2009 and 2008.

	For the three month periods ended December 31,
	2009	2008
General and administrative expenses	$3,314,419	$3,160,454

Comparison of G&A Expenses for the Three Month Periods Ended December 31, 2009 and 2008

Our G&A expenses were $3,314,419 in the three month period ended December 31, 2009 compared to $3,160,454 in the comparable period in fiscal year 2009. The increase of $153,965, or 4.87%, was due to several factors. First, G&A expenses increased generally as a result of our relocation to a new corporate headquarters building. As a result, maintenance and utilities, taxes and insurance, communications and depreciation expenses increased, in aggregate, $136,072 in the first quarter of 2010 compared to the corresponding period in 2009. In addition, advertising expense increased $61,774.

The overall increase was partially offset by the elimination of misappropriation losses in the amount of $102,030, which were recognized in the first quarter of 2009. The elimination of misappropriation losses related to the investigation and termination of our former CFO, Jerry F. Wells, Jr.

Comparison of Income Tax Expense for the Three Month Periods Ended December 31, 2009 and 2008

Our income tax expense was $147,356 in the three month period ended December 31, 2009 compared to an income tax benefit of $104,689 in the comparable period in 2008. Our effective tax rates were 38.61% in both periods. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are to fund working capital for current operations, including the expansion of our business through opening new centers, and servicing our long-term debt. Typically, the cash requirements associated with the opening of new centers have been limited to funding the purchase of furniture and medical equipment necessary to provide medical services and funding the operations of the new centers until such time as they generate positive cash flows. The primary sources to meet our liquidity and capital requirements are funds generated from operations, a $1,000,000 line of credit with a commercial bank and through term and mortgage loans.

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at December 31, 2009 and is secured by our accounts receivable. At December 31, 2009 we had $50,859 outstanding under the line of credit and at September 30, 2009, we had no outstanding borrowings under the line of credit. During the three month period ended December 31, 2009, the maximum amount outstanding under the line of credit was $173,168, the average amount outstanding was approximately $3,312. The weighted average interest rate on the line of credit during the three month period ended December 31, 2009 was 4.25%. The line of credit matures on May 5, 2012.

In 2008, we secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At December 31, 2009, $2,100,000 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on our corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 we modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. We will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. At December 31, 2009, $1,563,870 was outstanding under the term loan agreement.

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $652,517 was outstanding at December 31, 2009.

Long-term debt decreased from $4,545,278 at September 30, 2009 to $4,316,387 at December 31, 2009, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the three month period ended December 31, 2009 was $638,758 compared to $897,833 for the comparable period in 2008. In the three month periods ended December 31, 2009 and 2008, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable and depreciation and amortization. In aggregate, such non-cash charges increased cash provided by operating activities by $1,332,970 and $1,266,620 in the three month periods ended December 31, 2009 and 2008, respectively. In addition, cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued expenses of $858,998 in the three month period ended December 31, 2009. In the three month period ended December 31, 2008, cash provided by operating activities was increased by $352,117 due to an increase in accounts payable and accrued expenses.

Cash used in investing activities for the three month period ended December 31, 2009 was $663,179 compared to $1,459,057 for the comparable period in 2008. In the three month period ended December 31, 2009, the primary use of cash in investing activities related to the purchase of furniture, information technology equipment and medical equipment. In the three month period ended December 31, 2008, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment for the new center we opened.

Cash used by financing activities for the three month period ended December 31, 2009 was $277,874 compared to $166,194 cash provided by financing activities for the comparable period in 2008. In both periods, cash used or provided by financing activities was the result of borrowings under our line of credit, net of payments we made on outstanding debt, capital lease obligations and other long-term obligations.

At December 31, 2009, we had cash of $2,452,861 compared to $2,755,156 at September 30, 2009, a decrease of $302,295. Our working capital was $3,625,371 at December 31, 2009 compared to $3,220,224 at September 30, 2009. The change in our cash and working capital was due to normal business operations

During the three month period ending December 31, 2009, contractual obligations related to the principal component of our long-term debt decreased $228,891.

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

Approximately $653,000 of our debt at December 31, 2009 was subject to fixed interest rates. Approximately $3,715,000 of our debt, including amounts outstanding under our line of credit, at December 31, 2009 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2009, our interest expense on an annualized basis would increase approximately $37,000 for each increase of one percent in the prime rate.

We have $3,792,230 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at December 31, 2009. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2010, 2011 and 2012 are $604,560, $2,240,901 and $946,769, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that the disclosure controls and procedures were not effective. As discussed above, disclosure controls generally pertain to the reporting of financial information within the time periods specified in the SEC’s rules and forms. Due to the investigation explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 6. Commitments and Contingencies,” we were unable to file this 10-Q on a timely basis. We believe that our inability to file this Form 10-Q on a timely basis indicates that our disclosure controls and procedures were not effective as of December 31, 2009.

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

We are a party to certain litigation that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business, results of operations or financial condition.

Item 1A	Risk Factors

Information regarding risk factors appears in Part I - Item 1A - Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3	Defaults upon Senior Securities

This item is not applicable.

Item 4	[Reserved]

Item 5	Other Information

This item is not applicable.

Item 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32	Section 1350 Certification

99	Press Release dated June 28, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UCI Medical Affiliates, Inc.
(Registrant)

/s/ D. Michael Stout, M.D.	/s/Joseph A. Boyle
D. Michael Stout, M.D.	Joseph A. Boyle
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date: June 28, 2010