Form 10-Q
period 2010-03-31
UCI MEDICAL AFFILIATES INC
filed 2010-06-28
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

UCI MEDICAL AFFILIATES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited) March 31, 2010	September 30, 2009
Assets
Current Assets
Cash	$3,725,889	$2,755,156
Accounts receivable, net of allowance for doubtful accounts of $1,546,519 and $1,547,367	6,133,602	6,648,194
Inventory	1,196,903	1,196,903
Income taxes receivable	72,100	411,948
Deferred taxes	1,207,693	1,374,385
Prepaid expenses and other current assets	793,919	434,613

Total current assets	13,130,106	12,821,199

Property and equipment, less accumulated depreciation of $16,685,923 and $15,959,380	14,390,070	14,203,029
Leased property under capital leases, less accumulated amortization of $2,327,691 and $1,911,931	12,864,037	13,279,797
Deferred taxes	14,032	114,805
Restricted investments	1,975,692	1,765,294
Goodwill, less accumulated amortization of $2,493,255	3,350,501	3,350,501
Other assets	580,749	382,733

Total Assets	$46,305,187	$45,917,358

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$985,730	$924,839
Obligations under capital leases	314,203	327,031
Accounts payable	432,817	865,119
Payable to patients and insurance carriers	1,749,710	1,927,039
Accrued salaries and payroll taxes	4,224,492	3,736,387
Accrued compensated absences	622,024	618,025
Other accrued liabilities	1,063,738	1,202,535

Total current liabilities	9,392,714	9,600,975

Long-term liabilities
Deferred compensation liability	1,784,226	1,461,002
Long-term debt, net of current portion	3,088,591	3,620,439
Obligations under capital leases	13,562,504	13,723,419

Total long-term liabilities	18,435,321	18,804,860

Total Liabilities	27,828,035	28,405,835

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued - 9,945,472 shares; outstanding - 9,934,072 shares	497,274	497,274
Treasury stock - 11.400 shares	(31,350)	(31,350)
Paid-in capital	22,173,993	22,173,993
Accumulated deficit	(4,162,765)	(5,128,394)

Total Stockholders’ Equity	18,477,152	17,511,523

Total Liabilities and Stockholders’ Equity	$46,305,187	$45,917,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues	$22,114,808	$20,544,839	$43,983,538	$38,852,625
Operating expenses	17,499,878	15,539,153	35,672,536	30,957,602

Operating margin	4,614,930	5,005,686	8,311,002	7,895,023

General and administrative expenses	3,423,641	3,079,675	6,738,060	6,240,129

Income from operations	1,191,289	1,926,011	1,572,942	1,654,894

Recovery of misappropriation loss	—	585,422	—	585,422

Income before income taxes	1,191,289	2,511,433	1,572,942	2,240,316

Income tax expense	459,957	969,662	607,313	864,973

Net Income	$731,332	$1,541,771	$965,629	$1,375,343

Basic earnings per share	$0.07	$0.16	$0.10	$0.14

Basic weighted average shares outstanding	9,934,072	9,945,472	9,934,072	9,944,611

Diluted earnings per share	$0.07	$0.16	$0.10	$0.14

Diluted weighted average shares outstanding	9,934,072	9,945,472	9,934,072	9,944,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement Of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended March 31, 2010
	Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2009	9,945,472	$497,274	$22,173,993	$(31,350)	$(5,128,394)	$17,511,523
Net income					965,629	965,629

Balance at March 31, 2010	9,945,472	$497,274	$22,173,993	$(31,350)	$(4,162,765)	$18,477,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2010	2009
Operating activities:
Net income	$965,629	$1,375,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,067,442	1,121,668
Depreciation and amortization	1,610,312	1,477,347
Loss on disposal	1,273	—
Deferred taxes	267,465	864,981
Unrealized loss on restricted investments	(53,961)	397,282
Changes in operating assets and liabilities:
Accounts receivable	(552,850)	(861,268)
Inventory	—	(10,000)
Income taxes receivable	339,848	(225,000)
Prepaid expenses and other current assets	(359,306)	(216,337)
Accounts payable and accrued expenses	(256,324)	776,065
Deferred compensation	323,224	(766,008)

Cash provided by operating activities	3,352,752	3,934,073

Investing activities:
Purchases of property and equipment	(1,382,866)	(3,012,179)
Increase in other assets	(198,016)	(180)
Purchase of restricted investments	(156,437)	(247,693)

Cash used in investing activities	(1,737,319)	(3,260,052)

Financing activities:
Proceeds from borrowings on notes	—	1,222,227
Principal payments on notes payable	(470,957)	(506,611)
Principal payments on capital lease obligations	(173,743)	(181,524)
Payments on other long-term obligations	—	—

Cash provided by (used in) financing activities	(644,700)	534,092

Increase in cash	970,733	1,208,113
Cash at beginning of period	2,755,156	769,649

Cash at end of period	$3,725,889	$1,977,762

Supplemental cash flow information:
Cash paid during the period for:
Interest	$777,081	$607,738
Income taxes	$—	$225,000

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$2,211,013
Issuance of common stock for compensation	$—	$70,537
Transfer of restricted investments to other assets	$—	$235,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

NOTE 3. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2009 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2008, 2007, 2006, and 2005. During the three and six month periods ended March 31, 2010, the Company recorded income tax expense of $459,957 and $607,313, respectively, as compared to the $969,662 and $864,973, for the three and six month periods ended March 31, 2009, respectively.

NOTE 4. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At March 31, 2010 and September 30, 2009, there were no amounts outstanding under the line of credit. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at March 31, 2010. On June 21, 2010, the line of credit was modified to extend the maturity to May 5, 2012. Borrowings are collateralized by the Company’s accounts receivable.

In 2008 the Company secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At March 31, 2010, $2,079,638 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 the Company modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. The Company will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. At March 31, 2010, $1,350,150 was outstanding under the term note agreement. The term loan is secured by substantially all the Company’s assets.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At March 31, 2010, the outstanding balance on the mortgage loan was $644,533. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

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

NOTE 7. SUBSEQUENT EVENT

On June 10, 2010, the Company acquired a building in Easley, South Carolina for an aggregate purchase price of $320,000 in which it will locate a Doctors Care center. Additional expenses in the aggregate amount of approximately $24,466 were paid by the Company, but the Company did not incur additional debt in connection with the acquisition.

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

Comparison of the Three and Six Month Periods Ended March 31, 2010 to the Three and Six Month Periods Ended March 31, 2009

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

The following table sets forth our revenues, operating expenses and operating margin for the three and six month periods ended March 31, 2010 and 2009.

	For the three month periods ended March 31,		For the six month periods ended March 31,
	2010	2009	2010	2009
Revenues	$22,114,808	$20,544,839	$43,983,538	$38,852,625
Operating Expenses	17,499,878	15,539,153	35,672,536	30,957,602

Operating Margin	$4,614,930	$5,005,686	$8,311,002	$7,895,023

Comparison of Revenues and Operating Expenses for the Three and Six Month Periods Ended March 31, 2010 and 2009

We recognized revenues of $22,114,808 and $43,983,538 in the three and six month periods ended March 31, 2010, respectively, compared to revenues of $20,544,839 and $38,852,625 in the same periods in 2009. The overall increase in our revenues between the three and six month periods ended March 31, 2010 compared to the same periods in 2009 of $1,569,969 or 7.64%, and $5,130,913, or 13.21%, respectively, was the result of several factors. First, we opened four new Doctors Care centers during the third and fourth quarters of 2009 which contributed significantly to the increase in revenues for the three and six month periods ended March 31, 2010. The centers we opened during the third and fourth quarters of 2009, contributed revenues of approximately $1,416,000 and $3,373,000 in the three and six month periods ended March 31, 2010, respectively. Centers that were opened prior to the third quarter of 2009 contributed revenues of approximately $1,758,000 during the six month period ended March 31, 2010 in excess of the revenues those centers contributed in the corresponding period in 2009. Most of the revenue increase associated with those centers was in the first quarter of 2010. We believe the revenue increase was due to the severity of the H1N1 flu virus during the first quarter of 2010.

Our operating expenses were $17,499,878 and $35,672,536 in the three and six month periods ended March 31, 2010, respectively, compared to operating expenses of $15,539,153 and $30,957,602 in the same periods in 2009. The increase of $1,960,725, or 12.62%, in the three month period ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase in operating expenses of approximately $1,380,000 associated with the four new Doctors Care centers we opened in the third and fourth quarter of 2009. In addition, compensation expense associated with centers opened prior to the third quarter of 2009 increased by approximately $854,000 primarily as a result of seasonal factors. The increases were offset by decreases in medical and other supplies and bad debt expenses of $78,193 and $60,848, respectively, in the second quarter of 2010 compared to the corresponding period in 2009.

Our operating expenses increased by $4,714,934 in the six month period ended March 31, 2010 compared to the same period in 2009. Operating expenses associated with the four new Doctors Care centers we opened in the third and fourth quarters of 2009 contributed approximately $2,802,000 to the total increase in operating expenses. In addition, compensation expense associated with centers opened prior to the third quarter of 2009 increased by approximately $1,894,000 in the six month period ended March 31, 2010 compared to the corresponding period in 2009. The increase in compensation expense related to the overall increase in patient encounters in the first quarter of 2010 which we believe was due to the severity of the H1N1 flu virus, and other seasonal factors in the second quarter of 2010.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

The following table sets forth our G&A expenses for the three and six month periods ended March 31, 2010 and 2009.

	For the three month periods		For the six month periods
	ended March 31,		ended March 31,
	2010	2009	2010	2009
General and adminstrative expenses	$3,423,641	$3,079,675	$6,738,060	$6,240,129

Comparison of G&A Expenses for the Three and Six Month Periods Ended March 31, 2010 and 2009

Our G&A expenses were $3,423,641 and $6,738,060 in the three and six month periods ended March 31, 2010 compared to $3,079,675 and $6,240,129 in the same periods in 2009. The overall increase in our G&A expenses between the three and six month periods ended March 31, 2010 compared to the same periods in 2009 of $343,966, or 11.17%, and $497,931, or 7.98%, respectively, was the result of several factors. The overall increase was primarily due to the increase in compensation expense during the three and six month periods ended March 31, 2010 of $312,803 and $295,357, respectively. The increases in compensation expense related to the addition of several corporate employees during the fourth quarter of 2009 and bonuses paid to non-executive employees during the six month period ended March 31, 2010. In addition, G&A expenses generally increased during the three and six month period ended March 31, 2010 due to the relocation of our corporate headquarters. As a result, maintenance and utilities, taxes and insurance and communications expenses increased, in aggregate, $69,643 and $116,246, respectively, and depreciation expense increased $70,916 and $160,386, respectively.

The overall increase was offset by a decrease in professional fees of $209,075 and $172,638 in the three and six month periods ended March 31, 2010, respectively, compared to the same periods in 2009. Misappropriation losses of $102,030 were also eliminated in fiscal year 2010. The decrease in professional fees and elimination of misappropriation losses were related to the investigation and termination of our former CFO, Jerry F. Wells, Jr.

Comparison of Income Tax Expense for the Three and Six Month Periods Ended March 31, 2010 and 2009

Our income tax expense was $459,957 and $607,313 in the three and six month periods ended March 31, 2010, respectively, compared to an income tax expense of $969,662 and $864,973 in the comparable periods in 2009. Our effective tax rates were 38.61% the three and six month periods ended March 31, 2010 and 38.61% in the comparable periods in 2009. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at March 31, 2010 and is secured by our accounts receivable. At March 31, 2010 and September 30, 2009, we had no outstanding borrowings under the line of credit. During the three and six month periods ended March 31, 2010, the maximum amount outstanding under the line of credit was $493,666 for both periods, the average amount outstanding approximated $86,000 and $44,000, respectively. The line of credit matures on May 5, 2012.

In 2008 we secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At March 31, 2010, $2,079,638 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on our corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 we modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. We will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. At March 31, 2010, $1,350,150 was outstanding under the term loan agreement.

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $644,533 was outstanding at March 31, 2010.

Long-term debt decreased from $4,545,278 at September 30, 2009 to $4,074,321 at March 31, 2010, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the six month period ended March 31, 2010 was $3,352,752 compared to $3,934,073 for the comparable period in 2009. In the six month periods ended March 31, 2010 and 2009, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $2,945,219 and $3,463,996 in the six month periods ended March 31, 2010 and 2009, respectively. Cash provided by operating activities was positively impacted by an increase in accrued deferred compensation of $323,224 and a decrease in income taxes receivable of $339,848 in the six month period ended March 31, 2010. In addition, cash provided by operating activities was reduced by increases in accounts receivable, prepaid expenses and other current assets and a reduction in accounts payable and other accrued liabilities. In aggregate these items reduced cash provided by operations by $1,168,480. In the six month period ended March 31, 2009, cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses of $776,065. In addition, in the six month period ended March 31, 2009, cash provided by operating activities was reduced by increases in accounts receivable, inventory, income taxes receivable, prepaid expenses and other current assets and a reduction in our deferred compensation liability. In aggregate these items reduced cash provided by operations by $2,078,613.

Cash used in investing activities for the six month period ended March 31, 2010 was $1,737,319 compared to $3,260,052 for the comparable period in 2009. In the six month periods ended March 31, 2010, the primary use of cash in investing activities related to the purchase of furniture and medical equipment and improvements to several of our existing centers. In the six month period ended March 31, 2009, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment to outfit new centers and improvements to several of our existing centers.

Cash used in financing activities for the six month period ended March 31, 2010 was $664,700. In the six month period ended March 31, 2010 we paid $470,957 and $173,743 in payments related to other long-term debt and capital lease obligations, respectively. Cash provided by financing activities for the six month period ended March 31, 2009 was $534,092. In the six month period ended March 31, 2009 proceeds from borrowings, related to draws on the mortgage loan associated with the renovation of our corporate headquarters building, were $1,222,227. During that period we paid $506,611 and $181,524 in payments related to other long-term debt and capital lease obligations, respectively.

At March 31, 2010, we had cash of $3,725,889 compared to $2,755,156 at September 30, 2009, an increase of $970,733. Our working capital was $3,737,392 at March 31, 2010 compared to $3,220,224 at September 30, 2009.

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

Approximately $645,000 of our debt at March 31, 2010 was subject to fixed interest rates. Approximately $3,430,000 of our debt at March 31, 2010 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at March 31, 2010, our interest expense on an annualized basis would increase approximately $34,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. We have $3,792,320 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at March 31, 2010 and lease agreements entered subsequent to that date. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2010, 2011 and 2012 are $604,560, $2,240,901 and $946,769, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that the disclosure controls and procedures were not effective. As discussed above, disclosure controls generally pertain to the reporting of financial information within the time periods specified in the SEC’s rules and forms. Due to the investigation explained in this Form 10-Q under the caption, “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements – Note 6. Commitments and Contingencies,” we were unable to file this 10-Q on a timely basis. We believe that our inability to file this Form 10-Q on a timely basis indicates that our disclosure controls and procedures were not effective as of March 31, 2010.

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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