Form 10-Q
period 2010-06-30
UCI MEDICAL AFFILIATES INC
filed 2010-08-16
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at July 31, 2010.

UCI MEDICAL AFFILIATES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited) June 30, 2010	September 30, 2009
Assets
Current Assets
Cash	$3,844,419	$2,755,156
Insurance settlement receivable	2,732,840	—
Accounts receivable, net of allowance for doubtful accounts of $1,419,684 and $1,547,367	5,758,104	6,648,194
Inventory	1,196,903	1,196,903
Income taxes receivable	—	411,948
Deferred taxes	1,214,355	1,374,385
Prepaid expenses and other current assets	649,016	434,613

Total current assets	15,395,637	12,821,199

Property and equipment, less accumulated depreciation of $16,853,529 and $15,959,380	14,812,004	14,203,029
Leased property under capital leases, less accumulated amortization of $2,528,750 and $1,911,931	12,656,153	13,279,797
Deferred taxes	428,213	114,805
Restricted investments	1,890,687	1,765,294
Goodwill, less accumulated amortization of $2,493,255	3,350,501	3,350,501
Other assets	590,278	382,733

Total Assets	$49,123,473	$45,917,358

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$995,042	$924,839
Obligations under capital leases	321,926	327,031
Accounts payable	211,273	865,119
Payable to patients and insurance carriers	1,685,340	1,927,039
Income taxes payable	1,681,064	—
Accrued salaries and payroll taxes	4,049,440	3,736,387
Accrued compensated absences	687,027	618,025
Other accrued liabilities	1,087,153	1,202,535

Total current liabilities	10,718,265	9,600,975

Long-term liabilities
Deferred compensation liability	1,758,720	1,461,002
Long-term debt, net of current portion	2,835,908	3,620,439
Obligations under capital leases	13,479,067	13,723,419

Total long-term liabilities	18,073,695	18,804,860

Total Liabilities	28,791,960	28,405,835

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued - 9,945,472 shares; outstanding - 9,934,072 shares	497,274	497,274
Treasury stock - 11,400 shares	(31,350)	(31,350)
Paid-in capital	22,173,993	22,173,993
Accumulated deficit	(2,308,404)	(5,128,394)

Total Stockholders’ Equity	20,331,513	17,511,523

Total Liabilities and Stockholders’ Equity	$49,123,473	$45,917,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues	$21,041,896	$19,264,467	$65,025,434	$58,117,092
Operating expenses	17,631,114	15,589,446	53,303,650	46,547,048

Operating margin	3,410,782	3,675,021	11,721,784	11,570,044

General and administrative expenses	3,181,937	2,954,050	9,919,997	9,194,179

Income from operations	228,845	720,971	1,801,787	2,375,865

Recovery of misappropriation loss	2,732,840	78,884	2,732,840	664,306

Income before income taxes	2,961,685	799,855	4,534,627	3,040,171

Income tax expense	1,107,324	308,824	1,714,637	1,173,797

Net income	$1,854,361	$491,031	$2,819,990	$1,866,374

Basic earnings per share	$0.19	$0.05	$0.28	$0.19

Basic weighted average shares outstanding	9,934,072	9,942,967	9,934,072	9,944,063

Diluted earnings per share	$0.19	$0.05	$0.28	$0.19

Diluted weighted average shares outstanding	9,934,072	9,942,967	9,934,072	9,944,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement Of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended June 30, 2010
	Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2009	9,945,472	$497,274	$22,173,993	$(31,350)	$(5,128,394)	$17,511,523
Net income					2,819,990	2,819,990

Balance at June 30, 2010	9,945,472	$497,274	$22,173,993	$(31,350)	$(2,308,404)	$20,331,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating activities:
Net income	$2,819,990	$1,866,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,777,915	1,697,053
Depreciation and amortization	2,418,891	2,234,270
Loss on disposal	3,908	—
Deferred taxes	(153,378)	1,173,808
Unrealized loss on investments	32,232	308,115
Recovery of common stock issued for compensation	—	(31,350)
Changes in operating assets and liabilities:
Accounts receivable	(887,825)	(708,343)
Inventory	—	(20,000)
Income taxes receivable	411,948	(225,000)
Income taxes payable	1,681,064	—
Insurance settlement receivable	(2,732,840)	—
Prepaid expenses and other current assets	(214,403)	(169,174)
Accounts payable and accrued expenses	(628,872)	362,643
Deferred compensation	297,718	(673,221)

Cash provided by operating activities	4,826,348	5,815,175

Investing activities:
Purchases of property and equipment	(2,408,130)	(4,361,061)
Increase in other assets	(167,447)	(51,814)
Purchase of restricted investments	(197,723)	(313,990)

Cash used in investing activities	(2,773,300)	(4,726,865)

Financing activities:
Proceeds from borrowings on notes	—	1,750,070
Principal payments on notes payable	(714,328)	(731,725)
Principal payments on capital lease obligations	(249,457)	(281,315)

Cash (used in) provided by financing activities	(963,785)	737,030

Increase in cash	1,089,263	1,825,340
Cash at beginning of period	2,755,156	769,649

Cash at end of period	$3,844,419	$2,594,989

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,160,073	$933,204
Income taxes	$—	$225,000

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$3,031,215
Issuance of common stock for compensation	$—	$70,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

NOTE 3. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the seven fiscal years ending September 30, 2009 are open for examination by the Internal Revenue Service and the open tax years by state authorities include returns for the fiscal years ending September 30, 2009, 2008, 2007, 2006, and 2005. During the three and nine month periods ended June 30, 2010, the Company recorded income tax expense of $1,107,324 and $1,714,637, respectively, as compared to the $308,824 and $1,173,797, for the three and nine month periods ended June 30, 2009, respectively.

The Company has analyzed the tax positions taken or expected to be taken in its federal, state and local tax filings and has concluded that it has no material liability related to uncertain tax positions.

NOTE 4. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At June 30, 2010 and September 30, 2009, there were no amounts outstanding under the line of credit. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at June 30, 2010. On June 21, 2010, the line of credit was modified to extend the maturity to May 5, 2012. Borrowings are collateralized by the Company’s accounts receivable.

In 2008 the Company secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating its new corporate headquarters property. At June 30, 2010, $2,060,009 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on the Company’s corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 the Company modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. The Company will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. At June 30, 2010, $1,134,306 was outstanding under the term note agreement. The term loan is secured by substantially all the Company’s assets.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At June 30, 2010, the outstanding balance on the mortgage loan was $636,635. The promissory note accrues interest at a rate of 5.95 percent per annum. Starting on August 16, 2008 and continuing for 59 months thereafter, principal and interest payments in the amount of $5,890 are payable. The entire unpaid balance of principal and interest will be due on July 16, 2013.

NOTE 5. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.

NOTE 6. COMMITMENTS, CONTINGENCIES AND INSURANCE SETTLEMENT

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

The Company has filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. In conjunction with such claims in July 2010, the Company received an insurance settlement in the amount of $2,732,840, which was recognized as income in the third quarter of fiscal 2010. The recovery reflects a reduction from the amount of the Judgment for the policy deductible and other adjustments related to amounts the Company has collected from Mr. Wells and expenses the Company incurred in conjunction with the collection efforts. In conjunction with the recovery, the Company assigned its claims against certain third parties to the insurance carrier that paid the recovery. The Company, however, retained its right to pursue certain claims against its former independent registered public accounting firm which are unrelated to the fraud losses recovered from the insurance carrier.

The Company is from time to time involved in other litigation incidental to the conduct of its business, none of which is expected to be material to its business, financial condition, or operations.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we can give no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payers and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of prospective healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this Form 10-Q, the factors described in our 2009 10-K, including, but not limited to, those matters described under the caption “PART I – ITEM 1A. – RISK FACTORS,” and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.

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

Revenue recognition -

We record revenues at the estimated net amount that we expect to receive from patients, employers, third party payers, and others at the time we perform the services. The amount of revenue we recognize pursuant to the services we provide is subject to significant judgments and estimates. We have stated billing rates which are billed as gross revenues when services are performed. The amounts we bill are then reduced by our estimate of amounts we do not expect to collect due to discounts (“Contractual Adjustments”) that are taken by third party payers or otherwise given to patients who pay us directly. We estimate Contractual Adjustments based on historical adjustment experience.

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

Comparison of the Three and Nine Month Periods Ended June 30, 2010 to the Three and Nine Month Periods Ended June 30, 2009

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

The following table sets forth our revenues, operating expenses and operating margin for the three and nine month periods ended June 30, 2010 and 2009.

	For the three month periods ended June 30,		For the nine month periods ended June 30,
	2010	2009	2010	2009
Revenues	$21,041,896	$19,264,467	$65,025,434	$58,117,092
Operating Expenses	17,631,114	15,589,446	53,303,650	46,547,048

Operating Margin	$3,410,782	$3,675,021	$11,721,784	$11,570,044

Comparison of Revenues and Operating Expenses for the Three and Nine Month Periods Ended June 30, 2010 and 2009

We recognized revenues of $21,041,896 and $65,025,434 in the three and nine month periods ended June 30, 2010, respectively, compared to revenues of $19,264,467 and $58,117,092 in the same periods in 2009. The overall increase in our revenues between the three and nine month periods ended June 30, 2010 compared to the same periods in 2009 of $1,777,429 or 9.23%, and $6,908,342, or 11.89%, respectively, was the result of several factors. First, we opened four new Doctors Care centers during the third and fourth quarters of 2009 which contributed significantly to the increase in revenues for the three and nine month periods ended June 30, 2010. The centers we opened during the third and fourth quarters of 2009, contributed revenues of approximately $1,365,000 and $4,526,000 in the three and nine month periods ended June 30, 2010, respectively, in excess of the revenues those centers contributed in the corresponding periods in 2009. Revenues related to centers that were opened prior to the third quarter of 2009 increased by approximately $407,000 and $2,377,000 during the three and nine month periods ended June 30, 2010 compared to the revenues those centers contributed in the corresponding period in 2009. Most of the revenue increase associated with those centers was realized in the first quarter of 2010. We believe the revenue increase was due to the severity of the H1N1 flu virus during the first quarter of 2010.

Our operating expenses were $17,631,114 and $53,303,650 in the three and nine month periods ended June 30, 2010, respectively, compared to operating expenses of $15,589,446 and $46,547,048 in the same periods in 2009. The increase of $2,041,668, or 13.10%, in the three month period ended June 30, 2010 compared to the same period in 2009 was primarily due to an increase in operating expenses of approximately $1,335,000 associated with the four new Doctors Care centers we opened in the third and fourth quarter of 2009. In addition, compensation expense associated with centers opened prior to the third quarter of 2009 increased by approximately $817,000. Operating expenses (excluding compensation expense) associated with centers opened prior to the third quarter of 2009 decreased by approximately $110,000 during the three months ended June 30, 2010 compared to the same period in 2009.

Our operating expenses increased by $6,756,602, or 14.52%, in the nine month period ended June 30, 2010 compared to the same period in 2009. Operating expenses associated with the four new Doctors Care centers we opened in the third and fourth quarters of 2009 contributed approximately $4,137,000 to the total increase in operating expenses. In addition, compensation expense associated with centers opened prior to the third quarter of 2009 increased by approximately $2,772,000 in the nine month period ended June 30, 2010 compared to the corresponding period in 2009. The increase in compensation expense related to the overall increase in patient encounters in the first quarter of 2010 which we believe was due to the severity of the H1N1 flu virus, and other seasonal factors in the second quarter of 2010. Operating expenses (excluding compensation expense) associated with centers opened prior to the third quarter of 2009 decreased by approximately $152,000 during the nine months ended June 30, 2010 compared to the same period in 2009.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

The following table sets forth our G&A expenses for the three and nine month periods ended June 30, 2010 and 2009.

	For the three month periods ended June 30,		For the nine month periods ended June 30,
	2010	2009	2010	2009
General and adminstrative expenses	$3,181,937	$2,954,050	$9,919,997	$9,194,179

Comparison of G&A Expenses for the Three and Nine Month Periods Ended June 30, 2010 and 2009

Our G&A expenses were $3,181,937 and $9,919,997 in the three and nine month periods ended June 30, 2010 compared to $2,954,050 and $9,194,179 in the same periods in 2009. The overall increase in our G&A expenses between the three and nine month periods ended June 30, 2010 compared to the same periods in 2009 of $227,887, or 7.71%, and $725,818, or 7.89%, respectively, was the result of several factors. The overall increase was primarily due to the increase in compensation expense during the three and nine month periods ended June 30, 2010 of $203,528 and $498,885, respectively. The increases in compensation expense related to the addition of several corporate employees during the fourth quarter of 2009 and bonuses paid to non-executive employees during the nine month period ended June 30, 2010. In addition, G&A expenses generally increased during the three and nine month period ended June 30, 2010 due to the relocation of our corporate headquarters. As a result of the relocation of our corporate headquarters, maintenance and utilities increased $40,181 and $106,431, respectively, and depreciation expense increased $61,134 and $221,520, respectively.

The overall increase was offset by a decrease in professional fees of $81,082 and $253,720 in the three and nine month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Misappropriation losses of $102,030 were also eliminated in fiscal year 2010. The decrease in professional fees and elimination of misappropriation losses were related to the termination and conclusion of the investigation of our former CFO, Jerry F. Wells, Jr.

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

In conjunction with our collection efforts pursuant to the Judgment, in the third quarter of 2009 we recovered 11,400 shares of our common stock which had been previously issued to Mr. Wells as compensation and other personal property, the aggregate value of which was $78,884. In addition, on February 20, 2009, our Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in our deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. We do not deem the forfeiture of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes us under the Judgment. Rather, we deem such amount as being forfeited as of the date of the resolution of its Board of Directors because such credit in the deferred compensation plan had been credited to Mr. Wells under false pretenses. The amount of the liability associated with the deferred compensation plan at the time of forfeiture was $585,422. Such amount was recognized in the second quarter of 2009 and is included in our income in the nine month period ended June 30, 2009.

Further, we filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. In conjunction with such claims, we received an insurance settlement in the amount of $2,732,840 which was recognized in the third quarter of fiscal 2010. The recovery reflects a reduction from the amount of the Judgment for the policy deductible and other adjustments related to amounts we have collected from Mr. Wells and expenses we incurred in conjunction with our collection efforts. In conjunction with the recovery, we assigned our claims against certain third parties to the insurance carrier that paid the recovery. We, however, retained our right to pursue certain claims against our former independent registered public accounting firm which are unrelated to the fraud losses recovered from the insurance carrier.

Comparison of Income Tax Expense for the Three and Nine Month Periods Ended June 30, 2010 and 2009

Our income tax expense was $1,107,324 and $1,714,637 in the three and nine month periods ended June 30, 2010, respectively, compared to an income tax expense of $308,824 and $1,173,797 in the comparable periods in 2009. Our effective tax rates were 37.39% and 37.81%, respectively, in the three and nine month periods ended June 30, 2010 and 38.61% in the comparable periods in 2009. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are to fund working capital for current operations, including the expansion of our business through opening new centers, and servicing our long-term debt and lease obligations. Typically, the cash requirements associated with the opening of new centers have been limited to funding the purchase of furniture and medical equipment necessary to provide medical services and funding the operations of the new centers until such time as they generate positive cash flows. The primary sources to meet our liquidity and capital requirements are funds generated from operations, a $1,000,000 line of credit with a commercial bank and through term and mortgage loans.

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at June 30, 2010 and is secured by our accounts receivable. At June 30, 2010 and September 30, 2009, we had no outstanding borrowings under the line of credit. During the three and nine month periods ended June 30, 2010, the maximum amount outstanding under the line of credit was $520,976 for both periods, the average amount outstanding approximated $63,000 and $51,000, respectively. The line of credit matures on May 5, 2012.

In 2008 we secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. At June 30, 2010, $2,060,009 was outstanding under the mortgage loan agreement. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,100,000 of the $3,200,000 amount then outstanding was transferred to a term loan. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5% and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date. The mortgage loan is secured by a lien on our corporate headquarters.

As explained in the preceding paragraph, on November 23, 2009 we modified an existing term loan and mortgage loan. Under the modified terms, $1,100,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013. We will continue to pay monthly installments of $76,033 and the interest rate on the term loan will continue to be paid at the commercial bank’s prime interest rate plus  1/2%. At June 30, 2010, $1,134,306 was outstanding under the term loan agreement.

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which approximately $636,635 was outstanding at June 30, 2010.

Long-term debt decreased from $4,545,278 at September 30, 2009 to $3,830,950 at June 30, 2010, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the nine month period ended June 30, 2010 was $4,826,348 compared to $5,815,175 for the comparable period in 2009. In the nine month periods ended June 30, 2010 and 2009, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $4,043,428 and $5,105,131 in the nine month periods ended June 30, 2010 and 2009, respectively. Cash provided by operating activities was positively impacted by an increase in accrued deferred compensation of $297,718, a decrease in income taxes receivable of $411,948, and an increase in income taxes payable of $1,681,064 in the nine month period ended June 30, 2010. In addition, cash provided by operating activities was reduced by increases in accounts receivable, prepaid expenses and other current assets, and insurance settlement receivable and a reduction in accounts payable and other accrued liabilities. In aggregate these items reduced cash provided by operations by $4,463,940. In the nine month period ended June 30, 2009, cash provided by operating activities was positively impacted by an increase in accounts payable and accrued expenses of $362,643. In addition, in the nine month period ended June 30, 2009, cash provided by operating activities was reduced by increases in accounts receivable, inventory, income taxes receivable, prepaid expenses and other current assets and a reduction in our deferred compensation liability. In aggregate these items reduced cash provided by operations by $1,795,738.

Cash used in investing activities for the nine month period ended June 30, 2010 was $2,773,300 compared to $4,726,865 for the comparable period in 2009. In the nine month period ended June 30, 2010, the primary use of cash in investing activities related to the purchase of furniture and medical equipment and improvements to several of our existing centers. In addition, in June 2010 we acquired a building in which we will locate a Doctors Care center. In accordance with the purchase, we expended approximately $350,000. In the nine month period ended June 30, 2009, the primary use of cash in investing activities related to the renovation of our new corporate office and the purchase of furniture and medical equipment to outfit new centers and improvements to several of our existing centers.

Cash used in financing activities for the nine month period ended June 30, 2010 was $963,785. In the nine month period ended June 30, 2010 we paid $714,328 and $249,457 in payments related to other long-term debt and capital lease obligations, respectively. Cash provided by financing activities for the nine month period ended June 30, 2009 was $737,030. In the nine month period ended June 30, 2009 proceeds from borrowings, related to draws on the mortgage loan associated with the renovation of our corporate headquarters building, were $1,750,070. During that period we paid $731,725 and $281,315 in payments related to other long-term debt and capital lease obligations, respectively.

At June 30, 2010, we had cash of $3,844,419 compared to $2,755,156 at September 30, 2009, an increase of $1,089,263. Our working capital was $4,677,372 at June 30, 2010 compared to $3,220,224 at September 30, 2009.

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

Approximately $637,000 of our debt at June 30, 2010 was subject to fixed interest rates. Approximately $3,194,000 of our debt at June 30, 2010 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at June 30, 2010, our interest expense on an annualized basis would increase approximately $32,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. We have $3,792,320 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Such lease payments include lease agreements in place at June 30, 2010 and lease agreements entered subsequent to that date. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2010, 2011 and 2012 are $604,560, $2,240,901 and $946,769, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that the disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3	Defaults upon Senior Securities

This item is not applicable.

Item 4	[Reserved]

Item 5	Other Information

This item is not applicable.

Item 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32	Section 1350 Certification

99	Press Release dated August 16, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UCI Medical Affiliates, Inc. (Registrant)

/s/ D. Michael Stout, M.D.	/s/ Joseph A. Boyle, CPA
D. Michael Stout, M.D.	Joseph A. Boyle, CPA
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: August 16, 2010