Form 10-K
period 2010-09-30
UCI MEDICAL AFFILIATES INC
filed 2010-12-28
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on September 30, 2010 was approximately $6,955,843, based on the number of shares held by non-affiliates of the registrant and the reported last sale price of common stock on September 30, 2010 ($2.41), which was the last business day of the registrant’s most recently completed quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes. The registrant has no non-voting common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes    ☒    No  ☐

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at September 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrants fiscal year ended September 30, 2010, are incorporated by reference in Part III hereof.

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

General

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), UCI provides nonmedical management and administrative services for a network of freestanding medical centers. As of September 30, 2010, UCI provided services to 67 medical centers, 66 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (43 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 20 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina). We refer to these 67 medical centers as the “centers” throughout this Report. As such terms are defined below in PART I – ITEM 1. – BUSINESS – Organizational Structure,” we sometimes refer to the P.A., UCI, UCI-SC, and UCI-LLC collectively as the “Company” or as “we,” “us” and “our” throughout this Report.

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

Over the past five fiscal years we have increased the number of our centers by 56%. The number of centers in operation increased from 43 to 47 during fiscal year 2005. We added three Doctors Care offices (two in the Columbia, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Charleston, South Carolina region). The number of centers in operation increased from 47 to 52 during fiscal year 2006. We added two Doctors Care offices (one in the Columbia, South Carolina region and one in the Charleston, South Carolina region), three physical therapy offices (two in the Columbia, South Carolina region and one in the Charleston, South Carolina region), and one Wellness center (in the Columbia, South Carolina region), and we closed one physical therapy office (in the Columbia, South Carolina region). The number of centers increased from 52 to 58 during fiscal year 2007. We added five Doctors Care offices (three in the Charleston, South Carolina region and two in the Greenville-Spartanburg, South Carolina region) and one physical therapy office (in the Myrtle Beach, South Carolina region). The number of centers increased from 58 to 62 during fiscal year 2008. We added three Doctors Care offices (two in the Pee Dee, South Carolina region and one in the Myrtle Beach, South Carolina region) and one physical therapy office (in the Pee Dee, South Carolina region). The number of centers increased from 62 to 67 during fiscal year 2009. We added five Doctors Care offices (three in the Columbia, South Carolina region, one in the Myrtle Beach, South Carolina region and one in the Charleston, South Carolina region) and one physical therapy office (in the Columbia, South Carolina region). During 2009, we closed one Doctors Care office in the Columbia, South Carolina region). During 2010, we relocated one Doctors Care office in the Columbia, South Carolina region.

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

Medical Services Provided at the Centers

Our centers offer out-patient medical care for treatment of acute, episodic, and some minor chronic medical problems. The centers provide a broad range of medical services that would generally be classified as within the scope of urgent care, family practice, primary care, and occupational medicine. We also offer pediatric and orthopedic medical services at two of our centers, and physical therapy at our 20 physical therapy centers. Licensed medical providers, nurses, and auxiliary support personnel provide the medical services. The services provided at the centers include, but are not limited to, the following:

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

Our centers accept payment from a wide range of sources. These include patient payments at time of service (by cash, check, or credit card), patient billing, and assignment of insurance benefits (including Blue Cross Blue Shield, Workers’ Compensation, and other private insurance). We also provide services for members of the three largest health maintenance organizations (“HMOs”) operating in South Carolina – BlueChoice HealthPlan (“BCHP”), Cigna/HealthSource South Carolina, Inc., and SuperMed.

Revenues generated from billings to Blue Cross Blue Shield of South Carolina (“BCBS”) and its subsidiaries, BCHP and Companion Property and Casualty Insurance Company (“CP&C”), totaled approximately 38%, 40% and 40% of the Company’s total revenues for fiscal years 2010, 2009 and 2008, respectively. BCBS and its subsidiaries own approximately 68% of our outstanding common stock. (See Footnote 12 to audited Consolidated Financial Statements for information on related parties.)

During the past three fiscal years, we have continued our services provided to members of HMOs. In these arrangements, we, through the P.A., act as the designated primary caregiver for members of HMOs who have selected one of our centers or providers as their primary care provider. In fiscal year 1994, we began participating in an HMO operated by BCHP and CP&C, wholly owned subsidiaries of BCBS. (See Footnote 11 to audited Consolidated Financial Statements for information on related parties.) As of September 30, 2010, all of these HMOs use a discounted fee-for-service basis for payment. HMOs do not, at this time, have a significant penetration into the South Carolina market. We are not certain if the market share of HMOs will grow in the areas in which we operate centers.

Revenues in fiscal years 2010, 2009 and 2008, also reflect our occupational medicine and industrial healthcare services (these revenues are referred to as “employer paid” and “workers’ compensation” on the table depicted below). Approximately 13% of our total revenue was derived from these occupational medicine services in fiscal year 2010, while 13% and 15% were derived in fiscal years 2009 and 2008, respectively.

The following table sets forth our revenue and patient visits by revenue source for fiscal years 2010, 2009 and 2008:

	Percent of Patient Visits			Percent of Revenue
	2010	2009	2008	2010	2009	2008
Patient Pay	12	15	16	9	8	8
Employer Paid	7	6	8	2	2	3
HMO	4	5	6	4	6	7
Workers’ Compensation	8	9	10	11	11	12
Medicare/Medicaid	19	16	14	17	15	13
Insured Patients	46	45	43	53	54	55
Other (Commercial Indemnity, Champus, etc.)	4	4	3	4	4	2

	100	100	100	100	100	100

As insurers attempt to cut costs, they typically increase the administrative burden placed on providers by requiring referral approvals and by requesting hard copies of medical records before they will pay claims. The number of patients at our centers that are covered by managed care plans is significant and accounted for 53%, 54%, and 55% of our revenues in 2010, 2009 and 2008, respectively.

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

Competition and Marketing

All of our centers face competition, in varying degrees, from hospital emergency rooms, private doctor’s offices, other competing freestanding medical centers, hospital-supported urgent care offices and physical therapy offices. Some of these providers have financial resources that are greater than our resources. Our centers compete on the basis of accessibility, including evening and weekend hours, walk-in care, as well as limited appointment opportunities, and the attractiveness of our state-wide network to large employers and third-party payers. We have implemented substantial marketing efforts, which currently include radio, television and billboard advertisements. We employ a marketing director and also employ regional marketing representatives who develop and focus on promotional material. In addition, our regional marketing representatives use direct sales methods to support our occupational medical initiatives.

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

Third Party Payments

Approximately 17%, 15%, and 13% of our revenue in 2010, 2009 and 2008, respectively, was derived from payments made by government-sponsored healthcare programs (principally, Medicare and Medicaid). As a result, any change in the laws, regulations, or policies governing reimbursements could adversely affect our operations. See “PART I – ITEM 1. – BUSINESS – Healthcare Reform Initiatives” and “PART I – ITEM 1A. – RISK FACTORS – Changes to the laws, regulations, and policies governing government-sponsored healthcare programs could materially adversely affect our programs,” below. State and federal civil and criminal statutes also impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or erroneously bill governmental or other third-party payers for healthcare services. We believe we are in compliance with such laws, but we can give no assurance that our activities will not be challenged or scrutinized by governmental authorities.

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

Employees

As of September 30, 2010, we had 1,070 employees (767 on a full-time equivalent basis). This amount includes 193 medical providers employed by the P.A.

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

We have derived approximately 17%, 15% and 13% of our revenues in 2010, 2009 and 2008, respectively, from payments made by government-funded healthcare programs (principally, Medicare and Medicaid). Congress recently adopted the Patient Protection and Affordable Care Act (the “2010 Act”) which reforms the structure and funding for the U.S. healthcare system, including the Medicare and Medicaid programs. Various items of the 2010 Act could have a material adverse impact on government-sponsored healthcare programs, such as Medicare payments and increased taxes. Also, many states have enacted or are considering enacting measures designed to reduce Medicaid expenditures. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. We are unable to predict the future course of federal or state healthcare legislation. The 2010 Act and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operation.

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

As previously disclosed in our 2008 Annual Report on Form 10-K which was filed on February 2, 2010, we determined that our previously issued consolidated financial statements for all prior years and interim periods dating back to our fiscal year ended September 30, 2002 should no longer be relied upon because of errors in such financial statements. The restatement subjected us to significant cost and a number of additional risks and uncertainties, including the following:

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

Departures of our key personnel or directors may impair our business operations.

We have two executive officers. D. Michael Stout, M.D., serves as our President and Chief Executive Officer. Joseph A. Boyle, CPA, serves as our Executive Vice President and Chief Financial Officer. They are instrumental in our organization and are the key executives in charge of our medical and business operations. We cannot be assured of the continued service of either of them and each of them would be difficult to replace. Additionally, our directors’ community involvement, diverse backgrounds, and extensive business relationships are important to our success.

Because of the nature of our business, we run the risk that we will be unable to collect the fees that we have earned.

Virtually all of our consolidated net revenue was earned in the past, and we believe will be earned in the future, from our medical centers’ charges for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable, and delays associated with reimbursement by third-party payers, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments, and penalties resulting from audits by payers may require us to borrow funds to meet our current obligations or may otherwise have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to certain special risks in connection with goodwill reported on our balance sheet.

As a result of our various acquisition transactions, goodwill (net of accumulated amortization) of approximately $3.4 million has been recorded on our balance sheet as of September 30, 2010. Because of a change in accounting principles adopted by the accounting profession, we ceased amortizing our goodwill in the fiscal year ending September 30, 2002. Instead, after an initial review of our goodwill for impairment in connection with our adoption of this new accounting principle, we analyze our goodwill on an annual basis for impairment of value. During 2009, we deemed $41,000 of goodwill to be impaired due to the closure of the center with which it was related. Otherwise, under these current accounting principles, our net unamortized balance of goodwill was not considered to be impaired as of September 30, 2010.

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

On February 13, 2009, our common stock was delisted from the Over-the-Counter Bulletin Board (“OTCBB”) as a result of our failure to timely file with the SEC our Annual Report on Form 10-K. Such failure was due to an investigation of the fraudulent activities of our former Chief Financial Officer. Since February 13, 2009, our common stock has traded on the Pink Sheets Electronic Over-the-Counter Market (“Pink Sheets”). Consequently, our stockholders may find disposing of shares of our common stock and obtaining accurate quotations of its market value more difficult. In addition, the delisting may make our common stock substantially less attractive as:

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

Currently, we have no plans to pay dividends on our common stock in the foreseeable future.

It is our current intention to retain future earnings, if any, for use in the operation and expansion of our business. Consequently, we do not currently plan to pay dividends until we recover any losses that we have incurred. Additionally, our future dividend policy will depend on our earnings, financial condition, liquidity and other factors that our Board of Directors considers relevant.

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

As of September 30, 2010, BCBS owned in the aggregate 6,726,019 shares, or approximately 68 percent, of our outstanding common stock. Under various agreements among BCHP and us, we have given these companies the right at any time to purchase from us the number of shares of our voting stock as is necessary for BCBS and its affiliated entity, as a group, to obtain and then maintain an aggregate ownership of not less than 48 percent of our outstanding voting stock. To the extent the BCBS subsidiary exercises its right in conjunction with a sale of voting stock by us to other parties, the price to be paid by the BCBS subsidiary is the average price to be paid by the other purchasers in that sale. Otherwise, the price is the average closing bid price of our voting stock on the ten trading days immediately preceding the election by the BCBS subsidiary to exercise its purchase rights. Consequently, to the extent the BCBS subsidiary elects to exercise any or a portion of its rights under these anti-dilution agreements, the sale of shares of common stock to the BCBS subsidiary will have the effect of further reducing the percentage voting interest in us represented by a share of the common stock.

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

During fiscal year 2008, UCI-LLC entered into a loan agreement with a financial institution to finance the purchase of, and renovations to, a new corporate headquarters located in Columbia, South Carolina. At September 30, 2010, the outstanding balance on the loan was approximately $2,036,000. The note has a variable interest rate based on the Adjusted Libor Rate and the balance is payable in equal monthly installments of principal and interest in the amount of $11,407 with the balance due on March 5, 2015. The promissory note is collateralized by a lien on the property.

During fiscal year 2008, a center located in Surfside Beach, South Carolina was purchased by UCI-LLC for a total purchase price of $815,000. This property was previously rented by UCI-SC and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At September 30, 2010, the outstanding balance on the mortgage loan was approximately $628,000. The promissory note accrues interest at a rate of 5.95 percent per annum. Monthly principal and interest payments are $5,890. The entire unpaid balance of principal and interest will be due on July 16, 2013.

Our centers are broadly distributed throughout the State of South Carolina, and one is in Knoxville, Tennessee. The locations of our centers are more fully described under the caption, “PART 1. – ITEM 1. BUSINESS – The Centers.” Our corporate offices are located in a newly renovated free-standing building in Columbia, South Carolina which is owned by UCI-LLC.

All of our centers are leased by UCI-SC, except for the two centers which are owned by UCI-LLC. The centers are generally located on well-traveled streets or highways, with easy access. Each property offers free, off-street parking immediately adjacent to the center. Our lease terms range from five to twenty years. Most of our leases are classified as operating leases; however, we have seventeen leases that are classified as capital leases as of September 30, 2010. All of our capital leases have lease terms of twenty years and all have been executed since 2004. At September 30, 2010, we reported assets and liabilities of $12,396,711 and $13,723,418, respectively, associated with our capital leases related to real estate leases. Two centers are leased from physician employees of the P.A.

In November 2010, we completed the renovation of and opened a new Doctors Care center located in Columbia, South Carolina. In addition, in November 2010, we acquired a property in Newberry, South Carolina for $285,000 and have commenced the construction of a new facility which will house a Doctors Care and Progressive Physical Therapy center. We expect the new centers will be opened late in our second quarter or early in our third quarter of 2011.

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

In conjunction with our collection efforts pursuant to the Judgment, we filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. In conjunction with such claims, we received an insurance settlement in the amount of $2,732,840 which was recognized in 2010. The recovery reflects a reduction from the amount of the Judgment for the policy deductible and other adjustments related to amounts we have collected from Mr. Wells and expenses we incurred in conjunction with our collection efforts. In conjunction with the recovery, we assigned our claims against certain third parties to the insurance carrier that paid the recovery. We, however, retained our right to pursue certain claims against our former independent registered public accounting firm which are unrelated to the fraud losses recovered from the insurance carrier. Our initial claim against our former registered independent public accounting firm is approximately $2.1 million; however, we may claim additional damages as they are ascertained. Efforts to collect such losses from our former independent registered public accounting firm have commenced. Even though we intend to vigorously pursue such claim, we can give no assurances that our claim will result in any recovery from our former independent registered public accounting firm.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price
	High	Low
Fiscal Year Ended September 30, 2010
1st quarter (10/01/09 - 12/31/09)	$2.60	$1.56
2nd quarter (01/01/10 - 03/31/10)	2.75	1.91
3rd quarter (04/01/10 - 06/30/10)	2.69	1.15
4th quarter (07/01/10 - 09/30/10)	2.45	1.45
Fiscal Year Ended September 30, 2009
1st quarter (10/01/08 - 12/31/08)	$2.49	$1.80
2nd quarter (01/01/09 - 03/31/09)	2.13	0.35
3rd quarter (04/01/09 - 06/30/09)	3.00	0.75
4th quarter (07/01/09 - 09/30/09)	2.75	1.01

As of September 30, 2010, there were 233 stockholders of record of UCI’s common stock, excluding shareholders whose shares are held by a broker in street name.

UCI has not paid cash dividends on its common stock since its inception and has no current plans to declare cash dividends in the foreseeable future.

During the fiscal year ended September 30, 2010, there were no shares of common stock issued by UCI upon the exercise of options which were registered under the Securities Act.

As of September 30, 2010, the high and low bid prices for our common stock on the Pink Sheets were $2.41 and $2.41, respectively.

No equity securities of UCI were repurchased by UCI during the fiscal year ended September 30, 2010.

Equity Compensation Plan Information

During the fiscal year ended September 30, 2010, there were no securities issued upon exercise of outstanding options, warrants and rights, and no securities remaining available for future issuance, under equity compensation plans approved or not approved by security holders.

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

The following graph compares cumulative total shareholder return of UCI’s common stock over a five-year period with The NASDAQ Composite Index, Morningstar Medical Care Index, and the 2009 Peer Group of companies for the same period. Total shareholder return represents stock price changes and assumes the reinvestment of dividends. The graph assumes the investment of $100 on October 1, 2005.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
DOLLARS
2005
2006
2007
2008
2009
2010
UCI Medical Affiliates, Inc.
NASDAQ Composite Index
Morningstar Medical Care Index
2009 Peer Group

	Fiscal Year Ended
	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
UCI Medical Affiliates, Inc.	$100.00	$104.53	$125.44	$88.85	$95.82	$83.97
NASDAQ Composite Index	$100.00	$105.83	$127.44	$99.42	$101.93	$114.78
Morningstar Medical Care Index	$100.00	$104.49	$104.11	$92.87	$88.75	$92.45
2009 Peer Group	$100.00	$92.94	$112.77	$88.24	$106.96	$147.43

The members of the 2009 Peer Group are Continucare Corporation, IntegraMed America, Inc., and Metropolitan Health Networks. Pediatrix Medical Group, Inc. was removed from the 2009 Peer Group following their acquisition by MEDNAX, Inc. The returns of each company in the 2009 Peer Group and the Morningstar Medical Care Index have been weighted according to their respective stock market capitalization for purposes of arriving at a Peer Group average. The Morningstar Medical Care Index contains approximately 110 companies in our industry. We will discontinue comparing our total shareholder return to the 2009 Peer Group which contains only three companies. The prices of UCI’s common stock used in computing the returns reflected above are the average of the high and low bid prices reported for UCI’s common stock during the fiscal year ended on such dates.

ITEM 6.	SELECTED FINANCIAL DATA

STATEMENTS OF INCOME DATA

	Years ended September 30,
	2010	2009	2008	2007	2006
Revenues	$86,905,329	$80,350,452	$77,045,256	$71,645,715	$62,287,914
Operating expenses	71,574,779	63,613,355	61,244,515	56,804,833	49,319,085

Operating margin	15,330,550	16,737,097	15,800,741	14,840,882	12,968,829

General and administrative expenses	13,021,060	12,472,412	14,056,608	12,588,646	11,085,785

Income from operations	2,309,490	4,264,685	1,744,133	2,252,236	1,883,044

Recovery of misappropriation loss	2,732,840	776,672	—	—	—

Income before income taxes	5,042,330	5,041,357	1,744,133	2,252,236	1,883,044

Income tax expense	1,906,370	1,946,468	666,714	910,195	771,320

Net income	$3,135,960	$3,094,889	$1,077,419	$1,342,041	$1,111,724

Basic earnings per share	$0.32	$0.31	$0.11	$0.14	$0.11

Basic weighted average common shares outstanding	9,934,072	9,941,544	9,914,122	9,881,613	9,783,502

Diluted earnings per share	$0.32	$0.31	$0.11	$0.14	$0.11

Diluted weighted average common shares outstanding	9,934,072	9,941,544	9,914,122	9,915,524	9,858,959

BALANCE SHEET DATA

	As of September 30,
	2010	2009	2008	2007	2006
					unaudited (1)
Working capital	$5,347,998	$3,220,224	$2,893,448	$3,131,840	$3,327,514
Property and equipment, net	14,747,283	14,203,029	10,935,156	8,533,327	7,495,676
Capital leases, net	12,488,271	13,279,797	9,334,040	6,667,718	3,335,790
Total assets	47,052,485	45,917,358	37,539,241	34,015,661	27,347,424
Long-term debt, including current portion	3,580,618	4,545,278	3,754,139	2,587,164	3,519,410
Capital lease obligations, including current portion	13,723,418	14,050,450	9,784,416	6,830,339	3,320,163
Stockholders’ equity	20,647,483	17,511,523	14,377,447	13,300,028	11,778,516
Book value per share	$2.08	$1.76	$1.45	$1.34	$1.20

(1)

The “BALANCE SHEET DATA” as of September 30, 2006 was restated in our 2008 Annual Report on Form 10-K. Such restatement and an explanation of the restatement adjustments are described in our 2008 Annual Report on Form 10-K under the caption, “PART II – ITEM 6. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Restatements and Related Matters. The restatement adjustments as of September 30, 2006 were not audited and, accordingly, such information is deemed to be unaudited data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Through our wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), we provide nonmedical management and administrative services for a network of 67 freestanding medical centers. With the exception of one center which is located in Knoxville, Tennessee, all of the centers are located in South Carolina. The centers operate under the names of Doctors Care (44 centers), Progressive Physical Therapy (20 centers), Carolina Orthopedic & Sports Medicine (1 center), Luberoff Pediatrics (1 center) and Doctors Wellness Center (1 center).

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

Comparison of Fiscal Year Ended September 30, 2010 to Fiscal Year Ended September 30, 2009 and Comparison of Fiscal Year Ended September 30, 2009 to Fiscal Year Ended September 30, 2008

Revenues and Operating Expenses

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

The following table sets forth our revenues, operating expenses and operating margin for the three fiscal years ended September 30, 2010.

	For the years ended September 30,
	2010	2009	2008
Revenues	$86,905,329	$80,350,452	$77,045,256
Operating Expenses	71,574,779	63,613,355	61,244,515

Operating Margin	$15,330,550	$16,737,097	$15,800,741

Comparison of Revenues and Operating Expenses in 2010 to 2009

We recognized revenues of $86,905,329 in fiscal year 2010 compared to revenues of $80,350,452 in fiscal year 2009. The increase in our revenues between our 2010 and 2009 fiscal years of $6,554,877, or 8.16% was the result of two primary factors. First, we opened four new Doctors Care centers during the third and fourth quarters of 2009 which contributed significantly to the increase in revenues for the year ended September 30, 2010. The centers we opened during the third and fourth quarters of 2009 contributed revenues of approximately $4,671,000 in the year ended September 30, 2010 in excess of the revenues those centers contributed in 2009. Revenues related to centers that were opened prior to the third quarter of 2009 increased by approximately $1,743,000 in the year ended September 30, 2010 compared to the revenues of those centers in 2009. Most of the revenue increase associated with those centers was realized in the first quarter of 2010. We believe the revenue increase was primarily due to the severity of the H1N1 flu virus during the first quarter of 2010.

Our operating expenses were $71,574,779 in fiscal year 2010 compared to operating expenses of $63,613,355 in fiscal year 2009, an increase of $7,961,424, or 12.52%. Of the total increase, operating expenses associated with the four new Doctors Care centers we opened in the third and fourth quarter of 2009 increased by approximately $4,585,000 in 2010 compared to the operating expenses of those centers in 2009. In addition, operating expenses associated with centers opened prior to the third quarter of 2009 increased by approximately $3,377,000, of which $3,305,000 related to increased compensation-related cost.

Comparison of Revenues and Operating Expenses in 2009 to 2008

We recognized revenues of $80,350,452 in fiscal year 2009 compared to revenues of $77,045,256 in fiscal year 2008. The increase in our revenues between our 2009 and 2008 fiscal years of approximately $3,305,196, or 4.29% was primarily the result of the revenues contributed by the six centers we opened in 2009 and the revenues of the four centers we opened at various times in 2008. In 2009, centers that were opened in 2009 contributed revenues of approximately $3,327,000 to total revenues. Centers that were opened in 2008 contributed approximately $1,167,000 of revenues in 2009 in excess of the amount of revenues the same centers contributed in 2008. A decrease of approximately $1,189,000 in revenues associated with our other centers was due to two principal factors. First, we closed one Doctors Care center in January of 2009. That center contributed revenues of approximately $600,000 in 2008 in excess of the revenues it contributed in 2009. In addition, the number of patient encounters at centers, including the center that we closed, which were open prior to 2008 decreased by approximately 3.0% during 2009. The decrease in patient encounters was partially offset by slight increases in other variables such as increases in our charges and reimbursement rates. We believe the decrease in patient encounters primarily resulted from the generally poor economic conditions in 2008 which carried over into 2009 and increased competition.

Our operating expenses were $63,613,355 in fiscal year 2009 compared to $61,244,515 in fiscal year 2008. The increase of $2,368,840, or 3.87%, was due primarily to the costs associated with the opening of the new centers in 2009 and the full year effect of the costs associated with the centers opened in 2008. In 2009, operating expenses related to centers that were opened in 2009 were approximately $2,478,000. Operating expenses related to centers that were opened in 2008 were approximately $1,080,000 higher in 2009 than the operating expenses related to the centers in 2008. Operating expenses related to the center we closed in 2009 were approximately $429,000 lower in 2009 than the operating expenses related to the same center in 2008. In addition, depreciation expense which was classified as an operating expense was impacted in 2008 by approximately $600,000 due to a change in estimate. Operating expenses in 2009 were also favorably impacted by reduced bad debt expense in 2009 compared to 2008 of $337,412. This decrease was a result of more aggressive collection efforts and the continued improvements in account management related to the migration to a new billing and receivables management system.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

The following table sets forth our G&A expenses for the three fiscal years ended September 30, 2010.

	For the years ended September 30,
	2010	2009	2008
General and administrative expenses	$13,021,060	$12,472,412	$14,056,608

Comparison of G&A Expenses in 2010 to 2009

Our G&A expenses were $13,021,060 in fiscal year 2010 compared to $12,472,412 in fiscal year 2009. The increase of $548,648, or 4.40%, was due to several factors. First, compensation related cost increased approximately $566,000. The increase was due to the increase in the payment of nonexecutive bonuses in 2010 compared to 2009 and the addition of several management employees. In addition, depreciation and maintenance and utilities increased by approximately $212,000 and $127,000, respectively, primarily as a result of a full year of occupancy in our new corporate headquarters building. The overall increase in G&A expenses was offset by a reduction in professional fees and misappropriation losses of approximately $334,000 and $102,000, respectively. Such reductions were due to the commencement and conclusion of an investigation of our previous Chief Financial Officer in 2009 as more fully discussed below under the caption, “Recovery of Misappropriation Loss.”

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

In conjunction with our collection efforts pursuant to the Judgment, we filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. In conjunction with such claims, we received an insurance settlement in the amount of $2,732,840 which was recognized in 2010. The recovery reflects a reduction from the amount of the Judgment for the policy deductible and other adjustments related to amounts we have collected from Mr. Wells and expenses we incurred in conjunction with our collection efforts. In conjunction with the recovery, we assigned our claims against certain third parties to the insurance carrier that paid the recovery. We, however, retained our right to pursue certain claims against our former independent registered public accounting firm which are unrelated to the fraud losses recovered from the insurance carrier. Our initial claim against our former registered independent public accounting firm is approximately $2.1 million; however, we may claim additional damages as they are ascertained. Efforts to collect such losses from our former independent registered public accounting firm have commenced. Even though we intend to vigorously pursue such claim, we can give no assurances that our claim will result in any recovery from our former independent registered public accounting firm.

Further, on February 20, 2009, our Board of Directors passed a resolution declaring a forfeiture of Mr. Wells’ interest in our deferred compensation plan. On February 23, 2009, Mr. Wells signed a voluntary relinquishment of his interest in the deferred compensation plan. We do not deem the forfeiture of Mr. Wells’ interest in the deferred compensation plan as a partial settlement of amounts he owes us under the Judgment. Rather, we deem such amount as a nullity as of the date of the resolution of our Board of Directors because any such interest in the deferred compensation plan had been conditionally credited to Mr. Wells under false pretenses. The amount of the conditional liability associated with the deferred compensation plan at the time of forfeiture was $585,422. In addition, in 2009 we recovered 11,400 shares of our common stock which had been previously issued to Mr. Wells as compensation, the aggregate value of which was $31,350 on the date of recovery. During 2009, we also recovered other miscellaneous items of personal property from Mr. Wells which was valued at $49,900 and collected $110,000 from the sales of other assets in which Mr. Wells had an interest.

Comparison of Income Tax Expenses in 2010 to 2009 and 2009 to 2008

Our income tax expense was $1,906,370 in fiscal year 2010 compared to $1,946,468 in fiscal year 2009 and our effective tax rates were 37.8% and 38.6%, respectively. Our income tax expense was $666,714 in fiscal year 2008 and our effective tax rate was 38.2%. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognized for tax purposes.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are to fund working capital for current operations, including the expansion of our business through opening new centers, and servicing our long-term debt. Typically, the cash requirements associated with the opening of new centers involve the funding of real estate, the purchase of furniture and medical equipment necessary to provide medical services and funding the operations of the new centers until such time as they generate positive cash flows. The primary sources to meet our liquidity and capital requirements are funds generated from operations, a $1,000,000 line of credit with a commercial bank and other term and mortgage loans.

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at September 30, 2010 and is secured by our accounts receivable. At September 30, 2010 and 2009, we had no outstanding borrowings under the line of credit. During 2010, the maximum amount outstanding under the line of credit was $1,000,000, the average amount outstanding was approximately $305,000 and we recognized interest expense of $2,800 related to the line of credit. During 2009, the maximum amount outstanding under the line of credit was $1,000,000, the average amount outstanding was approximately $295,000 and we recognized interest expense of $9,602 related to the line of credit.

In 2008 we secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. Under the terms of the mortgage loan agreement we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to a term loan. At September 30, 2010, $2,035,635 was outstanding under the mortgage loan agreement. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR (0.257% at September 30, 2010) plus 2.5%, and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

At September 30, 2010, we had a term loan outstanding with a commercial bank in the amount of $916,378. The term loan is payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan is the commercial bank’s prime interest rate (3.25% at September 30, 2010) plus  1/2%. Prior to June 2009, the term loan was extended, and it was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013.

Additionally, in the fiscal year ending September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which $628,605 was outstanding at September 30, 2010. Monthly principal and interest payments are $5,890. Remaining unpaid principal and interest will be due on July 16, 2013.

Long-term debt decreased from $4,545,278 at September 30, 2009 to $3,580,618 at September 30, 2010, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

Cash provided by operating activities for the fiscal year ended September 30, 2010 was $7,394,233 compared to $7,654,538 for the fiscal year ended September 30, 2009. Cash provided by operating activities for the fiscal year ended September 30, 2008 was $5,270,143. In each of the three years ended September 30, 2010, cash provided by operations resulted primarily from net income, and was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable, depreciation and amortization and the provision for deferred income taxes. In aggregate, such non-cash charges increased cash provided by operating activities by $6,505,062, $7,399,971 and $5,944,600 for the years ended September 30, 2010, 2009 and 2008, respectively. Such increase was partially offset by continued growth in our accounts receivable of $1,783,131, $2,811,304, and $2,037,045 for the years ended September 30, 2010, 2009 and 2008, respectively. In the year ended September 30, 2010, activities related to other operating assets and liabilities decreased cash provided by operating activities by $437,882. In the year ended September 30, 2009 and 2008, activities related to other operating assets and liabilities decreased cash provided by operating activities by $262,516 and $258,342, respectively.

Cash used in investing activities for the fiscal year ended September 30, 2010 was $4,271,083 compared to $6,069,188 for the fiscal year ended September 30, 2009. Cash used by investing activities for the fiscal year ended September 30, 2008 was $5,335,089. In each of the three years ended September 30, 2010, a major use of cash in investing activities related to the purchases of property and equipment, a significant amount of which related to the purchase of furniture and medical equipment to outfit the new centers we opened in each of the three years ended September 30, 2010. In 2010, cash used by investing activities included approximately $956,000 related to the acquisition of two properties in which we have opened or will open new Doctors Care centers. Further, in 2010, we invested cash of approximately $801,000 in renovation of those centers and another leased property in which we relocated an existing Doctors Care and Progressive Physical Therapy center. Additionally, as discussed above, in fiscal year 2008, we purchased a medical office and acquired and began renovations of a new corporate office which was completed in 2009. In 2009 and 2008, we expended approximately $2,300,000 and $1,800,000, respectively, of cash resources to acquire and renovate the new corporate office.

Cash used in financing activities for the fiscal year ended September 30, 2010 was $1,291,692 and related to regular principal paydowns on loans and capital lease obligations. Cash provided by financing activities for the fiscal years ended September 30, 2009 and 2008 was $400,157 and $347,172, respectively. In 2009 and 2008, the increase in our financing activities resulted primarily from the financing activities related to the acquisition and renovation of the property for a new corporate office. In addition, in the year ended September 30, 2009, we financed the acquisition of one medical office. Such financing activities were offset by the liquidation in 2008 of amounts outstanding under our line of credit as of September 30, 2007.

At September 30, 2010, we had cash and cash equivalents of $4,586,614 compared to $2,755,156 at September 30, 2009, an increase of $1,831,458. Our working capital was $5,347,998 at September 30, 2010 compared to $3,220,224 at September 30, 2009.

Contractual Obligations

The following table summarizes our contractual obligations, including interest as applicable, as of September 30, 2010:

	Payment Due By Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	>5 Years
Long-term Debt	$3,947,503	$1,119,960	$948,963	$1,878,580	$—
Capital Leases	28,664,465	1,682,252	3,364,504	3,364,504	20,253,205
Operating Leases	28,295,387	3,607,183	6,170,733	4,679,431	13,838,040

Please refer to Footnotes 4 and 6 to our Consolidated Financial Statements included in this report.

We are also subject to purchase obligations related to the construction of a new center in Newberry, SC. Under the terms of the contracts we expect to incur approximately $1,100,000 of costs within the next twelve months.

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

Approximately $628,000 of our debt at September 30, 2010 was subject to fixed interest rates. Approximately $2,953,000 of our debt at September 30, 2010 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2010, our interest expense on an annualized basis would increase approximately $30,000 for each increase of one percent in the prime rate.

We also have exposure to increases in the consumer price index associated with certain operating and capital leases we have entered, all of which relate to our leased real estate. At September 30, 2010, we had $3,833,738 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2011, 2012 and 2013 are $2,240,901, $946,769 and $646,068, respectively.

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

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders

UCI Medical Affiliates, Inc.

Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of UCI Medical Affiliates, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UCI Medical Affiliates, Inc. as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ELLIOTT DAVIS, LLC

Columbia, South Carolina
December 28, 2010

SIGNED ORIGINAL ON ELLIOTT DAVIS, LLC LETTERHEAD

IS ON FILE IN THE CORPORATE OFFICE OF

UCI MEDICAL AFFILIATES, INC.

UCI Medical Affiliates, Inc.

Consolidated Balance Sheets

September 30, 2010 and 2009

	2010	2009
Assets
Current Assets
Cash	$4,586,614	$2,755,156
Certificates of deposit	755,990	—
Accounts receivable, net of allowance for doubtful accounts of $1,375,856 and $1,547,367	5,810,442	6,648,194
Inventory	1,066,555	1,196,903
Income taxes receivable	187,346	411,948
Deferred taxes	910,568	1,374,385
Prepaid expenses and other current assets	331,356	434,613

Total current assets	13,648,871	12,821,199

Property and equipment, less accumulated depreciation of $16,424,672 and $15,959,380	14,747,283	14,203,029
Leased property under capital leases, less accumulated amortization of $2,736,632 and $1,911,931	12,448,271	13,279,797
Deferred taxes	94,634	114,805
Restricted investments	2,172,840	1,765,294
Goodwill, less accumulated amortization of $2,493,255	3,350,501	3,350,501
Other assets	590,085	382,733

Total Assets	$47,052,485	$45,917,358

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$995,042	$924,839
Obligations under capital leases	329,841	327,031
Accounts payable	566,667	865,119
Payable to patients and insurance carriers	1,586,050	1,927,039
Accrued salaries and payroll taxes	3,019,380	3,736,387
Accrued compensated absences	638,026	618,025
Other accrued liabilities	1,165,867	1,202,535

Total current liabilities	8,300,873	9,600,975

Long-term liabilities
Deferred compensation liability	2,124,976	1,461,002
Long-term debt, net of current portion	2,585,576	3,620,439
Obligations under capital leases	13,393,577	13,723,419

Total long-term liabilities	18,104,129	18,804,860

Total Liabilities	26,405,002	28,405,835

Commitments and contingencies (Note 10)	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued - 9,945,472 shares; outstanding - 9,934,072 shares	497,274	497,274
Treasury stock - 11,400 shares	(31,350)	(31,350)
Paid-in capital	22,173,993	22,173,993
Accumulated deficit	(1,992,434)	(5,128,394)

Total Stockholders’ Equity	20,647,483	17,511,523

Total Liabilities and Stockholders’ Equity	$47,052,485	$45,917,358

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Income

Years ended September 30, 2010, 2009 and 2008

	2010	2009	2008
Revenues	$86,905,329	$80,350,452	$77,045,256
Operating expenses	71,574,779	63,613,355	61,244,515

Operating margin	15,330,550	16,737,097	15,800,741

General and administrative expenses	13,021,060	12,472,412	14,056,608

Income from operations	2,309,490	4,264,685	1,744,133

Recovery of misappropriation loss	2,732,840	776,672	—

Income before income taxes	5,042,330	5,041,357	1,744,133

Income tax expense	1,906,370	1,946,468	666,714

Net income	$3,135,960	$3,094,889	$1,077,419

Basic earnings per share	$0.32	$0.31	$0.11

Basic weighted average common shares outstanding	9,934,072	9,941,544	9,914,122

Diluted earnings per share	$0.32	$0.31	$0.11

Diluted weighted average common shares outstanding	9,934,072	9,941,544	9,914,122

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2010, 2009 and 2008

	Common Stock		Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at September 30, 2007	9,914,122	$495,706	$22,105,024	$—	$(9,300,702)	$13,300,028
Net income	—	—	—	—	1,077,419	1,077,419

Balance at September 30, 2008	9,914,122	495,706	22,105,024	—	(8,223,283)	14,377,447
Net income	—	—	—	—	3,094,889	3,094,889
Common stock issued for compensation	31,350	1,568	68,969	—	—	70,537
Recovery of common stock issued for compensation	—	—	—	(31,350)	—	(31,350)

Balance at September 30, 2009	9,945,472	497,274	22,173,993	(31,350)	(5,128,394)	17,511,523
Net income	—	—	—	—	3,135,960	3,135,960

Balance at September 30, 2010	9,945,472	$497,274	$22,173,993	$(31,350)	$(1,992,434)	$20,647,483

The accompanying notes are an integral part of these consolidated financial statements.

UCI Medical Affiliates, Inc.

Consolidated Statements of Cash Flows

Years ended September 30, 2010, 2009 and 2008

	2010	2009	2008
Operating activities:
Net income	$3,135,960	$3,094,889	$1,077,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	2,620,883	2,349,485	2,686,897
Depreciation and amortization	3,213,243	3,104,017	3,024,853
Loss (gain) on disposal of property and equipment	74,605	(400)	59,756
Deferred taxes	483,988	1,946,469	232,850
Unrealized (gain) loss on restricted and other investments	(100,381)	265,248	483,755
Recovery of common stock issued for compensation	—	(31,350)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,783,131)	(2,811,304)	(2,037,045)
Inventory	130,348	(241,011)	1,677
Income taxes receivable	224,602	(225,000)	771,152
Prepaid expenses and other current assets	103,257	(53,910)	123,756
Accounts payable and accrued expenses	(1,373,115)	816,887	(1,106,975)
Deferred compensation	663,974	(559,482)	(47,952)

Cash provided by operating activities	7,394,233	7,654,538	5,270,143

Investing activities:
Purchases of property and equipment	(3,000,576)	(5,619,190)	(4,891,279)
Proceeds from sale of property	—	400	—
Increase in other assets	(168,786)	(59,049)	(9,999)
Purchase of certificates of deposit	(755,990)	—	—
Purchase of restricted investments	(345,731)	(391,349)	(433,811)

Cash used in investing activities	(4,271,083)	(6,069,188)	(5,335,089)

Financing activities:
Net payments on line of credit	—	—	(415,888)
Proceeds from borrowings on loans	—	1,750,070	2,095,487
Principal payments on loans	(964,660)	(958,931)	(928,512)
Principal payments on capital lease obligations	(327,032)	(390,982)	(307,404)
Payments on other long-term obligations	—	—	(96,511)

Cash provided by (used in) financing activities	(1,291,692)	400,157	347,172

Increase in cash and cash equivalents	1,831,458	1,985,507	282,226
Cash and cash equivalents at beginning of year	2,755,156	769,649	487,423

Cash and cash equivalents at end of year	$4,586,614	$2,755,156	$769,649

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,534,411	$1,319,279	$1,241,691
Income taxes	$1,422,778	$225,000	$412,000

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$4,657,016	$3,261,481
Issuance of common stock for compensation	$—	$70,537	$—
Transfer of restricted investments to other assets	$—	$266,950	$—

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

Basis of Preparation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less at their acquisition date to be cash equivalents. At September 30, 2010, the Company had cash deposits in excess of federally insured limits in the approximate amount of $5,192,754.

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

Upon disposal of depreciable property, the asset accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in the consolidated statements of income.

Long-Lived Asset Impairment

The Company periodically evaluates its long-lived assets for impairment. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. The carrying values of long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the three years ended September 30, 2010, the Company recognized no material impairment losses related to long-lived assets.

Goodwill

Goodwill represents the excess of cost over the fair value of assets acquired. Goodwill and intangible assets with indefinite lives are assessed for impairment at least annually using a fair-value-based approach. For the three years ended September 30, 2010, the Company recognized no material impairment losses related to goodwill.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. Available market information includes current market rates and instruments with the same or similar risk and maturities. Judgment is required in interpreting data to develop the estimates of fair value. Accordingly, management’s estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Management’s fair value estimates are based on pertinent information available to management as of September 30, 2010 and 2009. The Company’s financial instruments consist mainly of cash, certificates of deposit, accounts receivable, restricted and other investments, notes payable, lines of credit, all accounts payable, the deferred compensation liability and capital lease obligations. The Company’s capital lease obligations are reported at the net present value of future minimum lease payments based on rates of interest implicit in the lease at the lease inception and are not reported at fair value in the accompanying financial statements. The Company’s restricted and other investments consist of Company owned life insurance policies that are reported at the cash surrender value of the policies as of the reporting date. The Company’s deferred compensation liability is reported at the balances accrued to participants, based on their participation and elections under the plan, as of the reporting date. The carrying amounts of the Company’s cash, certificates of deposit, accounts receivable, and all accounts payable approximate fair value due to the short-term nature of these instruments. At September 30, 2010 and 2009, the carrying value of the Company’s loans payable approximate fair value based on the terms of the obligations.

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

Concentration of Credit Risk

In the normal course of providing healthcare services, the Company extends credit to patients without requiring collateral. The Company assesses its ability to collect balances due and allowances are established to provide for management’s estimate of uncollectible balances. Approximately 18% of the Company’s year end accounts receivable balance is due from Blue Cross and Blue Shield of South Carolina and its subsidiaries (“BCBS”). No other single payer represents more than 5% of the year end balance. Future revenues of the Company are largely dependent on third-party payers and private insurance companies.

Revenues generated from billings to a major third-party payer, BCBS, totaled approximately 38%, 40% and 40% of the Company’s total revenues for fiscal years 2010, 2009 and 2008, respectively. BCBS owns approximately 68% of the Company’s common stock. Revenues generated from billings to state worker’s compensation plans totaled approximately 11%, 11% and 12% of the Company’s total revenues for the fiscal years 2010, 2009 and 2008, respectively.

Stock Based Compensation

The Company recognizes compensation costs related to share-based payment transactions ratably in its financial statements over the period that an employee provides service in exchange for the award. The Company applies the modified prospective method to account for its share-based payments. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. At September 30, 2010 and 2009, the Company had no nonvested stock options outstanding in any of its plans.

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

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the eight fiscal years ending September 30, 2010 are open for examination.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at September 30, 2010. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income as they occur.

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

New Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts for the fiscal years ending September 30, 2010, 2009 and 2008 are as follows:

	Fiscal Year
	2010	2009	2008
Balance at beginning of year	$1,547,367	$2,872,120	$2,267,794
Additions	2,620,883	2,349,485	4,549,479
Write-offs, net of recoveries	(2,792,394)	(3,674,238)	(3,945,153)

Balance at end of year	$1,375,856	$1,547,367	$2,872,120

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

	Useful Life	2010		2009
	Range (in years)	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land	N/A	$461,098	$—	$461,098	$—
Building	5 - 40	3,812,533	172,530	3,801,065	58,745
Leasehold Improvements	5 - 15	7,189,734	3,984,202	7,007,873	3,904,282
Construction In Progress	N/A	1,254,294	—	—	—
Furniture & Fixtures	5 - 10	3,856,360	2,916,724	4,246,250	2,930,983
EDP – Companion	5	1,294,958	1,294,958	1,175,676	1,175,676
EDP – Other	5 - 10	4,279,398	2,539,496	3,789,837	1,992,152
Medical Equipment	5 - 10	6,610,907	3,638,756	7,021,126	3,982,499
Other Equipment	5 - 10	2,299,834	1,794,623	2,545,700	1,842,360
Autos	5 - 10	112,839	83,383	113,784	72,683

Totals		$31,171,955	$16,424,672	$30,162,409	$15,959,380

At September 30, 2010, property and equipment included $1,254,294 of construction in progress assets that had not yet been placed in service, and therefore had no related depreciation. These assets include the land, building and related costs for the new Doctors Care offices that are undergoing renovations. Management plans to place these assets into service during fiscal year 2011.

Depreciation expense totaled $2,381,717, $2,351,305, and $2,429,705 for the years ended September 30, 2010, 2009 and 2008, respectively. Based on historical data, the Company re-evaluated the salvage values of the property and equipment during fiscal year 2008. As a result of this review, the Company reduced the salvage values to zero and recognized additional depreciation expense of $941,236 for fiscal year 2008.

NOTE 4. CAPITAL AND OPERATING LEASES

Capital Leases

The following is an analysis of the leased property under capital leases by major classes at September 30:

Classes of property:	2010	2009
Buildings	$14,557,363	$14,557,363
Medical Equipment	111,943	118,768
EDP - Other	515,597	515,597

	15,184,903	15,191,728
Less: Accumulated Amortization	(2,736,632)	(1,911,931)

	$12,448,271	$13,279,797

Amortization expense on capital leases totaled $831,526, $711,271 and $595,148 for the years ended September 30, 2010, 2009 and 2008, respectively. Contingent lease payment increases under capital leases totaled $60,575, $27,215 and $8,995 for the years ended September 30, 2010, 2009 and 2008 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2010:

Year ending September 30:
2011	$1,682,252
2012	1,682,252
2013	1,682,252
2014	1,682,252
2015	1,682,252
Thereafter	20,253,205

Total minimum lease payments	28,664,465
Less: Amount representing interest	(14,941,047)

Present value of net minimum lease payments	$13,723,418

Operating Leases

UCI-SC leases office and medical center space under various operating lease agreements. Certain operating leases provide for escalation payments, exclusive of renewal options.

Future minimum lease payments under noncancellable operating leases with a remaining term in excess of one year as of September 30, 2010 are as follows:

Year ending September 30:
2011	3,607,183
2012	3,262,197
2013	2,908,536
2014	2,435,146
2015	2,244,285
Thereafter	13,838,040

Total minimum lease payments	$28,295,387

Total rental expense under operating leases for fiscal years 2010, 2009 and 2008 was $3,700,420, $3,587,318, and $3,585,090, respectively.

NOTE 5. INCOME TAXES

The components of the provision for income taxes for the years ended September 30 are as follows:

	2010	2009	2008
Current:
Federal	$1,231,689	$—	$359,766
State	190,693	—	74,098

	1,422,382	—	433,864

Deferred:
Federal	496,548	1,692,031	213,065
State	(12,560)	254,437	19,785

	483,988	1,946,468	232,850

Total income tax provision	$1,906,370	$1,946,468	$666,714

Deferred taxes result from temporary differences in the recognition of certain items of income and expense, and the changes in the valuation allowance attributable to deferred tax assets.

At September 30, 2010, 2009 and 2008, the Company’s deferred tax assets (liabilities) are as follows:

	2010	2009	2008
Accounts receivable	$526,235	$591,870	$2,860,145
Operating loss carryforwards	—	256,012	—
Property and equipment	17,732	454,727	207,833
Goodwill	(576,796)	(552,197)	(483,700)
Accruals	971,154	568,453	719,189
Other	66,877	170,325	132,192

	$1,005,202	$1,489,190	$3,435,659

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income were as follows for the years ended September 30:

	2010	2009	2008
Tax at federal statutory rate	$1,764,816	$1,764,475	$610,447
Effect on rate of:
Nondeductible expenses	15,531	11,626	25,218
State income tax	117,568	167,928	56,330
Other	8,455	2,439	(25,281)

	$1,906,370	$1,946,468	$666,714

The Company has analyzed the tax positions taken or expected to be taken in its federal, state and local tax filings and has concluded that it has no material liability related to uncertain tax positions.

NOTE 6. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At September 30, 2010 and 2009, there were no outstanding borrowings under the line of credit. During 2010 and 2009, the average amounts outstanding under the line of credit were $305,000 and $295,000, respectively, and the maximum amount outstanding for each year was $1,000,000. Interest expense was $2,800 and $9,602 in 2010 and 2009, respectively. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at September 30, 2010. Borrowings are collateralized by the Company’s accounts receivable and the maturity date of the line of credit is May 5, 2012.

In 2008 the Company secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating a new corporate headquarters property. Under the terms of the mortgage loan agreement the

Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to a term loan. At September 30, 2010, $2,035,635 was outstanding under the mortgage loan agreement. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR (0.257% at September 30, 2010) plus 2.5%, and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

At September 30, 2010, the Company had a term loan outstanding with a commercial bank in the amount of $916,378. The term loan is payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan is the commercial bank’s prime interest rate (3.25% at September 30, 2010) plus  1/2%. Prior to June 2009, the term loan was extended, and it was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013.

On July 17, 2008, the Company purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At September 30, 2010, the outstanding balance on the mortgage loan was $628,605. The promissory note accrues interest at a rate of 5.95 percent per annum. Monthly principal and interest payments are $5,890. Remaining unpaid principal and interest will be due on July 16, 2013.

The Company’s loans include various covenant restrictions which include ratios on maximum debt to net worth, debt service coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization, and minimum tangible net worth requirements. The Company was in compliance with all loan covenants as of the period ending September 30, 2010.

Long-term debt consists of the following at September 30:

	2010	2009
Term note in the amount of $3,200,000 dated June 16, 2005, payable in monthly installments including interest at a rate of prime plus 1/2% (prime rate is 3.25% as of September 30, 2010) of $76,033, maturing October, 2013, collateralized by substantially all assets of the Company.	$916,378	$735,061
Term note with a commitment level up to $3,200,000 payable to a financial institution, with a variable interest rate based on the one month Libor Rate (0.257% at September 30, 2010), plus 2.5% interest only payments due through September 2009. In November 2009, $1,050,000 was transferred to the term loan described above and the remaining balance of $2,100,000 was converted to a mortgage loan and is payable in monthly installments of $11,407 including interest. The loan matures on March 5, 2015, and is collateralized by a lien on the property.	2,035,635	3,150,557
Mortgage loan payable to a financial institution in the amount of $695,000 with monthly installments of $5,890 including interest at 5.95% from August 16, 2008 through July 16, 2013, with a final payment of all remaining prinicipal and accrued interest due in July 2013, collateralized by a lien on the property and substantially all the assets of the Company.	628,605	659,660

Subtotal	3,580,618	4,545,278
Less, current portion	(995,042)	(924,839)

Total Long-term Debt	$2,585,576	$3,620,439

Aggregate maturities of long-term debt are as follows:

Year ending September 30,
2011	$995,042
2012	136,357
2013	638,253
2014	84,026
2015	1,726,940
Thereafter	—

$3,580,618

NOTE 7. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Employee Benefit Plans

The Company has an employee savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 150% of each employee’s contribution up to a maximum of 4% of the employee’s earnings. The Company’s matching contributions were approximately $1,105,000, $935,000, and $920,000, in fiscal years 2010, 2009 and 2008, respectively.

During June 1997, the Company’s Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the “Plan”) for key employees of the Company with an effective date of June 1998. Under the Plan, as amended and restated effective January 1, 2005, key employees may defer up to 30% of their pre-tax earnings. The Company may match up to three times the employee's contribution percentage up to a limit of 10% of the employee’s pre-tax earnings. The Company’s matching contribution vests immediately. Distributions from the Plan to the employee or their beneficiaries may occur if the employee resigns or is terminated, becomes disabled or deceased, reaches the normal retirement age of 65, or if there is a change of control of the Company. Participating employees may elect a lump-sum payment or be paid in annual installments; however, in no event may the employee receive the first payment until six months after the event which precipitated the distribution. The Company’s matching contributions were approximately $317,000, $232,000, and $261,000, in fiscal years 2010, 2009 and 2008, respectively. The Company establishes and maintains insurance contracts, classified as “Restricted investments” in the Company’s balance sheets, to fund the Deferred Compensation Plan. The “Deferred compensation liability” increases or decreases based on employee and Company contributions plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants.

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

In 2008, two executives and two physician employees were awarded 31,350 shares of common stock under the Plan. The shares were issued in 2009. The shares were valued at $2.25 per share and vested immediately. The Company recognized compensation expense of $70,537 in 2008 related to the stock award. Subsequently, in 2009, 11,400 shares of stock were recovered from the Company’s former Chief Financial Officer, as further discussed in Note 10. The stock was valued at $2.75 per share and the aggregate value of $31,350 was recorded as treasury stock.

NOTE 8. OPERATING EXPENSES

The components of operating expenses for each of the three years ended September 30 are as follows:

	2010	2009	2008
Salaries and benefits	$49,046,005	$42,438,788	$41,125,450
Rent	3,612,997	3,509,244	3,430,919
Maintenance and utilities	2,099,134	1,907,733	1,674,017
Taxes and insurance	2,176,901	2,120,782	1,949,824
Communications expense	750,039	719,098	828,657
Medical and other supplies	6,446,687	6,082,973	5,682,964
Provision for doubtful accounts	2,620,883	2,349,485	2,686,897
Depreciation and amortization	2,350,424	2,453,024	2,290,479
Interest expense	1,421,800	1,214,498	900,046
Other expenses	1,049,909	817,730	675,262

	$71,574,779	$63,613,355	$61,244,515

NOTE 9. GENERAL AND ADMINISTRATIVE EXPENSES

The components of general and administrative expenses for each of the three years ended September 30 are as follows:

	2010	2009	2008
Salaries and benefits	$7,138,915	$6,572,878	$7,310,495
Maintenance and utilities	418,382	291,699	374,259
Postage and shipping	736,789	698,209	721,625
Office supplies	151,139	152,544	162,901
Advertising	657,683	693,092	1,500,300
Professional fees	782,444	1,116,291	389,531
Depreciation and amortization	862,819	650,993	734,374
Interest expense	107,613	117,664	341,645
Banking fees	615,392	573,680	543,904
Misappropriation loss	—	102,030	483,148
Other expenses	1,549,884	1,503,332	1,494,426

	$13,021,060	$12,472,412	$14,056,608

NOTE 10. RECOVERY OF MISAPPROPRIATION LOSSES

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

In conjunction with the Company’s collection efforts pursuant to the Judgment, it filed claims with two insurance carriers under fidelity bond and employee dishonesty insurance policies. In conjunction with such claims, the Company received an insurance settlement in the amount of $2,732,840 which was recognized in 2010. The recovery reflects a reduction from the amount of the Judgment for the policy deductible and other adjustments related to amounts the Company has collected from Mr. Wells and expenses it incurred in conjunction with its collection efforts. In conjunction with the recovery, the Company assigned its claims against certain third parties to the insurance carrier that paid the recovery. The Company, however, retained its right to pursue certain claims against its former independent registered public accounting firm which are unrelated to the fraud losses recovered from the insurance carrier. Efforts to collect such losses from its former independent registered public accounting firm have commenced. The Company’s initial claim against its former registered independent public accounting firm is approximately $2,100,000; however, the Company may claim additional damages as they are ascertained.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is insured for professional liability on a claims-made basis and general liability on an occurrence basis, with additional tail coverage being obtained when necessary.

In the ordinary course of conducting its business, the Company becomes involved in litigation, claims, and administrative proceedings. Certain litigation, claims, and proceedings were pending at September 30, 2010, and management intends to vigorously defend the Company in such matters.

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

Approximately $628,000 of the Company’s debt at September 30, 2010 was subject to fixed interest rates. Approximately $2,953,000 of its debt at September 30, 2010 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at September 30, 2010, the Company’s interest expense on an annualized basis would increase approximately $30,000 for each increase of one percent in the prime rate.

The Company also has exposure to increases in the consumer price index associated with certain operating and capital leases it has entered, all of which relate to its leased real estate. At September 30, 2010, the Company had $3,833,738 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2011, 2012 and 2013 are $2,240,901, $946,769 and $646,068, respectively.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

NOTE 12. RELATED PARTY TRANSACTIONS

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

Relationship between the Company and Blue Cross Blue Shield of South Carolina

Blue Cross Blue Shield of South Carolina (“BCBS”) owns 100% of BlueChoice HealthPlan (“BCHP”) and Companion Property & Casualty Insurance Company (“CP&C”). At September 30, 2010, BCHP owned 6,107,838 shares of the Company’s outstanding common stock and CP&C owned 618,181 shares of the Company’s outstanding common stock, which combine to approximately 68% of the Company’s outstanding common stock.

Facility Leases

Two medical facilities operated by UCI-SC are leased from physician employees of the P.A. Total lease payments made by UCI-SC under these leases during the Company’s fiscal years ended September 30, 2010, 2009 and 2008, were approximately $117,000, $140,000 and, $126,000, respectively.

Other Transactions with Related Parties

At September 30, 2010, BCBS and its subsidiaries control 6,726,019 shares, or approximately 68% of the Company’s outstanding common stock. The shares acquired by BlueChoice HealthPlan (“BCHP”) and Companion Property & Casualty Insurance Company (“CP&C”) from the Company were purchased pursuant to stock purchase agreements and were not registered. BCHP and CP&C have the right to require registration of the stock under certain circumstances as described in the agreement. BCBS and its subsidiaries have the option to purchase as many shares as may be necessary for BCBS to obtain ownership of not less than 48% of the outstanding common stock of the Company in the event that the Company issues additional stock to other parties (excluding shares issued to employees or directors of the Company).

During the three year period ended September 30, 2010 the Company maintained an agreement with CP&C pursuant to which UCI-SC, through the P.A., acts as the primary care provider for injured workers of firms carrying workers’ compensation insurance through CP&C.

UCI-SC, through the P.A., provides services to members of a health maintenance organization (“HMO”) operated by BlueChoice HealthPlan (“BCHP”) who has selected the P.A. as their primary care provider.

In January 2009, the Company terminated its self-insured healthcare plan and entered into an insurance contract with BCBS to cover the Company’s employees. The total annual premiums paid to BCBS (including Company and employee contributions) were approximately $3,362,000 and $1,992,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

Revenues generated from billings to BCBS and its subsidiaries totaled approximately 38%, 40%, and 40% of the Company’s total revenues for fiscal years 2010, 2009 and 2008, respectively. Amounts receivable from BCBS and its subsidiaries approximated $1,903,000 and $2,469,000 at September 30, 2010 and 2009, respectively.

NOTE 13. SUBSEQUENT EVENTS

In November 2010, the Company completed the renovation of and opened a new Doctors Care center located in Columbia, South Carolina. In addition, in November 2010, the Company acquired a property in Newberry, South Carolina for $285,000 and has commenced the construction of a new facility which will house a Doctors Care and Progressive Physical Therapy center.

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

NOTE 14. QUARTERLY FINANCIAL DATA (unaudited)

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

	Year ended September 30, 2010 - Quarters ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Revenues	$21,868,730	$22,114,808	$21,041,896	$21,879,895
Operating expenses	18,172,658	17,499,878	17,631,114	18,271,129

Operating margin	3,696,072	4,614,930	3,410,782	3,608,766

General and administrative expenses	3,314,419	3,423,641	3,181,937	3,101,063

Income from operations	381,653	1,191,289	228,845	507,703

Recovery of misappropriation loss	—	—	2,732,840	—

Income before income taxes	381,653	1,191,289	2,961,685	507,703

Income tax expense	147,356	459,957	1,107,324	191,733

Net income (loss) after provision for income taxes	$234,297	$731,332	$1,854,361	$315,970

Basic earnings (loss) per common share	$0.02	$0.07	$0.19	$0.04

Diluted earnings (loss) per common share	$0.02	$0.07	$0.19	$0.04

	Year ended September 30, 2009 - Quarters ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Revenues	$18,307,786	$20,544,839	$19,264,467	$22,233,360
Operating expenses	15,418,449	15,539,153	15,589,446	17,066,307

Operating margin	2,889,337	5,005,686	3,675,021	5,167,053

General and administrative expenses	3,160,454	3,079,675	2,954,050	3,278,233

Income (loss) from operations	(271,117)	1,926,011	720,971	1,888,820

Recovery of misappropriation loss	—	585,422	78,884	112,366

Income (loss) before income taxes	(271,117)	2,511,433	799,855	2,001,186

Income tax (benefit) expense	(104,689)	969,662	308,824	772,671

Net income (loss) after provision for income taxes	$(166,428)	$1,541,771	$491,031	$1,228,515

Basic earnings (loss) per common share	$(0.02)	$0.16	$0.05	$0.12

Diluted earnings (loss) per common share	$(0.02)	$0.16	$0.05	$0.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that the disclosure controls and procedures were effective.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended September 30, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended September 30, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended September 30, 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after the registrant’s fiscal year ended September 30, 2010.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The Consolidated Financial Statements listed on the Index to the Consolidated Financial Statements on page 29 are filed as part of this Form 10-K.

(b)	Exhibits, Required by Item 601 of Regulation S-K

A listing of the exhibits to the Form 10-K is set forth on the Exhibit Index that immediately precedes such exhibits in this Form 10-K.

(c)	Financial Statement Schedules. Financial Statement Schedules Required by Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, UCI Medical Affiliates, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI MEDICAL AFFILIATES, INC.	Date

/s/ D. Michael Stout, M.D. D. Michael Stout, M.D.	December 28, 2010
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Michael Stout, M.D. D. Michael Stout, M.D.	President and Chief Executive Officer (principal executive officer)	December 28, 2010

/s/ Joseph A. Boyle, CPA Joseph A. Boyle, CPA	Executive Vice President and Chief Financial Officer, and Director (principal financial and accounting officer)	December 28, 2010

/s/ Harold H. Adams, Jr., CPCU Harold H. Adams, Jr., CPCU	Director	December 28, 2010

/s/ Charles M. Potok Charles M. Potok	Director	December 28, 2010

/s/ Thomas G. Faulds Thomas G. Faulds	Director	December 28, 2010

/s/ John M. Little, Jr., M.D., MBA John M. Little, Jr., M.D., MBA	Director	December 28, 2010

/s/ Timothy L. Vaughn, CPA Timothy L. Vaughn, CPA	Director	December 28, 2010

/s/ Jean E. Duke, CPA Jean E. Duke, CPA	Director	December 28, 2010

/s/ Ann Thomas Burnett Ann Thomas Burnett	Director	December 28, 2010

UCI MEDICAL AFFILIATES, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Order of Confirmation of UCI Medical Affiliates, Inc. (“UCI”) Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)

2.2	Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002)

2.3	Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)

2.4	Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)

2.5	Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)

2.6	Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16, 2002)

2.7	Plan of Reorganization for UCI (Incorporated by reference to Exhibit 2.7 on the Form 8-K filed August 16, 2002)

2.8	Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16, 2002)

2.9	Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)

2.10	Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)

2.11	Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16, 2002)

2.12	Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002)

2.13	Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002)

2.14	Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)

2.15	Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16, 2002)

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

14	Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed on Form 10-K for fiscal year 2007)

23#	Consent of Independent Auditors

31.1#	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2#	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32#	Section 1350 Certification

99#	Press Release dated December 28, 2010

#	Filed herewith
*	Denotes a management contract or compensatory plan or arrangement.