Form 10-K/A
period 2010-09-30
UCI MEDICAL AFFILIATES INC
filed 2011-01-28
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

UCI MEDICAL AFFILIATES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, which we refer to as the Amendment, amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, originally filed with the Securities and Exchange Commission, or SEC, on December 28, 2010, which we refer to as the Original Filing. We are filing this Amendment to include the information required by Part III that was not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 15 of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Throughout this report, references to the “Company”, “we”, “us” or “our” refers to UCI Medical Affiliates, Inc., and its consolidated subsidiaries and affiliated entities, taken as a whole, unless the context otherwise indicates. As used herein, the term “UCI-SC” refers to UCI Medical Affiliates of South Carolina, Inc., our wholly-owned subsidiary; the term “DC-SC” refers to Doctors Care P.A., a professional corporation affiliated with us; the term “DC-TN” refers to Doctor’s Care of Tennessee, P.C., a professional corporation affiliated with us; the term “PPT” refers to Progressive Physical Therapy, P.A., a professional corporation affiliated with us; the term “COSM” refers to Carolina Orthopedic & Sports Medicine, P.A., a professional corporation affiliated with us; and the term “P.A.” refers collectively to DC-SC, DC-TN, PPT and COSM.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table identifies the names, ages, Board term expirations, and committee memberships of our current Board members:

Name	Age	Term Expiring In	Audit Committee		Compensation Committee		Nominating Committee
Harold H. Adams, Jr.	63	2012	*				*	*
Joseph A. Boyle, CPA	56	2011
Ann T. Burnett	57	2013
Jean E. Duke, CPA	55	2013	*	*			*
Thomas G. Faulds	69	2011	*				*
John M. Little, Jr., M.D.	60	2011			*
Charles M. Potok	61	2012			*	*
Timothy L. Vaughn, CPA	46	2013			*

*	Member
**	Chairman

Harold H. Adams, Jr. has served as one of our directors since June 1994. Since October, 2010 he served as Area Chairman of Gallagher Charitable International Insurance Services (GCIIS). From November, 2006 he served as Area President of Adams & Associates International – Arthur J. Gallagher Risk Management Services (A&AI-AJG) predecessor to GCIIS. From 1992 until November, 2006, he was Chairman and owner of Adams & Associates International (A&AI) and Southern Insurance Managers (SIM). In November 2006 Mr. Adams’ firms A&AI and SIM merged with Arthur J. Gallagher Risk Management Services. Additionally, Mr. Adams is Chairman and part owner of Custom Assurance Placements, Ltd, since its inception in February, 2005. He served as President of Adams Eaddy & Associates, an independent insurance agency from 1980 to 1992. Mr. Adams has been awarded the Chartered Property Casualty Underwriter (CPCU) designation and is currently a member of the President’s Board of Visitors of Charleston Southern University in Charleston, South Carolina. He has received numerous professional awards as the result of over 40 years of involvement in the insurance industry and is a member of many professional and civic organizations. Mr. Adams was most recently reelected as a director at the annual meeting of stockholders in 2010.

Joseph A. Boyle, CPA has served as one of our directors since 2004, and as our Executive Vice President and Chief Financial Officer since December 17, 2008. He has served as the President and Chief Executive Officer of Affinity Technology Group, Inc. since January 2000 and as its Chairman since March 2001. Mr. Boyle served as Affinity’s Senior Vice President and Chief Financial Officer from September 1996 until January 2000 and as Chairman and Chief Executive Officer of Surety Mortgage, Inc., a wholly owned subsidiary of Affinity, from December 1997 until December 2001. In August 2008, Affinity filed a voluntary petition in the United States Bankruptcy Court for the District of South Carolina under the provisions of Chapter 11 of the United States Bankruptcy Code. Mr. Boyle is a certified public accountant and from January 2005 until June 2006 served as Chief Operating Officer of Community Resource Mortgage, Inc., a wholly owned subsidiary of Community Bancshares, Inc. From April 2003 to August 2004, Mr. Boyle was a partner in the accounting firm of Elliott Davis, LLC. From June 1982 until August 1996, Mr. Boyle was employed by Price Waterhouse, LLP and from 1993 until 1996 was a partner in its Kansas City, Missouri office where he specialized in the financial services industry. Mr. Boyle was most recently reelected as a director at the annual meeting of stockholders in 2008.

Ann T. Burnett has served as one of our directors since 2007, and currently serves as Vice President of the Health Network Services division of BlueChoice HealthPlan of South Carolina, Inc. (“BlueChoice”), a Subsidiary of Blue Cross and Blue Shield of South Carolina. Ms. Burnett has been employed by BlueChoice since 1986. Ms. Burnett was most recently reelected as a director at the annual meeting of stockholders in 2010.

Jean E. Duke, CPA has served as one of our directors since 2007, and has been a financial consultant since February 2008. From October 2006 until February 2008 she served as the Chief Financial Officer of SRC, an Aetna Company. From December 2004 until October 2006, she owned a consulting business providing services primarily for insurance and financial organizations. Prior to that, Ms. Duke was affiliated with Colonial Life & Accident Insurance Company, serving in the roles of Senior Vice President, Customer & Information Services, and President & Chief Financial Officer, from August 2002 to December 2004. Ms. Duke is a certified public accountant. A graduate of Leadership Columbia, she was named the Financial Executive of the Year by the Columbia chapter of the Institute of Management Accountants, the Distinguished Young Alumni by the Moore School of Business, and was honored with the Tribute to Women in Industry award by the Young Women’s Christian Association. Ms. Duke has held leadership and board positions with many professional and business organizations as well as continuing to be active in numerous community organizations. Ms. Duke was most recently reelected as a director at the annual meeting of stockholders in 2010.

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

Charles M. Potok has served as our Chairman of the Board since February 2003, and has served as one of our directors since September 1995. He has served as Executive Vice President and Chief Operating Officer of Companion Property and Casualty Insurance Company, a wholly-owned subsidiary of Blue Cross Blue Shield of South Carolina, since March 1984 and, as President of The Companion Property Casualty Group since April 2002. Mr. Potok is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. Mr. Potok serves on many business and civic boards and is past President of the Indian Waters Council of the Boy Scouts of America. Mr. Potok was most recently reelected as a director at the annual meeting of stockholders in 2010.

Timothy L. Vaughn, CPA has served as one of our directors since 2007, and has served as Vice President and Chief Financial Officer of Blue Cross Blue Shield Division of Blue Cross Blue Shield of South Carolina since November 2010. Mr. Vaughn served as Vice President and Chief Financial Officer of BlueChoice HealthPlan (formerly known as Companion HealthCare Corporation) from January 2000 through November 2010, and Vice President of Underwriting of BlueChoice HealthPlan from October 2005 though July 2010. He served as TRICARE Contracts Manager for Blue Cross Blue Shield of South Carolina from 1997 to 2000. This federal program provided healthcare benefits administration for military dependents and retirees across the nation. Mr. Vaughn is a certified public accountant and has been named a Fellow in both the Academy of Healthcare Management and Life Management Institute and is currently serving as Corporate Secretary and Treasurer of EAP Alliance, Inc. in Columbia, South Carolina. He is a member of numerous professional and civic organizations. Mr. Vaughn was most recently reelected as a director at the annual meeting of stockholders in 2010.

Executive Officers and Code of Ethics

Executive Officers

The following individuals constitute our current executive officers:

Name	Age	Offices Held
D. Michael Stout, M.D.	65	President and Chief Executive Officer
Joseph A. Boyle, CPA	56	Executive Vice President and Chief Financial Officer

D. Michael Stout, M.D. has served as Executive Vice President of Medical Affairs of UCI and Doctors Care, P.A. (“DC-SC”) since 1985 and as President and Chief Executive Officer of UCI, UCI-SC, DC-SC and Doctors Care of Tennessee, P.C. since November 1, 2002, and of COSM since April 5, 2005. He is Board Eligible in Emergency Medicine and is a member of the American College of Emergency Physicians, the Columbia Medical Society, and the American College of Physician Executives. He graduated from Brown University Medical School in 1980 and practiced medicine for Doctors Care since 1983. Dr. Stout is the Treasurer of the Board of Directors of the South Carolina Campaign to Prevent Teen Pregnancy and serves on the Board of Directors for the local chapter of Habitat for Humanity, The Columbia Film Society/Nickelodeon Theatre and the Big Brothers Big Sisters of Greater Columbia.

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

Code of Ethics

We adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have filed a copy of this Code as Exhibit 14 to this Amendment No. 1 on Form 10-K/A by incorporating by reference to such Code as filed with the Securities and Exchange Commission on December 5, 2003 as Exhibit 14 to our Annual Report on Form 10-K for the year ended September 30, 2003.

Corporate Governance

The Board has standing Audit, Compensation and Nominating Committees.

Audit Committee. The Audit Committee operates under a written Charter. The Board has determined that all of the members of the Audit Committee as of September 30, 2010 met the independence criteria prescribed by the Securities and Exchange Commission and the Nasdaq Stock Market for service on the Audit Committee and that the current members of the Audit Committee continue to meet such independence criteria. The Board of Directors has determined that as of September 30, 2010, Ms. Duke was a financial expert, as that term is defined in Item 401(h)(2) of Regulation S-K under the Exchange Act. The Audit Committee met 6 times during the fiscal year ended September 30, 2010.

Compensation Committee. The Compensation Committee establishes and oversees the design and functionality of the Company’s executive compensation program. The Board has determined that all of the members of the Compensation Committee are not independent within the meaning of the Nasdaq Stock Market regulations because members of the Compensation Committee are associated with BCBS. The Compensation Committee does not operate under a written Charter. The Compensation Committee met 2 times during the fiscal year ended September 30, 2010.

Nominating Committee. The Nominating Committee makes recommendations to the Board with respect to the size and composition of the Board, reviews the qualifications of potential candidates for election as director, and recommends director nominees to the Board. The Board has determined that all of the members of the Nominating Committee are independent within the meaning of the Nasdaq Stock Market regulations. The Nominating Committee operates under a written Charter. The Nominating Committee did not meet during the fiscal year ended September 30, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, we believe that all of our directors and officers complied during our fiscal year ended September 30, 2010 with the filing requirements under Section 16(a) of the 1934 Act.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Overview of Executive Compensation

The Board of Directors is charged with the responsibility of administering our executive officer compensation program and determining the appropriate levels of executive compensation based on recommendations it receives from the Compensation Committee (the “Committee”). Our Chief Executive Officer has not entered into employment agreement or change in control agreement with the Company. Our Chief Financial Officer has entered into an employment agreement with the Company; however, the agreement does not include any provisions covering changes in control of the Company. Over the last few years, the Board has followed an informal policy of providing our executive officers with a total compensation package that consists of a base salary, cash bonus, stock-based equity awards, deferred compensation, and various other insurance and retirement benefits.

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

For the year ended September 30, 2010, the Committee set each named executive officer’s base salary as follows:

Name	2010 Base Salary
D. Michael Stout, M.D.	$359,816
Joseph A. Boyle, CPA	$227,065

In setting our chief executive officer’s salary for the year ended September 30, 2010, the Committee considered the fact that (i) our chief executive officer has continued to provide the personal leadership and business acumen that is necessary for our continued success; and (ii) the growth of the Company. The Committee also considered the salary levels of other chief executive officers at similar institutions in the Southeast and set a salary level the Committee believed to be fair, both to Dr. Stout and to the Company itself.

In setting our chief financial officer’s salary for the year ended September 30, 2010, the Committee took into consideration (i) the time and expertise required to comply with the complex financial regulatory and reporting requirements applicable to all reporting companies, and (ii) the growth of the Company. In addition to the above mentioned factors, the Committee also considered the salary levels of other chief financial officers at similar institutions in the Southeast and set a salary level the Committee believed to be fair, both to Mr. Boyle and to the Company itself.

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

The Committee determines the amount of any incentive cash bonus that an executive officer receives and awards such bonuses only when the Committee deems a bonus to be appropriate, in its discretion, based on the Company’s and individual executive’s performance. At the conclusion of the fiscal year, the Committee determines the amount of cash incentive compensation earned by each executive officer, if any, based upon the Company’s overall success, growth, and financial performance (measured in large part by the Company’s revenues and pre-tax income) for the year. In fiscal year 2009, there was no formal incentive compensation plan based on overall success, growth, and financial performance. Neither of our executive officers received a cash bonus in 2009; however, our executive officers were paid a discretionary cash bonus in 2010 related to the Company’s financial performance in fiscal year 2009. Dr. Stout and Mr. Boyle were paid discretionary bonuses of $157,290 and $120,583, respectively, in 2010. In addition, pursuant to the 2010 incentive compensation plan approved by the Committee, Dr. Stout and Mr. Boyle earned total incentive compensation of $90,703 and $56,039, respectively.

The amount of the cash incentive compensation earned by Dr. Stout and Mr. Wells, our former Chief Financial Officer, in 2008 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Consistent with past practice, Mr. Wells and Dr. Stout received advances of $45,000 and $42,000, respectively, on the anticipated cash incentive compensation each would be due for the year ended September 30, 2008.

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

In accordance with the Committee’s approval of the 2010 incentive compensation plan, the Committee specified that 15% of our executives’ incentive compensation be in the form of equity instruments. Accordingly, in 2010 Dr. Stout and Mr. Boyle earned 4,965 and 3,068 shares of the Company’s common stock, valued at $13,605 and $8,406, respectively. The shares will be issued to the executives in the second quarter of fiscal year 2011.

Deferred Compensation Plans

During June 1997, the Company’s Board of Directors approved the UCI/Doctors Care Deferred Compensation Plan (the “Plan”) for key employees of the Company with an effective date of June 1998. The Plan was amended and restated effective January 1, 2005. Eligibility to participate in the Plan is determined at the discretion of the Company’s Board of Directors. Under the Plan, key employees may defer up to 30% of their pre-tax earnings. The Company may match up to three times the employee’s contribution percentage up to a limit of 10% of the employee’s pre-tax earnings. The Company’s matching contribution vests immediately. Distributions from the Plan to the employee or their beneficiaries may occur if the employee resigns or is terminated, becomes disabled or deceased, reaches the normal retirement age of 65, or if there is a change of control of the Company. Participating employees may elect a lump-sum payment or be paid in annual installments; however, in no event may the employee receive the first payment until six months after the event which precipitated the distribution. For fiscal year 2010, the Company’s matching contributions for Dr. Stout and Mr. Boyle were $184,015 and $121,106, respectively. The Company establishes and maintains investment accounts to fund the Deferred Compensation Plan. The deferred compensation liability increases or decreases based on the amounts deferred plus or minus earnings or losses on the deemed investment selections of the participants less any payments to participants. The Plan is a non-qualified Plan, and its assets, which consist of Company Owned Life Insurance, are subject to claims of creditors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Award	Non-Equity Incentive Plan Compensation		All Other Compensation (1)	Total
D. Michael Stout, MD	2010	$359,816		$157,290	$13,605	$77,098		$212,343	$820,152
President and Chief	2009	348,964		—	—	—		169,496	518,460
Executive Officer	2008	348,964		44,188	32,062	113,413		163,079	701,706

Joseph A. Boyle, CPA	2010	227,065		120,583	8,406	47,633		123,606	527,293
Executive Vice	2009	111,000	(3)	—	—	—		25,614	136,614
President and Chief
Financial Officer

Jerry F. Wells, CPA	2008	222,068		35,350	25,650	58,293	(2)	121,816	463,177
Former Executive Vice
President and Chief
Financial Officer and
Corporate Secretary

(1)

Amounts set forth under the caption, “All Other Compensation” include the Company’s contribution to the respective executives’ deferred compensation plan account. See the table below under the caption “NON-QUALIFIED DEFERRED COMPENSATION” for additional information. In addition, the amounts include payments for automobile allowances paid in lieu of mileage reimbursements, health insurance supplements, Company contributions to the executives’ 401k account and for Dr. Stout, reimbursement for long-term disability insurance. Dr. Stout received an automobile allowance of $8,574 in 2010 and $12,350 in 2009. Mr. Wells received an automobile allowance of $12,350 in 2008. In each year set forth in the above table, the Company contributed $2,500 to the 401k accounts of Dr. Stout and Mr. Wells. In 2010 and 2009, the Company contributed $2,500 and $6,660, respectively, to Mr. Boyle’s 401k account. Health insurance supplements totaled $3,150 for Dr. Stout in 2009 and 2008 and $3,350 for Mr. Wells in 2008. Dr. Stout was reimbursed $17,254, $10,270 and $10,161 in 2010, 2009 and 2008, respectively, for long-term disability insurance premiums.

(2)

Mr. Wells’ employment was terminated on December 17, 2008 as a result of the discovery of improper expense reimbursements he claimed and other fraudulent activities in which he engaged. Prior to the date of the discovery of theses matters, Mr. Wells was paid $45,000 under the Company’s Non-Equity Incentive Plan. The remaining $13,293 was not paid to Mr. Wells.

(3)

For 2009, Mr. Boyle’s salary information is for the period March 16, 2009 through September 30, 2009. From December 17, 2008 until March 16, 2009 (the date on which he became an employee of the Company), Mr. Boyle worked as Interim Chief Financial Officer on a contractual basis. During that period he was paid $64,080 for his services.

2010 OPTION EXERCISES AND STOCK VESTED

During 2010, our executive officers were not issued any stock options or stock, nor did they exercise any stock options or vest in any stock awards. As explained above in this Item 11. under the sub-caption, “Stock Options and Equity Awards,” in 2010, Dr. Stout and Mr. Boyle earned 4,965 and 3,068 shares of the Company’s common stock, valued at $13,605 and $8,406, respectively. The shares will be issued to the executives in the second quarter of fiscal year 2011.

NON-QUALIFIED DEFERRED COMPENSATION (1)

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE
D. Michael Stout, MD	$61,338	$184,015	$98,173	—	$1,384,560
Joseph A. Boyle, CPA	40,369	121,106	8,815	—	205,327

(1)

The significant provisions of the Company’s Deferred Compensation Plan are discussed in this Form 10-K under the caption, Part III – Item 10. – EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Elements of Compensation Program – Deferred Compensation Plans.”

(2)	These amounts are included in the respective Executive’s 2010 “All Other Compensation” column of the Summary Compensation Table above.

2010 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)
D. Michael Stout	Jan. 11, 2011	$4,460	$107,045	$214,089	—	—	—	—	—	—
Joseph A. Boyle	Jan. 11, 2011	2,838	67,119	136,239	—	—	—	—	—	—

(1)

This represents the total (including cash and equity awards) annual incentive opportunity for 2010 under the 2010 Incentive Program. The actual amounts paid out under this plan for 2008 are reported in the Summary Compensation Table. The threshold reflects the amount that would be payable under the plan if the minimum performance goals (with respect to bonus qualification) were achieved for both revenue and pre-tax income. If the minimum performance goal for either revenue or pre-tax income goals were not achieved, no bonus would be payable under the plan.

DIRECTOR COMPENSATION

Currently, members of our Board receive the following retainer fees: $6,000 per fiscal year for the Chairman, $5,000 per year for Committee members, and $4,000 per year for all other members of the Board. We also reimburse directors for out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors. Compensation we paid to our Directors for the year ended September 30, 2010 is as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
Harold H. Adams, Jr.	$5,000	—	—	—	—	$8,250	$13,250
Joseph A. Boyle, CPA	$—	—	—	—	—	$—	$—
Ann T. Burnett	$4,000	—	—	—	—	$—	$4,000
Jean E. Duke, CPA	$5,000	—	—	—	—	$17,625	$22,625
Thomas G. Faukls	$5,000	—	—	—	—	$6,875	$11,875
John M. Little, Jr. M.D.	$5,000	—	—	—	—	$—	$5,000
Charles M. Potok	$6,000	—	—	—	—	$—	$6,000
Timothy L. Vaughn, CPA	$5,000	—	—	—	—	$—	$5,000

(1)

Amounts in this column reflect amounts paid in cash in fiscal 2010 for normal services to the Company. In addition, we paid members of our Audit Committee additional compensation in fiscal year 2010 for the services they rendered related to the investigation of the fraudulent activities of our former Chief Financial Officer. The compensation paid to each member, included in the above Table under the caption, “Other Compensation,” was determined based on the number of Audit Committee meetings the member attended and the additional time each member individually devoted to the investigation and related activities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of September 30, 2010. Information is presented for (i) stockholders owning more than five percent of the outstanding common stock as indicated in their respective Schedule 13D filings as filed with the Securities and Exchange Commission as of September 30, 2010, (ii) each of our directors, each nominee for director, and each of our executive officers individually, and (iii) all of our directors and executive officers, as a group. The percentages are calculated based on 9,934,072 shares of common stock outstanding on September 30, 2010.

Name	Shares Beneficially Owned (1)	Percentage
Blue Cross and Blue Shield of South Carolina (2)	6,726,019	67.71%
Bandera Partners LLC (3)	1,323,357	13.32%
Harold H. Adams, Jr.	2,500	*
Joseph A. Boyle, CPA	0	0
Ann T. Burnett	0	0
Jean E. Duke, CPA	2,000	*
Thomas G. Faulds.	.5,000	*
John M. Little, Jr., M.D.	0	0
Charles M. Potok	5,000	*
Timothy L. Vaughn, CPA.	0	0
D. Michael Stout, M.D.	307,310	3.09%
All current directors and executive officers As a group (9 persons)	321,810	3.24%

*	Amount represents less than 1.0 percent.

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

During our fiscal years ended September 30, 2010 and 2009, the P.A. received an aggregate of approximately $86,905,000 and $80,350,000, respectively, in fees prior to deduction by the P.A. of their payroll and other related deductible costs covered under the Administrative Services Agreements. For accounting purposes, we combine the operations of the P.A. with our operations, as reflected in our consolidated financial statements.

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

Other Transactions with Related Parties

As of September 30, 2010, BlueChoice HealthPlan, a wholly owned subsidiary of Blue Cross Blue Shield of South Carolina (“BCBS”), owns 6,107,838 shares of our common stock and Companion Property and Casualty Insurance Company another wholly owned subsidiary of BCBS, owns 618,181 shares of our common stock, which combine to approximately 67.71 percent of our outstanding common stock. The following is a historical summary of purchases of our common stock by BCBS subsidiaries from us.

Date Purchased	Blue Cross Blue Shield of South Carolina Subsidiary	Number of Shares	Price per Share	Total Purchase Price
12/10/93	BlueChoice HealthPlan	333,333	$1.50	$500,000
06/08/94	BlueChoice HealthPlan	333,333	3.00	1,000,000
01/16/95	BlueChoice HealthPlan	470,588	2.13	1,000,000
05/24/95	BlueChoice HealthPlan	117,647	2.13	250,000
11/03/95	BlueChoice HealthPlan	218,180	2.75	599,995
12/15/95	BlueChoice HealthPlan	218,180	2.75	599,995

03/01/96	BlueChoice HealthPlan	315,181	2.75	866,748
06/04/96	Companion Property and Casualty	218,181	2.75	599,998
06/23/97	Companion Property and Casualty	400,000	1.50	600,000

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

The following table presents fees for professional services rendered by Elliott Davis for the audit of our annual financial statements for fiscal years 2010 and 2009 together with fees for audit-related services, tax services and other services rendered by Elliott Davis for those periods.

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees (1)	$130,000	$145,000
Tax Fees (2)	25,000	25,000
Audit-related Fees (3)	10,500	10,500

	$165,500	$180,500

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The applicable financial statements required under this item 15(a)(1) are presented in the Company’s consolidated financial statements and notes thereto under item 8 of our Annual Report on Form 10-K as of September 30, 2010, as filed with the SEC on December 28, 2010.

(a)(2) Financial Statement Schedules

The applicable financial statement schedules required under this item 15(a)(2) are presented in the Company’s consolidated financial statements and notes thereto under item 8 of our Annual Report on Form 10-K as of September 30, 2010, as filed with the SEC on December 28, 2010.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index are attached and incorporated by reference and field as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, UCI Medical Affiliates, Inc., has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCI MEDICAL AFFILIATES, INC.	Date

/s/ D. Michael Stout, M.D. D. Michael Stout, M.D.	January 28, 2011
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Michael Stout, M.D. D. Michael Stout, M.D.	President and Chief Executive Officer (principal executive officer)	January 28, 2011

/s/ Joseph A. Boyle, CPA Joseph A. Boyle, CPA	Executive Vice President and Chief Financial Officer, and Director (principal financial and accounting officer)	January 28, 2011

/s/ Harold H. Adams, Jr., CPCU Harold H. Adams, Jr., CPCU	Director	January 28, 2011

/s/ Charles M. Potok Charles M. Potok	Director	January 28, 2011

/s/ Thomas G. Faulds Thomas G. Faulds	Director	January 28, 2011

/s/ John M. Little, Jr., M.D., MBA John M. Little, Jr., M.D., MBA	Director	January 28, 2011

/s/ Timothy L. Vaughn, CPA Timothy L. Vaughn, CPA	Director	January 28, 2011

/s/ Jean E. Duke, CPA Jean E. Duke, CPA	Director	January 28, 2011

/s/ Ann Thomas Burnett Ann Thomas Burnett	Director	January 28, 2011

UCI MEDICAL AFFILIATES, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Order of Confirmation of UCI Medical Affiliates, Inc. (“UCI”) Dated August 7, 2002 (Incorporated by reference to Exhibit 2.1 on the Form 8-K filed August 16, 2002)

2.2	Order of Confirmation of UCI Medical Affiliates of South Carolina Dated August 5, 2002 (Incorporated by reference to Exhibit 2.2 on the Form 8-K filed August 16, 2002)

2.3	Order of Confirmation of UCI Medical Affiliates of Georgia, Inc. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.3 on the Form 8-K filed August 16, 2002)

2.4	Order of Confirmation of Doctors Care, P.A. Dated August 8, 2002 (Incorporated by reference to Exhibit 2.4 on the Form 8-K filed August 16, 2002)

2.5	Order of Confirmation of Doctors Care of Tennessee, P.C. Dated August 6, 2002 (Incorporated by reference to Exhibit 2.5 on the Form 8-K filed August 16, 2002)

2.6	Order of Confirmation of Doctors Care of Georgia, P.C. Dated August 7, 2002 (Incorporated by reference to Exhibit 2.6 on the Form 8-K filed August 16, 2002)

2.7	Plan of Reorganization for UCI (Incorporated by reference to Exhibit 2.7 on the Form 8-K filed August 16, 2002)

2.8	Plan of Reorganization for UCI Medical Affiliates of South Carolina, Inc. (Incorporated by reference to Exhibit 2.8 on the Form 8-K filed August 16, 2002)

2.9	Plan of Reorganization of UCI Medical Affiliates of Georgia, Inc. (Incorporated by reference to Exhibit 2.9 on the Form 8-K filed August 16, 2002)

2.10	Plan of Reorganization of Doctors Care, P.A. (Incorporated by reference to Exhibit 2.10 on the Form 8-K filed August 16, 2002)

2.11	Plan of Reorganization of Doctors Care of Tennessee, P.C. (Incorporated by reference to Exhibit 2.11 on the Form 8-K filed August 16, 2002)

2.12	Plan of Reorganization for Doctors Care of Georgia, P.C. (Incorporated by reference to Exhibit 2.12 on the Form 8-K filed August 16, 2002)

2.13	Joint Disclosure Statement Filed as of May 3, 2002 (Incorporated by reference to Exhibit 2.13 on the Form 8-K filed August 16, 2002)

2.14	Addendum to Joint Disclosure Statement and Plans of Reorganization Filed as of June 14, 2002 (Incorporated by reference to Exhibit 2.14 on the Form 8-K filed August 16, 2002)

2.15	Second Addendum to Plans of Reorganization Filed as of July 29, 2002 (Incorporated by reference to Exhibit 2.15 on the Form 8-K filed August 16, 2002)

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

14	Code of Ethics dated as of November 25, 2003 (Incorporated by reference to the exhibit of same number on the Form 10-K filed for fiscal year 2003)

21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed on Form 10-K for fiscal year 2007)

23	Consent of Independent Auditors (Previously filed)

31.1#	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2#	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32#	Section 1350 Certification

#Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.