Form 10-Q
period 2010-12-31
UCI MEDICAL AFFILIATES INC
filed 2011-02-14
CIK 737561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $.05 par value, was 9,934,072 at December 31, 2010.

UCI MEDICAL AFFILIATES, INC.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

UCI Medical Affiliates, Inc.

Condensed Consolidated Balance Sheets

	(unaudited) 12/31/2010	9/30/2010
Assets
Current Assets
Cash	$4,557,736	$4,586,614
Certificates of deposit	755,990	755,990
Accounts receivable, net of allowance for doubtful accounts of $1,359,389 and $1,375,856	5,754,194	5,810,442
Inventory	1,076,555	1,066,555
Income taxes receivable	—	187,346
Deferred taxes	963,040	910,568
Prepaid expenses and other current assets	955,905	331,356

Total current assets	14,063,420	13,648,871

Property and equipment, less accumulated depreciation of $17,003,667 and $16,424,672	15,479,098	14,747,283
Leased property under capital leases, less accumulated amortization of $2,944,515 and $2,736,632	12,240,388	12,448,271
Deferred taxes	200,881	94,634
Restricted investments	2,409,479	2,172,840
Goodwill, less accumulated amortization of $2,493,255	3,350,501	3,350,501
Other assets	461,406	590,085

Total Assets	$48,205,173	$47,052,485

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$806,164	$995,042
Obligations under capital leases	337,955	329,841
Accounts payable	462,274	566,667
Income taxes payable	194,237	—
Payable to patients and insurance carriers	1,590,724	1,586,050
Accrued salaries and payroll taxes	3,362,785	3,019,380
Accrued compensated absences	712,527	638,026
Other accrued liabilities	1,259,375	1,165,867

Total current liabilities	8,726,041	8,300,873

Long-term liabilities
Deferred compensation liability	2,380,281	2,124,976
Long-term debt, net of current portion	2,526,045	2,585,576
Obligations under capital leases	13,305,983	13,393,577

Total long-term liabilities	18,212,309	18,104,129

Total Liabilities	26,938,350	26,405,002

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity
Preferred stock, par value $.01 per share: Authorized shares - 10,000,000; none issued	—	—
Common stock, par value $.05 per share: Authorized shares - 50,000,000; issued - 9,945,472 shares; outstanding - 9,934,072 shares	497,274	497,274
Treasury stock - 11,400 shares	(31,350)	(31,350)
Paid-in capital	22,173,993	22,173,993
Accumulated deficit	(1,373,094)	(1,992,434)

Total Stockholders’ Equity	21,266,823	20,647,483

Total Liabilities and Stockholders’ Equity	$48,205,173	$47,052,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2010	2009
Revenues	$22,112,826	$21,868,730
Operating expenses	17,903,954	18,172,658

Operating margin	4,208,872	3,696,072

General and administrative expenses	3,192,747	3,314,419

Income before income taxes	1,016,125	381,653

Income tax expense	(396,785)	(147,356)

Net income	$619,340	$234,297

Basic income per share	$0.06	$0.02

Basic weighted average common shares outstanding	9,934,072	9,934,072

Diluted income per share	$0.06	$0.02

Diluted weighted average common shares outstanding	9,934,072	9,934,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended December 31, 2010
	Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2010	9,945,472	$497,274	$22,173,993	$(31,350)	$(1,992,434)	$20,647,483
Net income					619,340	619,340

Balance at December 31, 2010	9,945,472	$497,274	$22,173,993	$(31,350)	$(1,373,094)	$21,266,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI Medical Affiliates, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Net income	$619,340	$234,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	719,733	528,801
Depreciation and amortization	786,878	804,169
(Gain) Loss on disposal	(1,200)	1,273
Deferred taxes	(158,719)	162,119
Unrealized gain on restricted and other investments	(157,369)	(39,629)
Changes in operating assets and liabilities:
Accounts receivable	(663,485)	102,878
Inventory	(10,000)	—
Income taxes receivable	187,346	(14,763)
Prepaid expenses and other current assets	(624,549)	(393,789)
Accounts payable and accrued expenses	411,695	(858,998)
Income taxes payable	194,237	—
Deferred compensation	255,305	112,400

Cash provided by operating activities	1,559,212	638,758

Investing activities:
Purchases of property and equipment	(1,309,610)	(408,541)
Decrease (increase) in other assets	154,999	(185,676)
Purchase of restricted investments	(105,590)	(68,962)

Cash used in investing activities	(1,260,201)	(663,179)

Financing activities:
Net borrowings on line of credit	—	50,859
Principal payments on notes payable	(248,409)	(228,891)
Principal payments on capital lease obligations	(79,480)	(99,842)

Cash used in financing activities	(327,889)	(277,874)

Decrease in cash	(28,878)	(302,295)
Cash at beginning of period	4,586,614	2,755,156

Cash at end of period	$4,557,736	$2,452,861

Supplemental cash flow information:
Cash paid during the period for:
Interest	$373,956	$389,571
Income taxes	$173,921	$—

Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations incurred	$—	$—
Issuance of common stock for compensation	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UCI MEDICAL AFFILIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The Company’s results are subject to seasonal factors, particularly relating to seasonal influenza and other periodic influenza outbreaks. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010.

UCI Medical Affiliates, Inc. (“UCI”) is a Delaware corporation incorporated on August 25, 1982. Operating through its wholly-owned subsidiary, UCI Medical Affiliates of South Carolina, Inc. (“UCI-SC”), UCI provides nonmedical management and administrative services for a network of 68 freestanding medical centers, 67 of which are located throughout South Carolina and one is located in Knoxville, Tennessee (44 operating as Doctors Care in South Carolina, one as Doctors Care in Knoxville, Tennessee, 20 as Progressive Physical Therapy Services in South Carolina, one as Luberoff Pediatrics in South Carolina, one as Carolina Orthopedic & Sports Medicine in South Carolina and one as Doctors Wellness Center in South Carolina).

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

New Accounting Pronouncements

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The adoption of AS 2010-22 did not have a material impact on our financial statements.

In December 2010, the FASB issued the ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

NOTE 3. INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets to amounts expected to be realized. Valuation allowances are provided against deferred tax assets when the Company determines it is more likely than not that the deferred tax asset will not be realized. The tax returns for the eight fiscal years ended September 30, 2010 are open for examination. During the quarters ended December 31, 2010 and December 31, 2009, the Company recorded an income tax expense of $396,785 and $147,356, respectively.

NOTE 4. FINANCING ARRANGEMENTS

The Company maintains a line of credit of $1,000,000 with a commercial bank. At December 31, 2010 and September 30, 2010, there were no outstanding borrowings under the line of credit. The line of credit bears interest at the commercial bank’s prime rate, which was 3.25% at December 31, 2010. Borrowings are collateralized by the Company’s accounts receivable, and the maturity date of the line of credit is May 5, 2012.

In 2008 the Company secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating a new corporate headquarters property. Under the terms of the mortgage loan agreement, the Company paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to a term loan. At December 31, 2010, $2,015,574 was outstanding under the mortgage loan agreement. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5%, and the Company will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

At December 31, 2010, the Company had a term loan outstanding with a commercial bank in the amount of $696,274. The term loan is payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan is the commercial bank’s prime interest rate plus  1/2%. Prior to June 2009, the term loan was extended, and it was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013.

On July 17, 2008, UCI-LLC purchased a Doctors Care building for a total purchase price of $815,000. This property was previously rented by the Company and occupied as a medical center. A portion of the purchase price was funded by a promissory note in the original principal amount of $695,000, and is collateralized by a lien on the property. At December 31, 2010, the outstanding balance on the mortgage loan was $620,361. The promissory note accrues interest at a rate of 5.95% per annum. Monthly principal and interest payments are $5,890. Remaining unpaid principal and interest will be due on July 16, 2013.

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

NOTE 7. SUBSEQUENT EVENTS

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

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this Report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this Form 10-Q that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Although our management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, we can give no assurance that actual results will not differ materially from their expectations. Factors that could cause actual results to differ from expectations include, among other things, (1) the difficulty in controlling our costs of providing healthcare and administering our network of centers; (2) the possible negative effects from changes in reimbursement and capitation payment levels and payment practices by insurance companies, healthcare plans, government payers and other payment sources; (3) the difficulty of attracting primary care physicians; (4) the increasing competition for patients among healthcare providers; (5) possible government regulations negatively impacting our existing organizational structure; (6) the possible negative effects of healthcare reform; (7) the challenges and uncertainties in the implementation of our expansion and development strategy; (8) the dependence on key personnel; (9) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (10) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a reduced demand for practice management services; (11) the demand for our products and services; (12) technological changes; (13) the ability to increase market share; (14) the adequacy of expense projections and estimates of impairment loss; (15) the impact of change in accounting policies by the Securities and Exchange Commission; (16) unanticipated regulatory or judicial proceedings; (17) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (18) other factors described in this Form 10-Q, the factors described in our 2010 10-K, including, but not limited to, those matters described under the caption “PART I – ITEM 1A. – RISK FACTORS,” and in our other reports filed with the Securities and Exchange Commission; and (19) our success at managing the risks involved in the foregoing.

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

Comparison of the Three Month Period Ended December 31, 2010 to the Three Month Period Ended December 31, 2009

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

The following table sets forth our revenues, operating expenses and operating margin for the three month periods ended December 31, 2010 and 2009.

	For the three month periods ended December 31,
	2010	2009
Revenues	$22,112,826	$21,868,730
Operating Expenses	17,903,954	18,172,658

Operating Margin	$4,208,872	$3,696,072

Comparison of Revenues and Operating Expenses for the Three Month Periods Ended December 31, 2010 and 2009

We recognized revenues of $22,112,826 in the three month period ended December 31, 2010 (the first quarter of fiscal year 2011) compared to revenues of $21,868,730 in the comparable period in 2009 (the first quarter of fiscal year 2010). The overall increase in our revenues in the three month period ended December 31, 2010 compared to the same period in 2009 is $244,096 or 1.12%. Total patient encounters during both three month periods were unchanged. The nominal increase in revenue was related to payer mix and general increases in reimbursement rates.

Our operating expenses were $17,903,954 in the three month period ended December 31, 2010 compared to operating expenses of $18,172,658 in the comparable period in 2009. The decrease of $268,704 or 1.48%, was primarily due to a reduction in medical supplies in the first quarter of 2011 of approximately $484,000 compared with the first quarter of 2010. Medical supply expense was unusually high in the first quarter of 2010 due to the severity of the H1N1 flu virus during that period. The overall decrease was offset by an increase in bad debt expense of approximately $191,000. Management does not believe the increase in bad debt expense is associated with any long-term trends.

General and Administrative Expenses (G&A)

G&A expenses consist of the costs and expenses to administer and support our medical centers. Such costs include salaries and benefits of corporate employees (administrative, maintenance and billing departments), postage and shipping, professional fees, advertising, banking fees and other costs incidental to operating our corporate office.

The following table sets forth our G&A expenses for the three month periods ended December 31, 2010 and 2009.

	For the three month periods ended December 31,
	2010	2009
General and adminstrative expenses	$3,192,747	$3,314,419

Comparison of G&A Expenses for the Three Month Periods Ended December 31, 2010 and 2009

Our G&A expenses were $3,192,747 in the three month period ended December 31, 2010 compared to $3,314,419 in the comparable period in fiscal year 2010. The decrease of $121,672, or 3.67%, was due to several factors. First, professional fees decreased approximately $160,000. The decrease was due to our reduced activities associated with the investigation of the criminal activities of our former CFO, Jerry F. Wells, Jr. and the reduction in audit expenses related to the restatement of our financial statements. In addition, other miscellaneous expenses were reduced by approximately $116,000 in the first quarter of 2011 compared to the same period in 2010. The overall decrease in G&A expenses was offset by an increase in compensation expense of approximately $171,000 associated with normal cost of living increases and the addition of several administrative employees to support our medical operations.

Comparison of Income Tax Expense for the Three Month Periods Ended December 31, 2010 and 2009

Our income tax expense was $396,785 in the three month period ended December 31, 2010 compared to an income tax expense of $147,356 in the comparable period in 2009. Our effective tax rates were 39.05% and 38.61% for the three months ended December 31, 2010 and December 31, 2009, respectively. Our effective tax rates vary from the combined enacted federal and state tax rates due to the net effect of nondeductible expenses, offset by certain tax credits we recognize.

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

The line of credit bears interest at the commercial bank’s prime interest rate which was 3.25% at December 31, 2010 and is secured by our accounts receivable. At December 31, 2010 and September 30, 2010, there were no outstanding borrowings under the line of credit.

In 2008 we secured a mortgage loan commitment and agreement from a commercial bank in the amount of $3,200,000 for the purpose of acquiring and renovating our new corporate headquarters property. Under the terms of the mortgage loan agreement, we paid interest only at one-month LIBOR plus 2.5% until the modification date, at which time $2,100,000 of the amount outstanding converted to a permanent mortgage loan. The mortgage loan was modified on November 23, 2009. As explained below, approximately $1,050,000 of the $3,150,000 amount then outstanding was transferred to a term loan. At December 31, 2010, $2,015,574 was outstanding under the mortgage loan agreement. Interest on the permanent mortgage loan will continue to be paid based on one-month LIBOR plus 2.5%, and we will pay total monthly payments of $11,407. Any amount outstanding on March 5, 2015 will be due and payable on that date.

At December 31, 2010, we had a term loan outstanding with a commercial bank in the amount of $696,274. The term loan is payable in monthly installments of $76,033 and was originally scheduled for maturity on June 16, 2009. The interest rate on the term loan is the commercial bank’s prime interest rate plus  1/2%. Prior to June 2009, the term loan was extended, and it was modified on November 23, 2009. Under the modified terms, $1,050,000 of the amount outstanding under the mortgage loan was added to the outstanding balance of the term loan. After modification, the aggregate balance of the term loan was $1,785,000. The term loan agreement was further modified to extend the maturity date until October 2013.

Additionally, in the fiscal year ended September 30, 2008 we acquired a center in Surfside Beach, SC for $815,000. We financed the acquisition of the center with a mortgage loan in the amount of $695,000, of which $620,361 was outstanding at December 31, 2010. Monthly principal and interest payments are $5,890. Remaining unpaid principal and interest will be due on July 16, 2013.

Long-term debt decreased from $3,580,618 at September 30, 2010 to $3,332,209 at December 31, 2010, due to regular principal pay-downs. Our management believes that for the next 12 months and the foreseeable future thereafter it will be able to continue to fund debt service requirements out of cash generated through operations.

During the three month period ending December 31, 2010, contractual obligations related to the principal component of our long-term debt decreased $248,409.

Cash provided by operating activities for the three month period ended December 31, 2010 was $1,559,212 compared to $638,758 for the comparable period in 2009. In the three month periods ended December 31, 2010 and 2009, cash provided by operations was increased by non-cash charges to net income, the primary components of which were the provision for losses on accounts receivable and depreciation and amortization. In aggregate, such non-cash charges increased cash provided by operating activities by $1,506,611 and $1,332,970 in the three month periods ended December 31, 2010 and 2009, respectively. Cash provided by operating activities was negatively impacted by an increase in accounts receivable and prepaid expenses of $663,485 and $624,549, respectively, in the three month period ended December 31, 2010. In addition, cash provided by operating activities was negatively impacted by a decrease in accounts payable and accrued expenses of $858,998 in the three month period ended December 31, 2009.

Cash used in investing activities for the three month period ended December 31, 2010 was $1,260,201 compared to $663,179 for the comparable period in 2009. In the three month period ended December 31, 2010, the primary use of cash in investing activities related to the acquisition and construction of two new properties. In the three month period ended December 31, 2009, the primary use of cash in investing activities related to the purchase of furniture, information technology equipment and medical equipment.

Cash used by financing activities for the three month period ended December 31, 2010 was $327,889 compared to $277,874 for the same period in 2009. For the three months ended December 31, 2010, the cash used by financing activities was a result of payments made on our long term debt and capital lease obligations. In 2009, these payments were offset by borrowings under our line of credit.

At December 31, 2010, we had cash of $4,557,736 compared to $4,586,614 at September 30, 2010, a decrease of $28,878. Our working capital was $5,337,379 at December 31, 2010 compared to $5,347,998 at September 30, 2010. The change in our cash and working capital was due to normal business operations.

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

Approximately $620,000 of our debt at December 31, 2010 was subject to fixed interest rates. Approximately $2,712,000 of our debt at December 31, 2010 was subject to variable interest rates. Based on the outstanding amounts of variable rate debt at December 31, 2010, our interest expense on an annualized basis would increase approximately $27,000 for each increase of one percent in the prime rate.

We have $3,833,738 in aggregate annual lease payments that are subject to increases based on future changes in the consumer price index. Typically, the lease agreements stipulate that the lease payments will increase every three years based on the aggregate increase in the consumer price index over the preceding three years. Of the aggregate annual lease payments subject to change based on the consumer price index, annual payments subject to change in 2011, 2012 and 2013 are $2,240,901, $946,769 and $646,068, respectively.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that the disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Information regarding risk factors appears in Part I - Item 1A - Risk Factors of our report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3	Defaults upon Senior Securities

This item is not applicable.

Item 4	[Removed and Reserved]

Item 5	Other Information

This item is not applicable.

Item 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of D. Michael Stout, M.D.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph A. Boyle, CPA

32	Section 1350 Certification

99	Press Release dated February 14, 2011

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

Date: February 14, 2011